Form 10-Q
period 2020-09-30
Tailwind Acquisition Corp.
filed 2020-11-16
CIK 1814215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 16, 2020 there were 33,421,570 shares of Class A common stock and 8,355,393 shares of Class B common stock, $0.0001 par value, issued and outstanding.

TAILWIND ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2020

i

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

TAILWIND ACQUISITION CORP.

CONDENSED BALANCE SHEET

SEPTEMBER 30, 2020

(Unaudited)

ASSETS
Current assets:
Cash	$2,584,655
Prepaid expenses	327,842
Total Current Assets	2,912,497

Cash and marketable securities held in Trust Account	334,235,904
TOTAL ASSETS	$337,148,401

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$57,916
Accrued offering costs	402,480
Total Current Liabilities	460,396

Deferred underwriting fee payable	11,697,550
Total Liabilities	12,157,946

Commitments and Contingencies

Class A common stock, $0.0001 par value, subject to possible redemption, 31,999,045 shares at $10.00 per share	319,990,450

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; 1,422,525 issued and outstanding (excluding 31,999,045 shares subject to possible redemption)	142
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 8,625,000 shares issued and outstanding (1)	863
Additional paid-in capital	5,101,351
Accumulated deficit	(102,351)
Total Stockholders’ Equity	5,000,005
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$337,148,401

(1)	Included up to 269,608 shares of Class B common stock subject to forfeiture as a result of the underwriter’s election to partially exercise their over-allotment option (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

TAILWIND ACQUISITION CORP.

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,	For the Period from May 29, 2020 (Inception) Through September 30,
	2020	2020
Formation and operating costs	$121,555	$122,555
Loss from operations	(121,555)	(122,555)

Other income:
Interest income on marketable securities held in Trust Account	20,204	20,204

Net loss	$(101,351)	$(102,351)

Weighted average shares outstanding of Class A common stock, basic and diluted	33,421,570	33,421,570

Basic and diluted net income per common share, Class A	$0.00	$0.00

Weighted average shares outstanding of Class B common stock, basic and diluted (1)	8,355,393	8,355,393

Basic and diluted net loss per common share, Class B	$(0.01)	$(0.01)

(1)	Excluded up to 269,608 shares of Class B common stock subject to forfeiture as a result of the underwriter’s election to partially exercise their over-allotment option (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

TAILWIND ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED SEPTEMBER 30, 2020 AND

FOR THE PERIOD FROM MAY 29, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — May 29, 2020 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor (1)	—	—	8,625,000	863	24,137	—	25,000

Net loss	—	—	—	—	—	(1,000)	(1,000)

Balance — June 30, 2020	—	—	8,625,000	863	24,137	(1,000)	24,000

Sale of 33,421,570 Units, net of underwriting discounts and offering expenses	33,421,570	3,342	—	—	315,364,464	—	315,367,806

Sale of 9,700,000 Private Placement Warrants	—	—	—	—	9,700,000	—	9,700,000

Common stock subject to possible redemption	(31,999,045)	(3,200)	—	—	(319,987,250)	—	(319,990,450)

Net loss	—	—	—	—	—	(101,351)	(101,351)

Balance — September 30, 2020	1,422,525	$142	8,625,000	$863	$5,101,351	$(102,351)	$5,000,005

(1)	Included up to 269,608 shares of Class B common stock subject to forfeiture as a result of the underwriter’s election to partially exercise their over-allotment option (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

TAILWIND ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MAY 29, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(102,351)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(20,204)
Changes in operating assets and liabilities:
Prepaid expenses	(327,842)
Accounts payable and accrued expenses	57,916
Net cash used in operating activities	(392,481)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(334,215,700)
Net cash used in investing activities	(334,215,700)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds from sale of Units, net of underwriting discounts paid	327,531,386
Proceeds from sale of Private Placement Warrants	9,700,000
Repayment of promissory note – related party	(52,250)
Payment of offering costs	(11,300)
Net cash provided by financing activities	337,192,836

Net Change in Cash	2,584,655
Cash – Beginning	—
Cash – Ending	$2,584,655

Non-cash investing and financing activities:
Initial classification of common stock subject to possible redemption	$320,091,800
Change in value of common stock subject to possible redemption	$(101,350)
Deferred underwriting fee payable	$11,697,550
Deferred offering costs included in accrued offering costs	$402,480
Deferred offering costs paid through promissory note – related party	$52,250

The accompanying notes are an integral part of the unaudited condensed financial statements.

TAILWIND ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

As of September 30, 2020, the Company had not commenced any operations. All activity for the period from May 29, 2020 (inception) through September 30, 2020 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Transaction costs amounted to $18,847,894, consisting of $6,684,314 in cash underwriting fees, $11,697,550 of deferred underwriting fees and $466,030 of other offering costs. In addition, as of September 30, 2020, cash of $2,584,655 was held outside of the Trust Account (as defined below) and is available for the payment of offering costs and for working capital purposes.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete a Business Combination with one or more operating businesses or assets that together have an aggregate fair market value equal to at least 80% of the net assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the income earned on the Trust Account) at the time of the Company’s signing a definitive agreement in connection with its initial Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires an interest in the target business or assets sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

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

SEPTEMBER 30, 2020

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

SEPTEMBER 30, 2020

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on September 8, 2020, as well as the Company’s Current Reports on Form 8-K, as filed with the SEC on September 9, 2020 and September 15, 2020. The interim results for the three months ended September 30, 2020 and for the period from May 29, 2020 (inception) through September 30, 2020 are not necessarily indicative of the results to be expected for the period ending December 31, 2020 or for any future periods.

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

Use of Estimates

The preparation of condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2020.

Offering Costs

Offering costs consist of legal, accounting and other expenses that are directly related to the Initial Public Offering. Offering costs amounting to $18,847,894 were charged to stockholders’ equity upon the completion of the Initial Public Offering.

TAILWIND ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, the 31,999,045 shares of common stock subject to possible redemption at September 30, 2020 are presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2020, the Company had a deferred tax asset of approximately $22,000, which had a full valuation allowance recorded against it of approximately $22,000.

The Company’s current taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three months ended September 30, 2020 and for period from May 29, 2020 (inception) through September 30, 2020, the Company recorded no income tax expense. The Company’s effective tax rate for the three months ended September 30, 2020 and for the period from May 29, 2020 (inception) through September 30, 2020 was approximately 0%, which differs from the expected income tax rate due to the start-up costs (discussed above) which are not currently deductible.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income (Loss) per Common Share

Net income (loss) per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 26,410,785 shares of common stock in the calculation of diluted income (loss) per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive under the treasury stock method. As a result, diluted loss per common share is the same as basic loss per common share for the periods presented.

The Company’s condensed statements of operations includes a presentation of income (loss) per share for common shares subject to redemption in a manner similar to the two-class method of income per share. Net income per common share, basic and diluted, for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account of $20,204 for the three months ended September 30, 2020 and for the period from May 29, 2020 (inception) through September 30, 2020 (net of applicable franchise taxes of $16,667 for the three months ended September 30, 2020 and for the period from May 29, 2020 (inception) through September 30, 2020), by the weighted average number of Class A redeemable common stock of 33,421,570 shares outstanding since issuance. Net loss per common share, basic and diluted, for Class B non-redeemable common stock for the three months ended September 30, 2020 is calculated by dividing the net loss of $101,351, less income attributable to Class A redeemable common stock of $3,538 by the weighted average number of Class B non-redeemable common stock outstanding for the period. Net loss per common share, basic and diluted, for Class B non-redeemable common stock for the for the period from May 29, 2020 (inception) through September 30, 2020 is calculated by dividing the net loss of $102,351, less income attributable to Class A redeemable common stock of $3,538, by the weighted average number of Class B non-redeemable common stock outstanding for the period. Class B non-redeemable common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

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

TAILWIND ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

In June 2020, the Sponsor purchased 8,625,000 shares of the Company’s Class B common stock (the “Founder Shares”) for an aggregate purchase price of $25,000. The Founder Shares included an aggregate of up to 269,608 shares that were subject to forfeiture by the Sponsor following the underwriter’s election to partially exercise its over-allotment option so that the number of Founder Shares would collectively represent approximately 20% of the Company’s issued and outstanding shares after the Initial Public Offering. The underwriter’s over-allotment option expired unexercised on October 24, 2020, as such 269,608 Founder Shares were forfeited, resulting in there being an aggregate of 8,355,393 Founder Shares outstanding.

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

Promissory Note — Related Party

In June 2020, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of December 31, 2020 or the consummation of the Initial Public Offering. The outstanding balance under the Promissory Note of $52,250 was repaid on September 15, 2020.

Administrative Support Agreement

The Company entered into an agreement, commencing on September 9, 2020, to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial, and administrative support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three months ended September 30, 2020 and for the period from May 29, 2020 (inception) through September 30, 2020, the Company incurred $10,000 in fees for these services, of which such amount is included in accounts payable and accrued expenses in the accompanying condensed balance sheet.

TAILWIND ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants, at a price of $1.00 per warrant, of the post Business Combination entity. The warrants would be identical to the Private Placement Warrants. As of September 30, 2020, no Working Capital Loans were outstanding.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Underwriting Agreement

The Company granted the underwriter a 45-day option from the date of the Initial Public Offering to purchase up to 4,500,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. The underwriter’s elected to partially exercise the over-allotment option to purchase an additional 3,421,570 Units. The 1,078,430 Units which remained expired unexercised on October 24, 2020.

The underwriter is entitled to a deferred fee of $0.35 per Unit, or $11,697,550 in the aggregate. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2020, there were 1,422,525 shares of Class A common stock issued and outstanding, excluding 31,999,045 shares of Class A common stock subject to possible redemption.

TAILWIND ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

Class B Common Stock — The Company is authorized to issue 50,000,000 shares of Class B common stock with a par value of $0.0001 per share. At September 30, 2020, there were 8,625,000 shares of Class B common stock issued and outstanding, of which an aggregate of up to 269,608 shares of Class B common stock were subject to forfeiture as a result of the underwriter’s election to partially exercise their over-allotment option, so that such shares will collectively represent 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. The underwriter's over-allotment option expired unexercised on October 24, 2020, as such, 269,608 Founder Shares were forfeited, resulting in there being an aggregate of 8,355,393 Founder Shares outstanding.

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

TAILWIND ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

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

NOTE 8. FAIR VALUE MEASUREMENTS

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company's assets that are measured at fair value on a recurring basis at September 30, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2020
Assets:
Marketable securities held in Trust Account – U.S. Treasury Securities	1	$334,235,904

TAILWIND ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheet and adjusted for the amortization or accretion of premiums or discounts.

At September 30, 2020, assets held in the Trust Account were comprised of $1,629 in cash and $334,234,275 in U.S. Treasury Bills. During the period from May 29, 2020 (inception) through September 30, 2020, the Company did not withdraw any interest income from the Trust Account to pay its tax obligations.

The gross holding gains and fair value of held-to-maturity securities at September 30, 2020 are as follows:

	Held-To-Maturity	Amortized Cost	Gross Holding Gains	Fair Value
September 30, 2020	U.S. Treasury Securities (Matured on 12/10/2020)	$334,234,275	$11,550	$334,245,825

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to November 13, 2020, the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

The underwriter’s over-allotment option expired unexercised on October 24, 2020, as such 269,608 Founder Shares were forfeited, resulting in there being an aggregate of 8,355,393 Founder Shares outstanding.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from May 29, 2020 (inception) through September 30, 2020 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2020, we had a net loss of $101,351, which consists of operating costs of $121,556, offset by interest income on marketable securities held in the Trust Account of $20,204.

For the period from May 29 2020 (inception) through September 30, 2020, we had a net loss of $102,351, which consists of operating costs of $122,556, offset by interest income on marketable securities held in the Trust Account of $20,204.

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

For the period from May 29, 2020 (inception) through September 30, 2020, cash used in operating activities was $392,480. Net loss of $102,351 was affected by interest earned on marketable securities held in the Trust Account of $20,204. Changes in operating assets and liabilities used $269,925 of cash.

As of September 30, 2020, we had marketable securities held in the Trust Account of $334,235,904. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2020, we had $2,584,656 of cash held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2020.

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

The underwriter is entitled to a deferred fee of $0.35 per Unit, or $11,697,550 in the aggregate. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the period reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, the common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our condensed balance sheet.

Net Loss Per Common Share

We apply the two-class method in calculating earnings per share. Net income per common share, basic and diluted for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account, net of applicable taxes, by the weighted average number of shares of Class A redeemable common stock outstanding for the periods. Net loss per common share, basic and diluted for Class B non-redeemable common stock is calculated by dividing net income less income attributable to Class A redeemable common stock, by the weighted average number of shares of Class B non-redeemable common stock outstanding for the periods presented.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of September 30, 2020 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 16, 2020	TAILWIND ACQUISITION CORP.

By:	/s/ Chris Hollod
Name:	Chris Hollod
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Matt Eby
Name:	Matt Eby
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)