Form 10-K/A
period 2020-12-31
Tailwind Acquisition Corp.
filed 2021-05-14
CIK 1814215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended December 31, 2020

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

ii

EXPLANATORY NOTE

Tailwind Acquisition Corp. (the “Company,” “we”, “our” or “us”) is filing this Annual Report on Form 10-K/A (Amendment No. 1), or this Amendment, to amend our Annual Report on Form 10-K for the period ended December 31, 2020, originally filed with the Securities and Exchange Commission, or the SEC, on March 31, 2021, or the Original Filing, to restate our financial statements as of December 31, 2020 and for the period ended May 29, 2020 (inception) through December 31, 2020. We are also restating the financial statement as of September 9, 2020, and the unaudited financial statements as of September 30, 2020 and as of and for the three months ended and for the period ended September 30, 2020, in the accompanying financial statements included in this Annual Report (collectively, the “Original Financial Statements”).

The restatement primarily relates to consideration of the factors in determining whether to classify contracts that may be settled in an entity’s own stock as equity of the entity or as an asset or liability in accordance with Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity. In the Original Financial Statements, the Company classified the public warrants and private placement warrants issued in connection with the Company’s initial public offering (the “Warrants”) as equity instruments. Upon further consideration of the rules and guidance, management of the Company concluded that the Warrants are precluded from equity classification. As a result, the Warrants should be recorded as liabilities on the balance sheet and measured at fair value at inception and on a recurring basis in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the statement of operations.

As a result, on May 13, 2021, the Company’s audit committee, in consultation with management, concluded that the Original Financial Statements should no longer be relied upon and are to be restated in order to correct the classification error.

The Company’s accounting for the Warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported investments held in trust, cash flows or cash.

The Company has not amended its Current Report on Form 8-K filed on September 15, 2020 for the period affected by the restatement. The financial information that has been previously filed or otherwise reported is superseded by the information in this Amendment, and the financial statements and related financial information contained in such previously filed report should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof.

Except as described above, this Amendment does not amend, update or change any other items or disclosures contained in the Original Filing, and accordingly, this Amendment does not reflect or purport to reflect any information or events occurring after the original filing date or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC. Capitalized terms used but not defined herein shall have the meanings ascribed to such terms in the Original Filing.

Restatement Background

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a public statement (the “Public Statement”) on accounting and reporting considerations for warrants issued by special purpose acquisition companies (“SPACs”). The Public Statement discussed “certain features of warrants issued in SPAC transactions” that “may be common across many entities.” The Public Statement indicated that when one or more of such features is included in a warrant, the warrant “should be classified as a liability measured at fair value, with changes in fair value each period reported in earnings.”

This Amendment reflects the correction of the errors identified in light of the Public Statement, subsequent to the filing of the Original Financial Statements (see Item 8 “Financial Statements and Supplementary Data” and Note 2 of the notes to the financial statements included herein for more details on the impact of the restatement errors on our financial statements).

Internal Control and Disclosure Controls Considerations

In connection with this restatement, the Company’s management has concluded that in light of the classification error described above, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective.

Items Amended In This Amendment

For the convenience of the reader, this Annual Report Form 10-K/A sets forth the Original Filing in its entirety, as amended to reflect the restatement. No attempt has been made in this Form 10-K/A to update other disclosures presented in the Original Filing, except as required to reflect the effects of the restatement. The following items have been amended as a result of the restatement:

•	Part I – Item 1A. Risk Factors.

•	Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•	Part II – Item 8. Financial Statements and Supplementary Data.

•	Part II – Item 9A. Controls and Procedures.

•	Part IV – Item 15. Exhibits, Financial Statement Schedules.

This Amendment does not reflect adjustments for events occurring after March 31, 2021, the date of the filing of the Original Filing, except to the extent they are otherwise required to be included and discussed herein and did not substantively modify or update the disclosures herein other than as required to reflect the adjustments described above. This Amendment should be read in conjunction with the Company’s Current Reports on Form 8-K filed with the SEC since the date of filing of the Original Filing and all of the Company’s filings after the date hereof.

The Company is also filing currently dated certifications from our Chief Executive Officer and Chief Financial Officer as 31.1, 31.2, 32.1 and 32.2 to this Amendment.

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

Financial Position

As of December 31, 2020, we had $334,321,131 held in the trust account, before payment of $11,697,550 in deferred underwriting fees. With the funds available, we offer a target business a variety of options such as creating a liquidity event for its owners, providing access to the expertise of our management team, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires.

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

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $2,245,798 held outside the trust account as of December 31, 2020, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay our franchise and income taxes on interest income earned on the trust account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

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

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriter of our initial public offering against certain liabilities, including liabilities under the Securities Act. We have access to up to $2,245,798 from the proceeds of our initial public offering and sale of our private placement warrants with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

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

General Risk Factors

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Amendment, we identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with our initial public offering in September 2020. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020. This material weakness resulted in a material misstatement of our warrant liabilities, change in fair value of warrant liabilities, Class A common stock subject to possible redemption, additional paid-in capital, accumulated deficit and related financial disclosures for the fiscal year ended December 31, 2020 and for the quarterly period ended September 30, 2020 (the “Affected Periods”).

To respond to this material weakness, we have devoted significant effort and resources to the remediation and improvement of our internal control over financial reporting, and we intend to take additional steps to remediate this material weakness, including plans to enhance processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our consolidated financial statements, enhance access to accounting literature, research materials and documents and increase communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with the September 2020 initial public offering, see “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying consolidated financial statements, as well as Part II, Item 9A: Controls and Procedures included in this Amendment.

Our efforts to remediate this material weakness may not be effective or prevent any future material weakness or significant deficiency in our internal control over financial reporting. If our efforts are not successful or other material weaknesses or control deficiencies occur in the future, we may be unable to report our financial results accurately on a timely basis, which could cause our reported financial results to be materially misstated and result in the loss of investor confidence and cause the market price of our securities to decline.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

Following the issuance of the SEC Staff Statement, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that it was appropriate to restate our previously issued audited financial statements as of December 31, 2020 and for the quarterly period ended September 30, 2020. As discussed elsewhere in this Amendment, we identified a material weakness in our internal controls over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with our September 2020 initial public offering.

As a result of such material weakness, the restatement of our financial statements for the Affected Periods, the change in accounting for the warrants, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on us and our results of operations and financial condition.

Our warrants are expected to be accounted for as derivative liabilities with changes in fair value each period included in earnings, which may have an adverse effect on the market price of our shares of Class A common stock or may make it more difficult for us to consummate an initial business combination.

We expect to account for our warrants as a “warrant liability”. At each reporting period (1) the accounting treatment of the warrants will be re-evaluated for proper accounting treatment as a liability or equity and (2) the fair value of the liability of the public warrants and private placement warrants will be remeasured and the change in the fair value of the liability will be recorded as other income (expense) in our income statement. The impact of changes in fair value on earnings may have an adverse effect on the market price of our shares of Class A common stock. In addition, potential targets may seek a special purpose acquisition company that does not have warrants that are accounted for as a warrant liability, which may make it more difficult for us to consummate an initial business combination with a target business.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement and revision of our Original Financial Statements. We are restating our historical financial results to reclassify our Warrants as derivative liabilities pursuant to ASC 815-40 rather than as a component of equity as we had previously treated the Warrants. In addition, we are allocating offering costs to the Warrants which are expensed instead of being recorded as a reduction of equity. The impact of the restatement is reflected in the Management’s Discussion and Analysis of Financial Condition and Results of Operations below. Other than as disclosed in the Explanatory Note and with respect to the impact of the restatement, no other information in this Item 7 has been amended and this Item 7 does not reflect any events occurring after the Original Filing. The impact of the restatement is more fully described in Note 2 to our financial statements included in Item 15 of Part IV of this Amendment and Item 9A: Controls and Procedures, both contained herein.

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

For the period from May 29, 2020 (inception) through December 31, 2020, we had a net loss of $17,900,526, which consists of operating costs of $387,335, transaction costs attributable to the warrant liabilities of $715,720 and a change in the fair value of the warrant liability of $16,902,902, offset by interest income on marketable securities held in the trust account of $105,431.

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

For the period from May 29, 2020 (inception) through December 31, 2020, cash used in operating activities was $454,858. Net loss of $17,900,526 was affected by interest earned on marketable securities held in the trust account of $105,431, transaction costs attributable to the warrant liabilities of $715,720 and a non-cash charge for the change in the fair value of warrant liabilities of $16,902,902. Changes in operating assets and liabilities used $67,523 of cash.

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

Warrant Liability

We account for the Warrants in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Private Warrants and the Public Warrants for periods where no observable traded price was available are valued using a binomial lattice model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, solely due to the events that led to the Company’s restatement of its financial statements to reclassify the Company’s Warrants as described in the Explanatory Note to this Amendment, as of December 31, 2020, our disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Due solely to the events that led to our restatement of our financial statements, management has identified a material weakness in internal controls related to the accounting for warrants issued in connection with our initial public offering, as described in Note 2 to the Notes to our Financial Statements. In light of the restatement of our Original Financial Statements included in this Amendment, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

Exhibit No.	Description
2.1†	Business Combination Agreement, dated as of March 1, 2021, by and among Tailwind Acquisition Corp, Compass Merger Sub, Inc., QOMPLX, Inc. and Rationem, LLC (incorporated by reference to Exhibit 2.1 to Tailwind Acquisition Corp.’s Current Report on Form 8-K, filed with the SEC on March 2, 2020)

3.1	Amended and Restated Certificate of Incorporation of Tailwind Acquisition Corp. (incorporated by reference to Exhibit 3.1 to Tailwind Acquisition Corp.’s Current Report on Form 8-K, filed with the SEC on September 9, 2020).

3.2	Amended and Restated Bylaws of Tailwind Acquisition Corp. (incorporated by reference to Exhibit 3.2 Tailwind Acquisition Corp.’s Current Report on Form 8-K, filed with the SEC on September 9, 2020).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed with the SEC on August 26, 2020).

4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1, filed with the SEC on August 26, 2020).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 filed by Tailwind Acquisition Corp. on August 26, 2020).

Exhibit No.	Description
4.4	Warrant Agreement, dated as of September 9, 2020, by and between Tailwind Acquisition Corp. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to Tailwind Acquisition Corp.’s Current Report on Form 8-K, filed with the SEC on September 9, 2020).

4.5	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.5 to Tailwind Acquisition Corp.’s Annual Report on Form 10-K, filed with the SEC on March 31, 2021).

10.1	Private Placement Warrants Purchase Agreement, dated as of September 3, 2020, by and between Tailwind Acquisition Corp. and Tailwind Sponsor LLC (incorporated by reference to Exhibit 10.1 to Tailwind’s Current Report on Form 8-K, filed with the SEC on September 9, 2020).

10.2	Investment Management Trust Agreement, dated as of September 9, 2020, by and between Tailwind Acquisition Corp. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.2 to Tailwind Acquisition Corp.’s Current Report on Form 8-K, filed with the SEC on September 9, 2020).

10.3	Registration and Stockholder Rights Agreement, dated as of September 9, 2020, by and between Tailwind Acquisition Corp. and Tailwind Sponsor LLC (incorporated by reference to Exhibit 10.3 to Tailwind Acquisition Corp’s Current Report on Form 8-K, filed with the SEC on September 9, 2020).

10.4	Letter Agreement, dated as of September 3, 2020, among Tailwind Acquisition Corp., Tailwind Sponsor LLC and Tailwind Acquisition Corp.’s officers and directors (incorporated by reference to Exhibit 10.4 to Tailwind Acquisition Corp.’s Current Report on Form 8-K, filed with the SEC on September 9, 2020).

10.5	Administrative Services Agreement, dated as of September 9, 2020, by and between Tailwind Acquisition Corp. and Tailwind Sponsor LLC (incorporated by reference to Exhibit 10.5 to Tailwind Acquisition Corp.’s Current Report on Form 8-K, filed with the SEC on September 9, 2020).

10.6	Sponsor Letter Agreement, dated as of March 1, 2021, by and among Tailwind Acquisition Corp., Tailwind Sponsor LLC, QOMPLX, Inc. and certain other persons party thereto (incorporated by reference to Exhibit 10.1 to Tailwind Acquisition Corp.’s Current Report on Form 8-K, filed with the SEC on March 2, 2021).

10.7	Investor Rights Agreement, dated as of March 1, 2021, by and among Tailwind Acquisition Corp., Tailwind Sponsor LLC and certain other persons party thereto (incorporated by reference to Exhibit 10.2 to Tailwind Acquisition Corp.’s Current Report on Form 8-K, filed with the SEC on March 2, 2021).

10.8	Form of Subscription Agreement (incorporated by reference to Exhibit 10.3 to Tailwind Acquisition Corp.’s Current Report on Form 8-K, filed with the SEC on March 2, 2021).

10.9	Form of Subscription Agreement (Cannae) (incorporated by reference to Exhibit 10.4 to Tailwind Acquisition Corp.’s Current Report on Form 8-K, filed with the SEC on March 2, 2021).

10.10	Bridge Financing Agreement, dated as of March 1, 2021, by and among QOMPLX, Inc. Tailwind Acquisition Corp. and certain other persons party thereto (incorporated by reference to Exhibit 10.5 to Tailwind Acquisition Corp.’s Current Report on Form 8-K, filed with the SEC on March 2, 2021).

10.11	Form of Transaction Support Agreement (incorporated by reference to Exhibit 10.6 to Tailwind Acquisition Corp.’s Current Report on Form 8-K, filed with the SEC on March 2, 2021).

Exhibit No.	Description
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1**	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

32.2**	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith

**	Furnished herewith

†	Certain of the exhibits and schedules to these exhibits have been omitted in accordance with Regulation S-K Item 601(a)(5). The registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

May 14, 2021

TAILWIND ACQUISITION CORP.

/s/ Chris Hollod
Name:	Chris Hollod
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Philip Krim	Chairman of the Board of Directors	May 14, 2021
Philip Krim
/s/ Chris Hollod	Chief Executive Officer and Director	May 14, 2021
Chris Hollod	(Principal Executive Officer)
/s/ Matt Eby	Chief Financial Officer and Director	May 14, 2021
Matt Eby	(Principal Financial and Accounting Officer)
/s/ Alan Sheriff	Director	May 14, 2021
Alan Sheriff
/s/ Wisdom Lu	Director	May 14, 2021
Wisdom Lu
/s/ Neha Parikh	Director	May 14, 2021
Neha Parikh
/s/ Will Quist	Director	May 14, 2021
Will Quist

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Tailwind Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Tailwind Acquisition Corp. (the “Company”), as of December 31, 2020, the related statements of operations, changes in stockholders’ equity and cash flows for the period from May 29, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from May 29, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the Securities and Exchange Commission issued a public statement entitled Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “Public Statement”) on April 12, 2021, which discusses the accounting for certain warrants as liabilities. The Company previously accounted for its warrants as equity instruments. Management evaluated its warrants against the Public Statement, and determined that the warrants should be accounted for as liabilities. Accordingly, the 2020 financial statements have been restated to correct the accounting and related disclosure for the warrants.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2020.

New York, New York

May 14, 2021

TAILWIND ACQUISITION CORP.

BALANCE SHEET

DECEMBER 31, 2020 (As Restated)

ASSETS
Current assets
Cash	$2,245,798
Prepaid expenses	275,652
Total Current Assets	2,521,450

Cash and marketable securities held in trust account	334,321,131
Total Assets	$336,842,581

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$208,129
Accrued offering costs	126,000
Total Current Liabilities	334,129

Deferred underwriting fee payable	11,697,550
Warrant liabilities	36,975,099
Total Liabilities	49,006,778

Commitments and contingencies

Class A common stock subject to possible redemption, 28,283,580 shares at $10.00 per share	282,835,800

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; 5,137,900 shares issued and outstanding (excluding 28,283,580 shares subject to possible redemption)	514
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 8,355,393 shares issued and outstanding	836
Additional paid-in capital	22,899,179
Accumulated deficit	(17,900,526)
Total Stockholders’ Equity	5,000,003
Total Liabilities and Stockholders’ Equity	$336,842,581

The accompanying notes are an integral part of the financial statements.

TAILWIND ACQUISITION CORP.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM MAY 29, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020 (As Restated)

General and administrative expenses	$387,335
Loss from operations	(387,335)

Other income (expense):
Interest earned on marketable securities held in Trust Account	105,431
Transaction costs attributable to warrant liabilities	(715,720)
Change in fair value of warrant liabilities	(16,902,902)
Other expense, net	(17,513,191)

Net loss	$(17,900,526)

Weighted average shares outstanding of Class A common stock	33,421,570
Basic and diluted income per share, Class A common stock	$0.00

Weighted average shares outstanding of Class B common stock	7,969,220
Basic and diluted net loss per share, Class B common stock	$(2.25)

The accompanying notes are an integral part of the financial statements.

TAILWIND ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM MAY 29, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020 (As Restated)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – May 29, 2020 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to initial stockholders	—	—	8,625,000	863	24,137	—	25,000

Sale of 33,421,570 Units, net of underwriting discounts and offering expenses and allocation of Public Warrant fair value	33,421,570	3,342	—	—	303,379,987	—	303,383,329

Cash proceeds received in excess of fair value of Private Placement Warrants	—	—	—	—	2,328,000	—	2,328,000

Forfeiture of Founder Shares	—	—	(269,607)	(27)	27	—	—

Class A common stock subject to possible redemption	(28,283,580)	(2,828)	—	—	(282,832,972)	—	(282,835,800)

Net loss	—	—	—	—	—	(178,900,526)	(17,900,526)

Balance – December 31, 2020	5,137,990	$514	8,355,393	$836	$22,899,179	$(17,900,526)	$5,000,003

The accompanying notes are an integral part of the financial statements.

TAILWIND ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MAY 29, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020 (As Restated)

Cash Flows from Operating Activities:
Net loss	$(17,900,526)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investments held in Trust Account	(105,431)
Transaction costs attributable to warrant liabilities	16,902,902
Change in fair value of warrant liabilities	715,720
Changes in operating assets and liabilities:
Prepaid expenses	(275,652)
Accrued expenses	208,129
Net cash used in operating activities	(454,858)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(334,215,700)
Net cash used in investing activities	(334,215,700)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds from sale of Units, net of underwriting discounts paid	327,531,386
Proceeds from sale of private placement warrants	9,700,000
Repayment of promissory note – related party	(52,250)
Payment of offering costs	(287,780)
Net cash provided by financing activities	336,916,356

Net Change in Cash	2,245,798
Cash – Beginning of period	—
Cash – End of period	$2,245,798

Non-Cash financing activities:
Initial classification of Class A common stock subject to possible redemption	$299,918,250
Change in value of Class A common stock subject to possible redemption	$(17,082,450)
Initial classification of warrant lianbility	$20,072,197
Deferred underwriting fee payable	$11,697,550
Offering costs paid through promissory note – related party	$52,250
Offering costs included in accrued offering costs	$126,000
Forfeiture of Founder Shares	$(27)

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

As of December 31, 2020, the Company had not commenced any operations. All activity for the period from May 29, 2020 (inception) through December 31, 2020 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described identifying a target company for a Business combination, and activities in connection with the proposed acquisition of QOMPLX (see Note 12). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on September 3, 2020. On September 9, 2020, the Company consummated the Initial Public Offering 33,421,570 units (the “Units” and, with respect to the Class A common stock included in the Units sold, the “Public Shares”), which includes the partial exercise by the underwriter of its over-allotment option in the amount of 3,421,570 Units, at $10.00 per Unit, generating gross proceeds of $334,215,700, which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 9,700,000 private placements warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to Tailwind Sponsor LLC (the “Sponsor”), generating gross proceeds of $9,700,000, which is described in Note 5.

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

The Company will only proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 either prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by applicable law or stock exchange rules and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange rules, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 6), and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or do not vote at all.

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

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriter has agreed to waive its rights to the deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

NOTE 2 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company previously accounted for its outstanding Public Warrants (as defined in Note 5) and Private Placement Warrants (collectively, with the Public Warrants, the “Warrants”) issued in connection with its Initial Public Offering as components of equity instead of as derivative liabilities. The warrant agreement governing the Warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant. In Addition, the warrant agreement includes a provision that in the event of a tender offer or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of stock, all holders of the Warrants would be entitled to receive cash for their Warrants (the “tender offer provision”).

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the Securities and Exchange Commission together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement (the “Warrant Agreement”).

In further consideration of the SEC Statement, the Company’s management further evaluated the Warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity. ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock. Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant. Based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the Company’s Private Placement Warrants are not indexed to the Company’s common stock in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. In addition, based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the tender offer provision fails the “classified in stockholders’ equity” criteria as contemplated by ASC Section 815-40-25.

As a result of the above, the Company should have classified the Warrants as derivative liabilities in its previously issued financial statements. Under this accounting treatment, the Company is required to measure the fair value of the Warrants at the end of each reporting period as well as re-evaluate the treatment of the warrants and recognize changes in the fair value from the prior period in the Company’s operating results for the current period. In addition, the Company allocated offering costs to the Warrants and, thus, expensed those costs as of September 9, 2020.

The Company’s accounting for the Warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported investments held in trust, operating expenses, cash flows or cash.

The impact of the restatement on the balance sheets, statements of operations and statements of cash flows is presented below:

	As
	Previously		As
	Reported	Adjustments	Restated
Balance sheet as of September 9, 2020 (audited)
Warrant Liabilities	$—	$20,072,197	$20,072,197
Class A common stock subject to possible redemption	320,091,800	(20,072,197)	300,019,603
Class A common stock	141	201	342
Additional Paid-in Capital	5,000,002	715,519	5,715,521
Accumulated Deficit	(1,000)	(715,720)	(716,720)

Number of Class A common stock subject to redemption	32,009,180	(2,007,220)	30,001,960

Balance sheet as of September 30, 2020 (unaudited)
Warrant Liabilities	$—	$20,072,197	$20,072,197
Class A common stock subject to possible redemption	319,990,450	(20,072,197)	299,918,253
Class A common stock	142	201	343
Additional Paid-in Capital	5,101,351	715,519	5,816,870
Accumulated Deficit	(102,351)	(715,720)	(818,071)

Number of Class A common stock subject to redemption	31,999,045	(2,007,220)	29,991,825

Balance sheet as of December 31, 2020 (audited)
Warrant Liabilities	$—	$36,975,099	$36,975,099
Class A common stock subject to possible redemption	319,810,900	(36,975,100)	282,835,800
Class A common stock	144	370	514
Additional Paid-in Capital	5,280,926	(17,618,253)	22,899,179
Accumulated Deficit	(281,904)	(17,618,622)	(17,900,526)
Total Stockholders’ Equity	5,000,002	1	5,000,003

Number of Class A common stock subject to redemption	31,981,090	(3,697,510)	28,283,580

Statement of Operations for the three months ended September 30, 2020 (unaudited)
Transaction costs	$—	$(715,720)	$(715,720)
Weighted average shares outstanding of Class A common stock	33,421,570	—	33,421,570
Basic and diluted income per share, Class A common stock	0.00	—	0.00
Net loss	(101,351)	(715,720)	(817,071)
Weighted average shares outstanding of Class B common stock	8,355,393	—	8,355,393
Basic and diluted net loss per share, Class B common stock	(0.01)	(0.09)	(0.10)

Statement of Operations for the period from May 29, 2020 (inception) to September 30, 2020 (unaudited)
Transaction costs	$—	$(715,720)	$(715,720)
Net loss	(102,351)	(715,720)	(818,071)
Weighted average shares outstanding of Class A common stock	33,421,570	—	33,421,570
Basic and diluted income per share, Class A common stock	0.00	—	0.00
Weighted average shares outstanding of Class B common stock	8,355,393	—	8,355,393
Basic and diluted net loss per share, Class B common stock	(0.01)	(0.09)	(0.10)

Statement of Operations for the period from May 29, 2020 (inception) to December 31, 2020 (audited)
Transaction costs	$—	$(715,720)	$(715,720)
Change in fair value of warrant liabilities	—	(16,902,902)	(16,902,902)
Net loss	(281,904)	(17,618,622)	(17,900,526)
Weighted average shares outstanding of Class A common stock	33,421,570	—	33,421,570
Basic and diluted income per share, Class A common stock	0.00	—	0.00
Weighted average shares outstanding of Class B common stock	7,969,220	—	7,969,220
Basic and diluted net loss per share, Class B common stock	(0.04)	(2.21)	(2.25)

Statement of Cash Flows for the period from May 29, 2020 (inception) to September 30, 2020 (unaudited)
Net loss	$(102,351)	(715,720)	(818,071)
Transaction costs	—	715,720	715,720
Initial classification of Class A common stock subject to possible redemption	320,091,800	(20,072,197)	300,019,603
Change in value of Class A common stock subject to possible redemption	(101,350)	—	(101,350)

Statement of Cash Flows for the period from May 29, 2020 (inception) to December 31, 2020 (audited)
Net loss	$(281,904)	(17,618,622)	(17,900,526)
Transaction costs	—	715,720	715,720
Change in value of warrant liabilities	—	16,902,092	16,902,092
Initial classification of Class A common stock subject to possible redemption	319,990,450	(19,970,847)	300,019,603
Change in value of Class A common stock subject to possible redemption	(179,550)	(17,004,253)	(17,183,803)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

TAILWIND ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Warrant Liability

The Company accounts for the Warrants in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Private Warrants and the Public Warrants for periods where no observable traded price was available are valued using a binomial lattice model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

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

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

For the Period From May 29, 2020 (inception) Through December 31,
2020
Class A Common Stock
Numerator: Earnings allocable to Class A Common Stock
Interest Income	$105,431
Income and Franchise Tax	(105,431)
Net Earnings	$—
Denominator: Weighted Average Class A Common Stock
Class A Common Stock, Basic and Diluted	33,421,570
Earnings/Basic and Diluted Class A Common Stock	$0.00

Class B Common Stock
Numerator: Net Loss minus Net Earnings
Net Loss	$(17,900,526)
Net Earnings allocable to Class A Common Stock	—
Net Loss	$(17,900,526)
Denominator: Weighted Average Class B Common Stock
Class B Common Stock, Basic and Diluted	7,969,220
Loss/Basic and Diluted Class B Common Stock	$(2.25)

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

NOTE 4. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 33,421,570 Units, which includes a partial exercise by the underwriter of its over-allotment option in the amount of 3,421,570 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 9).

NOTE 5. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 9,700,000 Private Placement Warrants, at a price of $1.00 per private placement warrant, or $9,700,000 in the aggregate. Each private placement warrant is exercisable to purchase one share of common stock at an exercise price of $11.50 per share, subject to adjustment (see Note 9). A portion of the proceeds from the private placement warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the private placement warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the private placement warrants will expire worthless.

NOTE 6. RELATED PARTY TRANSACTIONS

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

NOTE 7. COMMITMENTS AND CONTINGENCIES

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

NOTE 8. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020, there were no shares of preferred stock issued and outstanding.

TAILWIND ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Class A Common Stock — The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2020, there were 1,440,480 shares of Class A common stock issued and outstanding, excluding 31, 981,090 shares of Class A common stock subject to possible redemption.

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

NOTE 9. WARRANT LIABILITIES

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

NOTE 10. INCOME TAX

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

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

December 31,
2020
Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.0%
Transaction costs attributable to warrant liabilities	(0.8)%
Change in fair value of warrant liabilities	(19.8)%
Change in valuation allowance	(0.4)%
Income tax provision	0.00%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities.

NOTE 11. FAIR VALUE MEASUREMENTS

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

The gross holding gains and fair value of held-to-maturity securities at December 31, 2020 are as follows:

	Held-To-Maturity	Amortized Cost	Gross Holding Loss	Fair Value
December 31, 2020	U.S. Treasury Securities (Mature on 05/04/2021)(1)	$334,319,993	$(1,804)	$334,318,189

(1)	Upon maturity, the proceeds in the trust account were invested in a money market fund.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		December 31,
	Level	2020
Assets:
Cash and marketable securities held in Trust Account	1	$334,318,189

Liabilities:
Warrant Liability – Public Warrants	1	$23,395,099
Warrant Liability – Private Placement Warrants	3	$13,580,000

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the accompanying balance sheet. The warrant liabilities are measured at fair value at issuance and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statement of operations.

The Warrants were initially valued using a binomial lattice model, which is considered to be a Level 3 fair value measurement. The binomial lattice model’s primary unobservable input utilized in determining the fair value of the Warrants is the expected volatility of the common stock. The expected volatility as of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. For periods subsequent to the detachment of the warrants from the Units, the close price of the public warrant price was used as the fair value as of each relevant date.

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of May 29, 2020 (inception)	$—	$—	$—
Initial measurement on September 9, 2020	7,372,000	12,700,197	20,072,197
Change in valuation inputs or other assumptions	6,208,000	10,694,902	16,902,902
Fair value as of December 31, 2020	$13,580,000	$23,395,099	$23,395,099

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the period from May 29, 2020 through December 31, 2020 was $12,700,197

NOTE 12. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were available to be issued. Based upon this review, other than as described below, and in Note 2, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On March 1, 2021, the Company entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agrement”), by and among the Company, Merger Sub, QOMPLX, Inc., a Delaware corporation (“QOMPLX”) and Rationem, LLC, a Delaware limited liability company, in its capacity as the representative of the stockholders of QOMPLX.

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