Form 10-Q
period 2021-06-30
Tailwind Acquisition Corp.
filed 2021-08-20
CIK 1814215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 13, 2021, there were 33,421,570 shares of Class A common stock and 8,355,393 shares of Class B common stock, $0.0001 par value, issued and outstanding.

TAILWIND ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

		Page
PART 1 – FINANCIAL INFORMATION		3

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets as of June 30, 2021 (unaudited) and December 31, 2020	3

	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2021 and for the period from May 29, 2020 (inception) through June 30, 2020 (unaudited)	4

	Condensed Consolidated Statements of Changes in Stockholders’ (Deficit) Equity for the three and six months ended June 30, 2021 and for the period from May 29, 2020 (inception) through June 30, 2020 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and for the period from May 29, 2020 (inception) through June 30, 2020 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22

Item 4.	Control and Procedures	22

PART II – OTHER INFORMATION		23

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Mine Safety Disclosures	23

Item 5.	Other Information	23

Item 6.	Exhibits	24

SIGNATURES		25

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

TAILWIND ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2021	2020
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$1,467,915	$2,245,798
Prepaid expenses	185,417	275,652
Total Current Assets	1,653,332	2,521,450

Cash and marketable securities held in Trust Account	334,384,989	334,321,131
TOTAL ASSETS	$336,038,321	$336,842,581

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$3,664,367	$208,129
Accrued offering costs	109,000	126,000
Total Current Liabilities	3,773,367	334,129

Warrant liability	35,654,560	36,975,099
Deferred underwriting fee payable	11,697,550	11,697,550
Total Liabilities	51,125,477	49,006,778

Commitments and Contingencies

Class A common stock subject to possible redemption, 27,991,284 and 28,283,580 shares at $10.00 per share as of June 30, 2021 and December 31, 2020, respectively	279,912,840	282,835,800

Stockholders’ (Deficit) Equity
Preferred Stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; 5,430,286 and 5,137,990 shares issued and outstanding (excluding 27,991,284 and 28,283,580 shares subject to possible redemption) as of June 30, 2021 and December 31, 2020, respectively	543	514
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; and 8,355,393 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	836	836
Additional paid-in capital	25,822,110	22,899,179
Accumulated deficit	(20,823,485)	(17,900,526)
Total Stockholders’ Deficit (Equity)	5,000,004	5,000,003
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT (EQUITY)	$336,038,321	$336,842,581

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TAILWIND ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

			For the Period
			from May 29,
	Three		2020
	Months	Six Months	(Inception)
	Ended	Ended	through
	June 30,	June 30,	June 30,
	2021	2021	2020

Formation and operational costs	$1,503,643	$4,307,356	$1,000
Loss from operations	(1,503,643)	(4,307,356)	(1,000)

Other income (expense):
Interest earned on marketable securities held in Trust Account	13,683	63,858	—
Change in fair value of warrant liability	(8,715,559)	1,320,539	—
Other (expense) income, net	(8,701,876)	1,384,397	—

Loss before income taxes	(10,205,519)	(2,922,959)	(1,000)
Provision for income taxes	—	—	—
Net loss	$(10,205,519)	$(2,922,959)	$(1,000)

Weighted average shares outstanding of Class A redeemable common stock	33,421,570	33,421,570	—

Basic and diluted income per share, Class A redeemable common stock	$—	$—	$0.00

Weighted average shares outstanding of Class A and B non-redeemable common stock	8,355,393	8,355,393	8,355,393

Basic and diluted net loss per share, Class A and B non-redeemable common stock	$(1.22)	$(0.35)	$0.00

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TAILWIND ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

(Unaudited)

							Total
	Class A		Class B		Additional		Stockholders’
	Common Stock		Common Stock		Paid-in	Accumulated	(Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — January 1, 2021	5,137,990	$514	8,355,393	$836	$22,899,179	$(17,900,526)	$5,000,003

Change in value of Class A common stock subject to possible redemption	(5,137,990)	(514)	—	—	(22,899,179)	(28,480,207)	(51,379,900)

Net income	—	—	—	—	—	7,282,560	7,282,560

Balance — March 31, 2021	—	$—	8,355,393	$836	$—	$(39,098,173)	$(39,097,337)

Change in value of Class A common stock subject to possible redemption	5,430,286	543	—	—	25,822,110	28,480,207	54,302,860

Net loss	—	—	—	—	—	(10,205,519)	(10,205,519)

Balance — June 30, 2021	5,430,286	$543	8,355,393	$836	$25,822,110	$(20,823,485)	$5,000,004

FOR THE PERIOD FROM MAY 29, 2020 (INCEPTION) THROUGH JUNE 30, 2020

							Total
	Class A		Class B		Additional		Stockholders’
	Common Stock		Common Stock		Paid-in	Accumulated	(Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — May 29, 2020	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	—	—	8,625,000	863	24,137	—	25,000

Net loss	—	—	—	—	—	(1,000)	(1,000)

Balance — June 30, 2020	—	$—	8,625,000	$863	$24,137	$(1,000)	$24,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TAILWIND ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

		For the Period
		from May 29,
	Six Months	2020 (Inception)
	Ended	through
	June 30,	June 30,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(2,922,959)	$(1,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liabilities	(1,320,539)	—
Interest earned on investments held in Trust Account	(63,858)	—
Changes in operating assets and liabilities:
Prepaid expenses	90,235	—
Accounts payable and accrued expenses	3,456,238	—
Net cash used in operating activities	(760,883)	(1,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Payment of offering costs	(17,000)	—
Net cash (used in) provided by financing activities	(17,000)	25,000

Net Change in Cash	(777,883)	24,000
Cash – Beginning	2,245,798	—
Cash – Ending	$1,467,915	$24,000

Non-cash investing and financing activities:
Change in value of Class A common stock subject to possible redemption	$(2,922,860)	—

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TAILWIND ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

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

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from May 29, 2020 (inception) through June 30, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete a Business Combination with one or more operating businesses or assets that together have an aggregate fair market value equal to at least 80% of the net assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the income earned on the Trust Account) at the time of the Company’s signing a definitive agreement in connection with its initial Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires an interest in the target business or assets sufficient for it not to be required to register as an investment company under the Investment Company Act

TAILWIND ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

TAILWIND ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

Liquidity and Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until September 9, 2022 to consummate the proposed Business Combination. It is uncertain that the Company will be able to consummate the proposed Business Combination by this time or through twelve months from the issuance of this report. Additionally, the Company may not have sufficient liquidity to fund the working capital needs of the Company through one year from the issuance of these financial statements. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 9, 2022. The Company intends to complete the proposed Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any business combination by September 9, 2022.

TAILWIND ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A as filed with the SEC on May 14, 2021. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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

TAILWIND ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, the 27,991,284 and 28,283,580 shares of Class A common stock subject to possible redemption at June 30, 2021 and December 31, 2020, respectively, are presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed consolidated balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

Offering Costs

Offering costs consist of legal, accounting and other expenses that are directly related to the Initial Public Offering. Offering costs amounted to $18,847,894, of which $18,132,174 were charged to stockholders’ equity upon the completion of the Initial Public Offering and $715,720 was expensed to the condensed consolidated statements of operations.

Warrant Liability

The Company accounts for the Warrants in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statements of operations. The Private Warrants and the Public Warrants for periods where no observable traded price was available are valued using a binomial lattice model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value for both the Public Warrants and Private Warrants as of each reporting date.

TAILWIND ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2021 and December 31, 2020, the Company had a deferred tax asset of approximately $950,000 and $59,000, respectively, which had a full valuation allowance recorded against it.

The Company’s current taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three and six months ended June 30, 2021, the Company did not record a provision for income taxes. The Company’s effective tax rate for the three and six months ended June 30, 2021 was 0%, which differs from the expected income tax rate mainly due to the start-up costs (discussed above), which are not currently deductible, and permanent differences attributable to the change in the fair value of warrant liabilities.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income (Loss) per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 26,410,785 shares of common stock in the calculation of diluted income (loss) per share, since the inclusion of such warrants would be anti-dilutive under the treasury stock method. As a result, diluted income (loss) per common share is the same as basic income (loss) per common share for the periods presented.

The Company’s statements of operations includes a presentation of income (loss) per share for common stock subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income per common share, basic and diluted, for Class A common stock is calculated by dividing the interest income earned on the Trust Account, net of franchise and income taxes, by the weighted average number of Class A common stock outstanding since original issuance. Net income (loss) per share, basic and diluted, for Class B common stock is calculated by dividing the net income (loss), adjusted for income attributable to Class A common stock, net of applicable franchise and income taxes, by the weighted average number of Class B common stock outstanding for the period. Class B common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

TAILWIND ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

			For the Period
			From
			May 29, 2020
	Three Months	Six Months	(inception)
	Ended	Ended	through
	June 30,	June 30,	June 30,
	2021	2021	2020
Class A Common Stock
Numerator: Earnings allocable to Class A Common Stock
Interest Income	$13,683	$63,858	$—
Less: Income and Franchise Tax	(13,683)	(63,858)	—
Net Earnings	$—	$—	$—
Denominator: Weighted Average Class A Common Stock
Class A Common Stock, Basic and Diluted	33,421,570	33,421,570	—
Earnings/Basic and Diluted Class A Common Stock	$0.00	$0.00	$0.00

Class B Common Stock
Numerator: Net Income (Loss) minus Net Earnings
Net Income (Loss)	$(10,205,519)	$(2,922,959)	$—
Less: Net Earnings (Loss) allocable to Class A Common Stock	—	—	—
Net Income	$(10,205,519)	$(2,922,959)	$—
Denominator: Weighted Average Class B Common Stock
Class B Common Stock, Basic and Diluted	8,355,393	8,355,393	8,625,000
Loss/Basic and Diluted Class B Common Stock	$(1.22)	$(0.35)	$(0.00)

As of June 30, 2021, basic and diluted shares are the same as there are no securities that are dilutive to the stockholders.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed consolidated balance sheets, primarily due to their short-term nature other than derivative warrant liabilitiy.

TAILWIND ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

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

TAILWIND ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Administrative Support Agreement

The Company entered into an agreement, commencing on September 9, 2020, to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial, and administrative support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2021, the Company incurred $30,000 and $60,000 in fees for these services. As of June 30, 2021 and December 31, 2020, there was $100,000 and $40,000, respectively, included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

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

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants, at a price of $1.00 per warrant, of the post Business Combination entity. The warrants would be identical to the Private Placement Warrants. As of June 30, 2021 and December 31, 2020, no Working Capital Loans were outstanding.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or ability to successfully complete a business combination, the specific impact is not readily determinable as of the date of these consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

TAILWIND ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

Termination of Proposed QOMPLX Business Combination

On March 1, 2021, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”), by and among the Company, Merger Sub, QOMPLX, Inc. (“QOMPLX”) and Rationem, LLC a Delaware limited liability company, in its capacity as the representative of the stockholders of QOMPLX (the “QOMPLX Stockholder Representative”) (such transactions, the “QOMPLX Business Combination”). On August 17, 2021, the Company and QOMPLX terminated the Business Combination Agreement in a mutual decision not to pursue the QOMPLX Business Combination. The Company plans to withdraw the registration statement on Form S-4 initially filed with the U.S. Securities and Exchange Commission on March 25, 2021 (the “Registration Statement”).

The underwriter is entitled to a deferred fee of $0.35 per Unit, or $11,697,550 in the aggregate. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of June 30, 2021 and December 31, 2020, there were 5,430,286 and 5,137,990 shares of Class A common stock issued and outstanding, excluding 27,991,284 and 28,283,580 shares of Class A common stock subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue 50,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, there were 8,355,393 and 8,355,393 shares of Class B common stock issued and outstanding, respectively.

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

TAILWIND ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

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

TAILWIND ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the consummation of a Business Combination (net of redemptions), and (z) the volume weighted average trading price of the shares of Class A common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates a Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price and the “Redemption of Warrants when the price per share of Class A common stock equals or exceeds $10.00” described above will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price described above under “Redemption of Warrants when the price per share of Class A common stock equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price. As of June 30, 2021, and December 31, 2020, the Company had 16,710,785 and 9,700,000 Public Warrants and Private Placement Warrants, respectively, outstanding.

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

TAILWIND ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

At June 30, 2021, assets held in the Trust Account were comprised of $675 in cash and $334,384,314 in a Treasury Preferred Fund. At December 31, 2020, assets held in the Trust Account were comprised of $1,138 in cash and $334,319,993 in U.S. Treasury Bills. During the three and six months ended June 30, 2021, the Company did not withdraw any interest income from the Trust Account.

The gross holding gains (losses) and fair value of held-to-maturity securities at June 30, 2021 and December 31, 2020 are as follows:

			Gross
		Amortized	Holding
	Held-To-Maturity	Cost	Gain (Loss)	Fair Value
June 30, 2021	Treasury Preferred Fund	$334,384,314	$—	$334,384,314

December 31, 2020	U.S. Treasury Securities (Mature on 05/04/2021)[1]	$334,319,993	$(1,804)	$334,318,189

(1)Upon maturity, the proceeds in the Trust Account were invested in a Treasury Preferred Fund.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020 indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		June 30,	December 31,
	Level	2021	2020
Assets:
Cash and marketable securities held in Trust Account	1	$334,384,989	$334,318,189

Liabilities:
Warrant Liability – Public Warrants	1	$22,559,560	$23,395,099
Warrant Liability – Private Placement Warrants	2	$13,095,000	$13,580,000

19

TAILWIND ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the accompanying condensed consolidated balance sheets. The warrant liabilities are measured at fair value at issuance and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed consolidated statements of operations.

The Private Placement Warrants were valued using a binomial lattice model, which is considered to be a Level 2 fair value measurement. The binomial lattice model’s primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of the common stock. The expected volatility as of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant price was used as the fair value as of each relevant date.

The following table presents the changes in the fair value of Level 3 warrant liabilities:

Private
Placement
Fair value as of January 1, 2021	$13,580,000
Change in fair value	(3,686,000)
Fair value as of March 31, 2021	9,894,000
Transfers out of Level 3 to Level 2	(9,894,000)
Fair value as of June 30, 2021	$—

There were transfers out of Level 3 into Level 2 in the fair value hierarchy of $9,894,000 during the three and six months ended June 30, 2021.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

On August 17, 2021, the Company and QOMPLX mutually decided not to pursue the QOMPLX Business Combination, and the Company plans to withdraw the Registration Statement.

20

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

Recent Developments

On March 1, 2021, we entered into the Business Combination Agreement with Merger Sub, QOMPLX and the QOMPLX Stockholder Representative. On August 17, 2021, the Company and QOMPLX terminated the Business Combination Agreement in a mutual decision not to pursue the QOMPLX Business Combination.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from May 29, 2020 (inception) through June 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2021, we had a net loss of $10,205,519, which consists of formation and operational costs of $1,503,643, a change in fair value of warrant liabilities of $8,715,559, offset by interest earned on marketable securities held in the Trust Account of $13,683.

For the six months ended June 30, 2021, we had a net loss of $2,922,959, which consists of formation and operational costs of $4,307,356, offset by interest earned on marketable securities held in Trust Account of $63,858 and change in fair value of warrant liabilities of $1,320,539.

For the period from May 29, 2020 (inception) through June 30, 2020, we had a net loss of $1,000, which consisted primarily of operating costs.

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

For the six months ended June 30, 2021, cash used in operating activities was $760,883. Net loss of $2,922,959, was affected by change in fair value of warrant liabilities of $1,320,539 and interest earned on marketable securities held in the Trust Account of $63,858. Changes in operating assets and liabilities provided $3,546,473 of cash.

For the period from May 29, 2020 (inception) through June 30, 2020, cash used in operating activities was $1,000.

As of June 30, 2021, we had marketable securities and cash held in the Trust Account of $334,384,989. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2021, we had $1,467,915 of cash held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Going Concern

We have until September 9, 2022 to consummate an initial business combination. It is uncertain that we will have sufficient liquidity to fund the working capital needs of the Company until the liquidation date. Additionally, it is uncertain that we will be able to consummate an initial business combination by this time. The Company may not have sufficient liquidity to fund the working capital needs of the Company until one year from the issuance of the financial statements included in this Quarterly Report. If an initial business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. Management has determined that the mandatory liquidation, should an initial business combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after September 9, 2022.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2021.

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

Critical Accounting Policies

The preparation of condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the period reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Warrant Liability

We account for the Warrants in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our condensed consolidated statements of operations.

Class A Common Stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, the common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our condensed consolidated balance sheets.

Net Income (Loss) Per Common Share

We apply the two-class method in calculating earnings per share. Net income (loss) per common share, basic and diluted for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account, net of applicable taxes, by the weighted average number of shares of Class A redeemable common stock outstanding for the periods. Net income (loss) per common share, basic and diluted, for Class B common stock is calculated by dividing net income (loss) less income attributable to Class A redeemable common stock, by the weighted average number of shares of Class B common stock outstanding for the periods presented.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that, solely due to the events that led to the Company’s restatement of its financial statements to reclassify the Company’s derivative instruments as liabilities (which are described in the Company’s Amendment No. 1 to its Annual Report on Form 10-K/A filed on May 14, 2021) (the “Restatement”), during the period covered by this report, a material weakness existed and our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of June 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than described herein. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we enhanced the supervisory review of accounting procedures in this financial reporting area and expanded and improved our review process for complex securities and related accounting standards. As of June 30, 2021, this has not been fully remediated.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 20, 2021	TAILWIND ACQUISITION CORP.

By:	/s/ Chris Hollod
Name:	Chris Hollod
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Matt Eby
Name:	Matt Eby
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)