Form 10-Q
period 2021-09-30
Tailwind Acquisition Corp.
filed 2021-11-15
CIK 1814215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 15, 2021, there were 33,421,570 shares of Class A common stock and 8,355,393 shares of Class B common stock, $0.0001 par value, issued and outstanding.

TAILWIND ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

		Page
PART 1 – FINANCIAL INFORMATION		3

Item 1.	Condensed Consolidated Financial Statements	3

	Condensed Consolidated Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020	3

	Unaudited Condensed Consolidated Statements of Operations for the three months ended September 30, 2021 and 2020, nine months ended September 30, 2021, and for the period from May 29, 2020 (inception) through September 30, 2020	4

	Unaudited Condensed Consolidated Statements of Changes in Stockholders’ (Deficit) Equity for the three months ended September 30, 2021 and 2020, nine months ended September 30, 2021, and for the period from May 29, 2020 (inception) through September 30, 2020	5

	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and for the period from May 29, 2020 (inception) through September 30, 2020	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	25

Item 4.	Control and Procedures	25

PART II – OTHER INFORMATION		26

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Mine Safety Disclosures	27

Item 5.	Other Information	27

Item 6.	Exhibits	28

SIGNATURES		29

PART 1 – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

TAILWIND ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2021	2020
	(Unaudited)	(As Revised)
ASSETS
Current Assets
Cash	$693,437	$2,245,798
Prepaid expenses	174,792	275,652
Total Current Assets	868,229	2,521,450

Cash and marketable securities held in Trust Account	334,403,203	334,321,131
TOTAL ASSETS	$335,271,432	$336,842,581

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$3,266,204	$208,129
Accrued offering costs	109,000	126,000
Total Current Liabilities	3,375,204	334,129

Derivative warrant liabilities	15,318,255	36,975,099
Deferred underwriting fee payable	11,697,550	11,697,550
Total Liabilities	30,391,009	49,006,778

Commitments and Contingencies

Class A common stock subject to possible redemption, 33,421,570 shares at $10.00 per share as of September 30, 2021 and December 31, 2020	334,215,700	334,215,700

Stockholders’ Deficit
Preferred Stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; and 8,355,393 shares issued and outstanding as of September 30, 2021 and December 31, 2020	836	836
Accumulated deficit	(29,336,113)	(46,380,733)
Total Stockholders’ Deficit	(29,335,277)	(46,379,897)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$335,271,432	$336,842,581

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TAILWIND ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

				For the Period
				from May 29,
				2020
			Nine Months	(Inception)
	Three Months Ended		Ended	through
	September 30,		September 30,	September 30,
	2021	2020	2021	2020
General and operating expenses	$386,940	$121,555	$4,694,296	$122,555
Loss from operations	(386,940)	(121,555)	(4,694,296)	(122,555)

Other income (expense):
Interest earned on marketable securities held in Trust Account	18,214	20,204	82,072	20,204
Transaction costs associated with the Initial Public Offering	—	(715,720)	—	(715,720)
Change in fair value of derivative warrant liability	20,336,305	—	21,656,844	—
Total other income (expense), net	20,354,519	(695,516)	21,738,916	(695,516)

Net income (loss)	$19,967,579	$(817,071)	$17,044,620	$(818,071)

Weighted average shares outstanding of Class A common stock	33,421,570	7,628,837	33,421,570	6,156,605

Basic and diluted income (loss) per share, Class A common stock	$0.48	$(0.05)	$0.41	$(0.06)

Weighted average shares outstanding of Class B common stock	8,355,393	7,695,253	8,355,393	7,657,572

Basic and diluted net income (loss) per share, Class B common stock	$0.48	$(0.05)	$0.41	$(0.06)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TAILWIND ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

(Unaudited)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2021	—	$—	8,355,393	$836	$—	$(46,380,733)	$(46,379,897)

Net income	—	—	—	—	—	7,282,560	7,282,560

Balance — March 31, 2021 (unaudited)	—	$—	8,355,393	$836	$—	$(39,098,173)	$(39,097,337)

Net loss	—	—	—	—	—	(10,205,519)	(10,205,519)

Balance — June 30, 2021 (unaudited)	—	$—	8,355,393	$836	$—	$(49,303,692)	$(49,302,856)

Net income	—	—	—	—	—	19,967,579	19,967,579

Balance — September 30, 2021 (unaudited)	—	$—	8,355,393	$836	$—	$(29,336,113)	$(29,335,277)

FOR THE PERIOD FROM MAY 29, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance — May 29, 2020 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	—	—	8,625,000	863	24,137	—	25,000

Net loss	—	—	—	—	—	(1,000)	(1,000)

Balance — June 30, 2020 (unaudited)	—	$—	8,625,000	$863	$24,137	$(1,000)	$24,000

Sale of 9,700,000 Private Placement Warrants	—	—	—	—	2,328,000	—	2,328,000

Accretion to common stock subject to redemption value	—	—	—	—	(2,352,137)	(24,480,207)	(30,832,344)

Net loss	—	—	—	—	—	(817,071)	(817,071)

Balance — September 30, 2020 (unaudited)	—	$—	8,625,000	$863	$—	$(29,298,278)	$(29,297,415)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TAILWIND ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

		For the Period
		from May 29,
	Nine Months	2020 (Inception)
	Ended	through
	September 30,	September 30,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$17,044,620	$(818,071)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(21,656,844)	—
Transaction costs associated with the Initial Public Offering	—	715,720
Interest earned on investments held in Trust Account	(82,072)	(20,204)
Changes in operating assets and liabilities:
Prepaid expenses	100,860	(327,842)
Accrued expenses	3,058,075	57,916
Net cash used in operating activities	(1,535,361)	(392,481)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(334,215,700)
Net cash used in investing activities	—	(334,215,700)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	—	327,531,386
Proceeds from sale of Private Placement Warrants	—	9,700,000
Repayment of promissory note – related party	—	(52,250)
Payment of offering costs	(17,000)	(11,300)
Net cash (used in) provided by financing activities	(17,000)	337,192,836

Net Change in Cash	(1,552,361)	2,584,655
Cash – Beginning	2,245,798	—
Cash – Ending	$693,437	$2,584,655

Non-cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$402,480
Offering costs paid through promissory note	$—	$52,250
Deferred underwriting fee payable	$—	$11,697,550

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TAILWIND ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Tailwind Acquisition Corp. (the “Company”) was incorporated in Delaware on May 29, 2020. The Company was formed for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

The Company has one subsidiary, Compass Merger Sub Inc., a direct, wholly owned subsidiary of the Company incorporated in Delaware on February 17, 2021 (“Merger Sub”) (see Note 7).

The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from May 29, 2020 (inception) through September 30, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

TAILWIND ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

TAILWIND ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

TAILWIND ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

NOTE 2. REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s condensed consolidated financial statements as of September 30, 2021, management identified errors made in its historical financial statements where, at the closing of the Company’s Initial Public Offering, the Company improperly valued its Class A common stock subject to possible redemption. The Company previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A common stock while also taking into consideration that a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A common stock issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all shares of Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

The Company will present this revision in a prospective manner in all future filings. Under this approach, the previously issued IPO Balance Sheet and Form 10-Qs will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the  current presentation, and an explanatory footnote will be provided.

The accompanying statements of changes in stockholders' equity and cash flows no longer present the change in redeemable shares to align with the presentation of all Class A redeemable common stock as temporary equity.

In connection with the change in presentation for the Class A common stock subject to redemption, the Company also revised its earnings per share calculation to allocate net income/loss evenly to Class A and Class B common stock.  This presentation contemplates a business combination as the most likely outcome, in which case, both classes of stock share per rata in the income/loss of the Company. There has been no change to the Company's total assets, liabilities or operating results.

The impact of the revision on the Company’s financial statements is reflected in the following table.

	As Previously
	Reported	Adjustment	As Revised
Balance Sheet as of December 31, 2020 (audited)
Class A common stock subject to possible redemption	$282,835,800	$51,379,900	$334,215,700
Class A common stock	$514	$(514)	$—
Additional paid-in capital	$22,899,178	$(22,899,178)	$—
Accumulated deficit	$(17,900,526)	$(28,480,207)	$(46,380,733)
Total Stockholders’ Equity (Deficit)	$5,000,003	$(51,379,900)	$(46,379,897)

Statement of Cash Flows for the period from May 22, 2020 (inception) through September 30, 2020 (unaudited)
Initial classification of Class A common stock subject to possible redemption	$300,019,603	$34,196,097	$334,215,700
Change in value of Class A common stock subject to possible redemption	$101,350	$(101,350)	$—

TAILWIND ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A as filed with the SEC on May 14, 2021. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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

SEPTEMBER 30, 2021

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, the 33,421,570 shares of Class A common stock subject to possible redemption at September 30, 2021 and December 31, 2020, are presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed consolidated balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

At September 30, 2021 and December 31, 2020, the Common Stock reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$334,215,700
Less:
Proceeds allocated to Public Warrants	$(12,700,197)
Common stocks issuance costs	$(18,132,174)
Plus:
Accretion of carrying value to redemption value	$30,832,371
Class A Common stocks subject to possible redemption	$334,215,700

Offering Costs

Offering costs consist of legal, accounting and other expenses that are directly related to the Initial Public Offering. Offering costs amounted to $18,847,894, of which $18,132,174 were associated with the Class A common stock issue in the amount of $18,132,174 are included in Accretion for Class A common stock subject to redemption amount and $715,720 was expensed to the condensed consolidated statements of operations (see Note 1).

TAILWIND ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Derivative Warrant Liability

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2021 and December 31, 2020, the Company had a deferred tax asset of approximately $950,000 and $59,000, respectively, which had a full valuation allowance recorded against it.

The Company’s current taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three and nine months ended September 30, 2021, the Company did not record a provision for income taxes. The Company’s effective tax rate for the three and nine months ended September 30, 2021 was 0%, which differs from the expected income tax rate mainly due to the start-up costs (discussed above), which are not currently deductible, and permanent differences attributable to the change in the fair value of warrant liabilities.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income (Loss) per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per common stock is computed by dividing net income (loss) by the weighted average number of common stock outstanding for the period. The Company applies the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering and (ii) private placement, since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 26,410,785 Class A common stock in the aggregate. As of September 30, 2021 and 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods presented.

TAILWIND ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

							For the Period from
							May 29, 2020
	Three Months Ended		Three Months Ended		Nine Months Ended		(Inception) through
	September 30,		September 30,		September 30,		September 30,
	2021		2020		2021		2020
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common stock
Numerator:
Allocation of net income (loss), as adjusted	$15,974,063	$3,993,516	$(406,765)	$(410,306)	$13,635,696	$3,408,924	$(364,592)	$(453,479)
Denominator:
Basic and diluted weighted average shares outstanding	33,421,570	8,355,393	7,628,837	7,695,253	33,421,570	8,355,393	6,156,605	7,657,572
Basic and diluted net income (loss) per common stock	$0.48	$0.48	$(0.05)	$(0.05)	$0.41	$0.41	$(0.06)	$(0.06)

For the three and nine months ended September 30, 2021, basic and diluted shares are the same as there are no securities that are dilutive to the stockholders.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed consolidated balance sheets, primarily due to their short-term nature other than derivative warrant liability.

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

SEPTEMBER 30, 2021

(Unaudited)

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

NOTE 6. RELATED PARTY TRANSACTIONS

Founder Shares

In June 2020, the Sponsor purchased 8,625,000 shares of the Company’s Class B common stock (the “Founder Shares”) for an aggregate purchase price of $25,000. The Founder Shares included an aggregate of up to 1,125,000 shares subject to forefiture by the Sponsor to the extent the underwriter’s over-allotment is not exercised in full. There was an aggregate of up to 269,607 shares that were subject to forfeiture by the Sponsor following the underwriter’s election to partially exercise its over-allotment option so that the number of Founder Shares would collectively represent approximately 20% of the Company’s issued and outstanding shares after the Initial Public Offering. The underwriter’s over-allotment option expired unexercised on October 24, 2020, as such 269,607 Founder Shares were forfeited, resulting in there being an aggregate of 8,355,393 Founder Shares outstanding.

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

Administrative Support Agreement

The Company entered into an agreement, commencing on September 9, 2020, to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial, and administrative support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2021, the Company incurred $30,000 and $90,000 in fees for these services. For the three months ended September 30, 2020 and for the period from May 29, 2020 (inception) through September 30, 2020, the Company incurred $10,000 in fees for these services. As of September 30, 2021 and December 31, 2020, there was $20,000 and $40,000, respectively, included in accrued expenses in the accompanying condensed consolidated balance sheets.

TAILWIND ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

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

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants, at a price of $1.00 per warrant, of the post Business Combination entity. The warrants would be identical to the Private Placement Warrants. As of September 30, 2021 and December 31, 2020, no Working Capital Loans were outstanding.

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

TAILWIND ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Termination of Proposed QOMPLX Business Combination

On March 1, 2021, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”), by and among the Company, Merger Sub, QOMPLX, Inc. (“QOMPLX”) and Rationem, LLC a Delaware limited liability company, in its capacity as the representative of the stockholders of QOMPLX (the “QOMPLX Stockholder Representative”) (such transactions, the “QOMPLX Business Combination”). On August 17, 2021, the Company and QOMPLX entered into a Termination Agreement, pursuant to which they terminated the Business Combination Agreement in a mutual decision not to pursue the QOMPLX Business Combination. On August 23, 2021, the Company withdrew the registration statement on Form S-4 initially filed with the U.S. Securities and Exchange Commission on March 25, 2021 (the “Registration Statement”).

The underwriter is entitled to a deferred fee of $0.35 per Unit, or $11,697,550 in the aggregate. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

NOTE 8. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2021 and December 31, 2020, there were 33,421,570 shares of Class A common stock issued and outstanding, which are included as temporary equity on the accompanying condensed consolidated balance sheets.

Class B Common Stock — The Company is authorized to issue 50,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of September 30, 2021 and December 31, 2020, there were 8,355,393 shares of Class B common stock issued and outstanding.

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

NOTE 9. WARRANTS

As of September 30, 2021, there were 16,710,785 and 9,700,000 Public Warrants and Private Placement Warrants outstanding, respectively.

Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 12 months from the closing of the Initial Public Offering and (b) 30 days after the completion of a Business Combination.

TAILWIND ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

TAILWIND ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

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

In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the consummation of a Business Combination (net of redemptions), and (z) the volume weighted average trading price of the shares of Class A common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates a Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price and the “Redemption of Warrants when the price per share of Class A common stock equals or exceeds $10.00” described above will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price described above under “Redemption of Warrants when the price per share of Class A common stock equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price. As of September 30, 2021, and December 31, 2020, the Company had 16,710,785 and 9,700,000 Public Warrants and Private Placement Warrants, respectively, outstanding.

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

TAILWIND ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Level 2: Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3: Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

At September 30, 2021, assets held in the Trust Account were comprised of $1,001 in cash and $334,402,202 in a Treasury Preferred Fund. At December 31, 2020, assets held in the Trust Account were comprised of $1,138 in cash and $334,319,993 in U.S. Treasury Bills. During the three and nine months ended September 30, 2021, the Company did not withdraw any interest income from the Trust Account.

The gross holding gains (losses) and fair value of held-to-maturity securities at September 30, 2021 and December 31, 2020 are as follows:

			Gross
		Amortized	Holding
	Held-To-Maturity	Cost	Gain (Loss)	Fair Value
September 30, 2021	Treasury Preferred Fund	$334,402,202	$6,421	$334,408,623

December 31, 2020	U.S. Treasury Securities (Matured on 05/04/2021)[1]	$334,319,993	$(1,804)	$334,318,189

(1)Upon maturity, the proceeds in the Trust Account were invested in a Treasury Preferred Fund.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2021 and December 31, 2020 indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		September 30,	December 31,
	Level	2021	2020
Assets:
Cash and marketable securities held in Trust Account	1	$334,403,203	$334,318,189

Liabilities:
Warrant Liability – Public Warrants	1	$9,692,255	$23,395,099
Warrant Liability – Private Placement Warrants	2	$5,626,000	$13,580,000

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

The Warrants were initially valued using a binomial lattice model. The binomial lattice model’s primary unobservable input utilized in determining the fair value of the Warrants is the expected volatility of the common stock. The expected volatility as of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant price was used as the fair value as of each relevant date.

TAILWIND ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

The following table presents the changes in the fair value of Level 3 warrant liabilities:

Private
Placement
Fair value as of January 1, 2021	$13,580,000
Change in fair value	(3,686,000)
Fair value as of March 31, 2021	9,894,000
Transfers out of Level 3 to Level 2	(9,894,000)
Fair value as of September 30, 2021	$—

There were transfers out of Level 3 into Level 2 in the fair value hierarchy of $9,894,000 during the three and nine months ended September 30, 2021.

NOTE 11. SUBSEQUENT EVENTS

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from May 29, 2020 (inception) through September 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2021, we had a net income of $19,967,579, which consists of the interest earned on marketable securities held in Trust Account of $18,214 and the change in the fair value of warrant liability of $20,336,305, offset by operational costs of $386,940.

For the nine months ended September 30, 2021, we had a net income of $17,044,620, which consists of the interest earned on marketable securities held in Trust Account of $82,072 and the change in the fair value of warrant liability of $21,656,844, offset by operational costs of $4,694,296.

For the three months ended September 30, 2020, we had a net loss of $817,071, which consists of formation and operational costs of $121,555 and transaction costs associated with the Initial Public Offering of $715,720, offset by interest earned on marketable securities held in Trust Account of $20,204.

For the period from May 29, 2020 (inception) through September 30, 2020, we had a net loss of $818,071, which consists of formation and operational costs of $122,555 and transaction costs associated with the Initial Public Offering of $715,720, offset by interest earned on marketable securities held in Trust Account of $20,204.

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

For the nine months ended September 30, 2021, cash used in operating activities was $1,535,361. Net income of $17,044,620 was affected by change in fair value of warrant liabilities of $21,656,844 and interest earned on marketable securities held in the Trust Account of $82,072. Changes in operating assets and liabilities provided $3,158,935 of cash for operating activities.

For the period from May 29, 2020 (inception) through September 30, 2020, cash used in operating activities was $392,481. Net loss of $818,071 was affected by the transaction costs associated with the Initial Public Offering of $715,720 and interest earned on marketable securities held in Trust Account of $20,204. Changes in operating assets and liabilities used $269,926 of cash from operating activities.

As of September 30, 2021, we had marketable securities and cash held in the Trust Account of $334,403,203. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2021, we had $693,437 of cash held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2021.

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

Derivative Warrant Liability

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

Net Income (Loss) Per Common Share

Net income (loss) per common stock is computed by dividing net income (loss) by the weighted average number of common stock outstanding for the period. The Company applies the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

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

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended September 30, 2021.

Remediation of a Material weakness in Internal Control over Financial Reporting

Solely due to events that led to the Company’s restatement of its financial statements to reclassify its derivative instruments as liabilities (which are described in the Company’s Amendment No. 1 to its Annual Report on Form 10-K/A on May 14, 2021), we previously concluded that a material weakness existed and the Company’s disclosure controls and procedures were not effective during its fiscal quarter ended June 30, 2021, as described in the Company’s Quarterly Report on Form 10-Q filed on August 20, 2021. We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of June 30, 2021.

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
10.1

Termination Agreement, Dated as of August 17, 2021, by and between the Company and QOMPLX (as previously filed as an exhibit to the Company’s current report on Form 8-K filed on August 19, 2021 and incorporated herein by reference)

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

Date: November 15, 2021	TAILWIND ACQUISITION CORP.

	By:	/s/ Chris Hollod
	Name:	Chris Hollod
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Matt Eby
	Name:	Matt Eby
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)