Form 10-K/A
period 2020-12-31
Tailwind Acquisition Corp.
filed 2022-01-28
CIK 1814215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ⌧ No ☐

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

As of January 27, 2022, 33,421,570 shares of Class A common stock, par value $0.0001, and 8,355,393 shares of Class B common stock, par value $0.0001, were issued and outstanding.

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

References throughout this Amendment No. 2 to the Annual Report on Form 10-K to “we,” “us,” the “Company” or “our company” are to Tailwind Acquisition Corp., unless the context otherwise indicates.

This Amendment No. 2 (“Amendment No. 2”) to the Annual Report on Form 10-K/A amends Amendment No. 1 to the Annual Report on Form 10-K/A of Tailwind Acquisition Corp. as of and for the period ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on May 14, 2021 (the “First Amended Filing”).

The Company has re-evaluated the Company’s application of ASC 480-10-S99-3A to its accounting classification of the redeemable Class A common stock, par value $0.0001 per share (the “Public Shares”), issued as part of the units sold in the Company’s initial public offering (the “IPO”) on September 9, 2020. Historically, a portion of the Public Shares was classified as permanent equity to maintain stockholders’ equity greater than $5 million on the basis that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Company’s amended and restated certificate of incorporation (the “Charter”). Pursuant to such re-evaluation, the Company’s management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Charter. In addition, in connection with the change in presentation for the Public Shares, the Company determined it should restate its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.

Therefore, on January 26, 2022, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued (i) audited balance sheet as of September 9, 2020 (the "Post IPO Balance Sheet"), as previously revised in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2020, filed with the SEC on May 14, 2021 First Amended Filing, (ii) audited financial statements included in the First Amended Filing, (iii) unaudited interim financial statements included in the Form 10-Q for the quarterly period ended September 30, 2020 as previously revised in the First Amended Filing; (iv) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on June 7, 2021; (v) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 20, 2021 and (vi) certain of the unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, filed with the SEC on November 15, 2021 (collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, the Company will restate its financial statements for the Affected Periods in this Amendment No. 2 for the Post IPO Balance Sheet, the unaudited interim financial statements included in the Form 10-Q for the period ended September 30, 2020, and the Company’s audited financial statements included in the First Amended Filing, and the unaudited condensed consolidated financial statements for the periods ended March 31, 2021 and June 30, 2021 will be restated in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, to be filed with the SEC (the “Q3 Form 10-Q/A”).

The restatement does not have an impact on its cash position and cash held in the trust account established in connection with the IPO (the “Trust Account”).

The Company’s management has concluded that a material weakness remains in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness will be described in more detail in the Q3 Form 10-Q/A.

We are filing this Amendment No. 2 to amend and restate the First Amended Filing with modification as necessary to reflect the restatements. The following items have been amended to reflect the restatements:

●	Part I, Item 1A. Risk Factors
●	Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations
●	Part II, Item 8. Financial Statements and Supplementary Data
●	Part II, Item 9A Controls and Procedures

In addition, the Company’s principal executive officer and principal financial officer have provided new certifications dated as of the date of this filing in connection with this Amendment No. 2 (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, no other information included in the Annual Report on Form 10-K of Tailwind Acquisition Corp. as of and for the period ended December 31, 2020, as filed with the SEC on March 31, 2021 (the “Original Filing”) or the First Amended Filing is being amended or updated by this Amendment No. 2 and, other than as described herein, this Amendment No. 2 does not purport to reflect any information or events subsequent to the Original Filing or the First Amended Filing. We have not amended our previously filed Quarterly Report on Form 10-Q for the period affected by the restatement or our previously filed balance sheet, dated September 9, 2020, on Form 8-K. This Amendment No. 2 continues to describe the conditions as of the date of the Original Filing or the First Amended Filing and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing or the First Amended Filing. Accordingly, this Amendment No. 2 should be read in conjunction with the Original Filing and the First Amended Filing and with our filings with the SEC subsequent to the Original Filing.

i

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K (this “Report”), or the context otherwise requires, references to:

●	“Advisors” or our “Advisory Board” are to Jeff Stibel, Will Quist, Michael Kim, Eli Broverman, Carter Reum, Courtney Reum, Dan Teran, Jesse Pujji, Colin Walsh, and Jeff Hunter;
●	“common stock” are to our Class A common stock and our Class B common stock, collectively;
●	“founder shares” are to shares of our Class B common stock initially purchased by our sponsor in a private placement prior to the offering, and the shares of our Class A common stock issued upon the conversion thereof;
●	“initial stockholders” are to holders of our founder shares prior to our offering;
●	“management” or our “management team” are to Chris Hollod and Matt Eby;
●	“management” or our “management team” are to our officers and directors, and “directors” are to our current directors and director nominees;
●	“private placement warrants” are to the warrants issued to our sponsor in a private placement simultaneously with the closing of the offering;
●	“public shares” are to shares of our Class A common stock sold as part of the units in the offering;
●	“public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” shall only exist with respect to such public shares;
●	“QOMPLX” are to QOMPLX, Inc.;
●	“sponsor” are to Tailwind Sponsor LLC, a Delaware limited liability company; and
●	“we,” “us,” “our,” “company” or “our company” are to Tailwind Acquisition Corp.

ii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report, including, without limitation, statements under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination (including our proposed business combination with QOMPLX) and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to select an appropriate target business or businesses;
●	our ability to complete our initial business combination with QOMPLX (including due to a failure of certain closing conditions), or any other initial business combination;
●	our expectations around the performance of the prospective target business or businesses;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	our pool of prospective target businesses;
●	our ability to consummate an initial business combination due to the uncertainty resulting from the recent COVID-19 pandemic;
●	the ability of our officers and directors to generate a number of potential acquisition opportunities;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;
●	the trust account not being subject to claims of third parties; or
●	our financial performance following the offering.

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

●	We are a newly formed company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
●	Past performance by our management team or our Advisors is not indicative of future performance of an investment in us.
●	Our public stockholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.
●	Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of the business combination.
●	If we seek stockholder approval of our initial business combination, our initial stockholders have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.
●	The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.
●	The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.
●	The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would not be consummated and that you would have to wait for liquidation in order to redeem your stock.
●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak and the status of debt and equity markets.
●	We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.
●	If we seek stockholder approval of our initial business combination, our sponsor, directors, officers, advisors and their affiliates may elect to purchase shares from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A common stock.
●	If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.
●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.
●	The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	You are not entitled to protections normally afforded to investors of many other blank check companies.
●	If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 15% of our Class A common stock.
●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on our redemption of our public shares, or less than such amount in certain circumstances, and our warrants will expire worthless.
●	If the net proceeds of our initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for at least the next 24 months, we may be unable to complete our initial business combination, in which case our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.
●	If the net proceeds of our initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our sponsor or management team to fund our search for a business combination, to pay our franchise and income taxes and to complete our initial business combination. If we are unable to obtain these loans, we may be unable to complete our initial business combination.
●	We may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.
●	If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share.
●	Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.
●	If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and we and our board may be exposed to claims of punitive damages.

PART I

ITEM 1.BUSINESS

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

We believe there are significant opportunities in these industries to drive value creation, and the below themes will be general areas of focus:

●	Traditional late-stage growth equity targets looking for a liquidity event and valuable operating and marketing expertise;
●	Business combinations (e.g. two competitors in similar segments) to achieve synergies from enhanced scale, liquidity and increased marketing efficiency;

●	Verticalization of the target company through acquisitions (e.g. within downstream infrastructure and supply chain) to improve margins and IP defensibility;
●	Global consolidation (e.g. two companies in similar segments but different geographies) to achieve synergies from enhanced scale, liquidity and increased marketing efficiency;
●	Special situations (e.g., spin outs, divestitures) with strong brands that have potential for operational improvement and future growth;
●	Rapidly growing companies with opportunity to change large categories.

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

●	Extensive Operating Experience With Rare Skillsets: Our management team, board of directors and Advisors have extensive experience serving in leadership positions for high-growth public and private companies. The team boasts significant operational experience driving growth through innovative marketing techniques with Mr. Krim introducing innovative quantitative marketing approaches at Casper Sleep (NYSE:CSPR), with key areas of expertise including: (i) identifying superior brands and products using (a) data science to optimize audiences, (b) optimization of media mix of advertising (often purchased programmatically through real-time auctions), and (c) driving the ‘lifetime value’ of customers (via behavioral signals to drive promotions and engagement); and (ii) capturing and architecting the right customer data elements, using predictive modeling to drive propensity models that understand a customer’s wants and needs, and putting in place optimal marketing technologies to deploy experiences in real time. This expertise will be highly valuable for identifying categories and companies with under-optimized marketing practices and rapidly scaling customer acquisition and lifetime value, as well as for potential targets to understand their own customers and acquiring them efficiently to unlock growth.
●	Significant Public Equity Capital Markets Experience: Our management team, board of directors and Advisors brings decades of “best-practice” know-how to ensure the target company’s success as a public company, providing guidance around (i) investor relations (ii) equity research (iii) introductions to long-only funds, among others. Recently, Solebury Capital advised Casper Sleep (NYSE:CSPR) on its IPO. Mr. Eby has significant experience navigating the public markets leading Starwood Property Trust’s (NYSE:STWD) $930 million IPO in 2009. Additionally, Mr. Krim successfully took Casper Sleep (NYSE:CSPR) public in February 2020.
●	Attractive Industry Dynamics For SPAC Success: In the current environment, there is growing investor demand for companies with (i) a direct relationship with their customers, (ii) ability to efficiently market to and grow their customer base and (iii) high-growth and clear path to profitability. Our target verticals are ripe for consolidation with few large-cap companies and thousands of sub-scale companies.
●	Founder Friendly Platform For Growth: The team will bring to bear operational expertise and capital to accelerate the targets organic growth initiatives such as (i) optimization of marketing strategies (ii) operational improvements and (iii) new product development, among others. Our management team, board of directors and Advisors have the experience and track record to successfully integrate add-on acquisitions, bringing PE Sponsor-like support, without running / controlling the business.
●	Transaction Expertise With Access To Proprietary Deal Flow: Having operated and invested in high-growth technology and direct-to-consumer companies across their corporate life cycles, our management team, board of directors and Advisors have developed deep relationships with key large multi-national organizations and leading private & public equity investors including leading venture and growth investors in Silicon Valley and across the globe. Our team has a strong track record of building proprietary deal flow and identifying and executing successful

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

Acquisition Criteria

When candidate companies are being evaluated, we expect to use the following, non-exclusive criteria for determining opportunities.

●	Size: We intend to target entities whose enterprise value is between approximately $750 million to $2 billion, with a focus on founder-led, late stage growth equity opportunities in the high-growth technology and direct-to-consumer ecosystems with defensible market positions. We believe these companies offer long term risk-adjusted return potential.
●	Founder-Led Businesses Where We Have Strong Relationships: Strong, experienced management team that could benefit from our extensive networks and insights with a track record of driving growth and profitability. Founders that have a long-term vision for the future of their business and want to build a lasting company. Companies where we have a unique relationship and can engage directly with the founder(s), potentially without participating in an auction.
●	Large Addressable Markets Being Disrupted by Technology: We plan to identify high quality businesses run by exceptional teams pursuing large market opportunities. Target companies positioned in industries that are ripe for disruption and technological advancements. Sectors at an inflection point, where technology and disruptors will be uniquely advantaged to capture market share and future growth. Scalable platform in a market ripe for horizontal and / or vertical consolidation.

●	Strong Growth And Attractive Margin Profile: Consistent organic revenue growth with scalable unit economics. Potential for future top line and margin expansion. Ability to generate attractive returns on capital and has a compelling use for capital to achieve their growth strategy.
●	Opportunities Where Our Team Can Add Value: Sector where management can benefit from our extensive networks and insights. Taking advantage of our connections in both the public and private markets in order to generate firm value and future growth. Leverage industry experience, financial acumen and network of management team to identify additional operational and marketing improvement opportunities.

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

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our business combination with only a single business, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination; and
●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

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

Type of Transaction	Whether Stockholder Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Under the NYSE’s listing rules, stockholder approval would be required for our initial business combination if, for example:

●	we issue (other than in a public offering) shares of Class A common stock that will either (a) be equal to or in excess of 20% of the number of shares of our Class A common stock then outstanding or (b) have voting power equal to or in excess of 20% of the voting power then outstanding;
●	any of our directors, officers or substantial stockholders (as defined by the NYSE rules) has a 5% or greater interest, directly or indirectly, in the target business or assets to be acquired and if the number of shares of Class A common stock to be issued, or if the number of shares of Class A common stock into which the securities may be convertible or exercisable, exceeds either (a) 1% of the number of shares of Class A common stock or 1% of the voting power outstanding before the issuance in the case of any of our directors and officers or (b) 5% of the number of shares of common stock or 5% of the voting power outstanding before the issuance in the case of any substantial stockholders; or
●	the issuance or potential issuance of common stock will result in our undergoing a change of control.

The decision as to whether we will seek stockholder approval of a proposed business combination in those instances in which stockholder approval is not required by law or applicable stock exchange rules will be made by us, solely in our discretion, and will be based on business and legal reasons, which include a variety of factors, including, but not limited to:

●	the timing of the transaction, including in the event we determine stockholder approval would require additional time and there is either not enough time to seek stockholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company;
●	the expected cost of holding a stockholder vote;
●	the risk that the stockholders would fail to approve the proposed business combination;
●	other time and budget constraints of the company; and
●	additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to stockholders.

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

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and
●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

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

If, however, stockholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain stockholder approval for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and
●	file proxy materials with the SEC.

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

ITEM 1A.RISK FACTORS

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

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and
●	restrictions on the issuance of securities, each of which may make it difficult for us to complete our business combination.
●	In addition, we may have imposed upon us burdensome requirements, including:
●	registration as an investment company;

●	adoption of a specific form of corporate structure; and
●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

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

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;
●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;
●	our inability to pay dividends on our common stock;
●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;
●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;
●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and
●	other disadvantages compared to our competitors who have less debt.

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

We may effectuate our business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single business, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset; or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

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

●	may significantly dilute the equity interest of investors in our initial public offering;
●	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;
●	could cause a change of control if a substantial number of shares of our common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and
●	may adversely affect prevailing market prices for our units, Class A common stock and/or warrants.

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

If the NYSE delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;
●	a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●	a limited amount of news and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

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

General Risk Factors

We have identified material weaknesses in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

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

As described elsewhere in the first Amended Filing, we identified a material weakness in our internal control over financial reporting related to the accounting for the warrants we issued in connection with our initial public offering in September 2020. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020. This material weakness resulted in a material misstatement of our warrant liabilities, change in fair value of warrant liabilities, Class A common stock subject to possible redemption, additional paid-in capital, accumulated deficit and related financial disclosures for the fiscal year ended December 31, 2020 and for the quarterly period ended September 30, 2020.

As described elsewhere in this Amendment No. 2, we have identified a material weakness in our internal control over financial reporting related to the Company’s application of ASC 480-10-S99-3A to its accounting classification of the Public Shares and related earnings per share calculations. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2020. Historically, a portion of the Public Shares was classified as permanent equity to maintain stockholders’ equity greater than $5 million on the basis that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Charter. Pursuant to the Company’s re-evaluation of the Company’s application of ASC 480-10-S99-3A to its accounting classification of the Public Shares, the Company’s management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Charter. For a discussion of management’s consideration of the material weakness identified related to the Company’s application of ASC 480-10-S99-3A to its accounting classification of the Public Share, see “Note 2” to the accompanying financial statements, as well as Part II, Item 9A: Controls and Procedures included in this Annual Report.

To respond to these material weaknesses we have devoted significant effort and resources to the remediation and improvement of our internal control over financial reporting, and we intend to take additional steps to remediate these material weaknesses including plans to enhance processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our consolidated financial statements, enhance access to accounting literature, research materials and documents and increase communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Our efforts to remediate these material weaknesses may not be effective or prevent any future material weaknesses or significant deficiency in our internal control over financial reporting. If our efforts are not successful or other material weaknesses or control deficiencies occur in the future, we may be unable to report our financial results accurately on a timely basis, which could cause our reported financial results to be materially misstated and result in the loss of investor confidence and cause the market price of our securities to decline.

Our independent registered public accounting firm's report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

In connection with the Company's assessment of going concern considerations accordance with FASB's Accounting Standards Update (“ASU”) 2014-15, we have determined that if the Company is unable to complete a Business Combination by September 9, 2022, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company's ability to continue as a going concern. The financial statements contained elsewhere in this report do not include any adjustments that might result from our inability to continue as a going concern.

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

If we effect our initial business combination with a company with operations or opportunities outside of the United States, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	higher costs and difficulties inherent in managing cross-border business operations and complying with different commercial and legal requirements of overseas markets;
●	rules and regulations regarding currency redemption;
●	complex corporate withholding taxes on individuals;
●	laws governing the manner in which future business combinations may be effected;
●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;
●	longer payment cycles and challenges in collecting accounts receivable;
●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;
●	currency fluctuations and exchange controls;
●	rates of inflation;
●	cultural and language differences;
●	employment regulations;
●	crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters and wars;
●	deterioration of political relations with the United States; and
●	government appropriations of assets.

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

Until we complete our initial business combination, only holders of our founder shares will have the right to vote on the election of directors. As a result, the NYSE may consider us to be a “controlled company” within the meaning of the NYSE corporate governance standards. Under the NYSE corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

●	we have a board that includes a majority of “independent directors,” as defined under the rules of the NYSE;
●	we have a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
●	we have a nominating and corporate governance committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

We do not intend to utilize these exemptions and intend to comply with the corporate governance requirements of the NYSE, subject to applicable phase-in rules. However, if we determine in the future to utilize some or all of these exemptions, you will not have the same protections afforded to stockholders of companies that are subject to all of the NYSE corporate governance requirements.

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 2.PROPERTIES

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

ITEM 3.LEGAL PROCEEDINGS

To the knowledge of our management, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

(g)           Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Amendment No. 2 on Form 10-K/A. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Report.

In this Amendment No. 2 to the Annual Report on Form 10-K of Tailwind Acquisition Corp. (the “Company”) for the period ended December 31, 2020, we are restating (i) our audited balance sheet as of September 9, 2020, as previously revised in the First Amended Filing, (ii) audited financial statements as previously revised in the First Amended Filing, (iii) and the unaudited interim financial statements as of September 30, 2020, and for the three months ended September 30, 2020, and the period from May 29, 2020 (inception) through September 30, 2020 as previously revised in the First Amended Filing.

We have re-evaluated our application of ASC 480-10-S99-3A to our accounting and classification of the Public Shares, issued as part of the units sold in the IPO on September 9, 2020. Historically, a portion of the Public Shares was classified as permanent equity to maintain stockholders’ equity greater than $5 million on the basis that we will not redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001, as described in the Charter. Pursuant to such re-evaluation, our management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Articles. In addition, in connection with the change in presentation for the Public Shares, management determined it should restate earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of our Company.

Therefore, on January 26, 2022, our management and the Audit Committee concluded that our previously issued (i) audited balance sheet as of September 9, 2020, as previously revised in the First Amended Filing, (ii) audited financial statements as previously revised in the First Amended Filing, (iii) unaudited interim financial statements as previously revised in the First Amended Filing; (iv) unaudited interim financial statements included in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on June 7, 2021 and (v) unaudited interim financial statements included in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 20, 2021, should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, the Company is restating the 2020 periods herein and intends to restate its 2021 interim financial statements for the Affected Periods in its quarterly report on Form 10-Q for the period ended September 30, 2021.

The restatement does not have an impact on our cash position and cash held in the Trust Account.

Our management has concluded that in light of the classification error described above, a material weakness exists in our internal control over financial reporting and that our disclosure controls and procedures were not effective.

In connection with the restatement, our management reassessed the effectiveness of our disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, we determined that our disclosure controls and procedures for such periods were not effective with respect to our internal controls around the proper accounting and classification of complex financial instruments. For more information, see Item 9A included in this Annual Report on Form 10-K.

We have not amended our previously filed Quarterly Report on Form 10-Q for the period affected by the restatement or our previously filed balance sheet, dated September 9, 2020, on Form 8-K. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Amendment No. 2, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

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

As per part of Amendment No.1, this Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement and revision of our original financial statements. Amendment No.1 restated our historical financial results to reclassify our Warrants as derivative liabilities pursuant to ASC 815-40 rather than as a component of equity as we had previously treated the Warrants. In addition, we allocated offering costs to the Warrants which are expensed instead of being recorded as a reduction of equity. The impact of the restatement is reflected in the Management’s Discussion and Analysis of Financial Condition and Results of Operations below. Other than as disclosed in Form 10-K/A No. 1 filed with the SEC on May 14, 2021 and with respect to the impact of the restatement. The impact of the restatement is more fully described in Note 2 to our financial statements included in Item 15 of Part IV of the Form 10-K/A No.1 filed with the SEC on May 14, 2021 and Item 9A: Controls and Procedures of this Amendment No. 2.

As per part of Amendment No.2, this Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement and revision of our financial statements included in Form 10-K/A No. 1. We are restating our historical financial results to reclassify our temporary equity and permanent equity as well as restate our earnings per share. The impact of the restatement is reflected in the Management’s Discussion and Analysis of Financial Condition and Results of Operations below. Other than as disclosed in the Explanatory Note, Amendment No. 1 and with respect to the impact of this additional restatement, no other information in this Item 7 has been amended and this Item 7 does not reflect any events occurring after the Original Filing. The impact of the restatement is more fully described in Note 2 to our financial statements included in Item 15 of Part IV of this Amendment and Item 9A: Controls and Procedures, both contained herein.

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

Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which, resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Net Income ( Loss) Per Common Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding for the respective period.

We did not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement in the calculation of diluted income (loss) per share because their exercise is contingent upon future events and since their inclusion would be anti-dilutive under the treasury stock method. The warrants are exercisable to purchase 26,410,785 shares of Class A common stock in the aggregate. As of December 31, 2020, we did not have any dilutive securities or other contracts the could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods presented.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this Report and is included herein by reference.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, due to the events that led to the Company’s restatement of its financial statements related to the Company’s financial reporting for complex financial instruments as described in the Explanatory Note to the First Amended Filing and in the Explanatory Note in this mendment No. 2 as of December 31, 2020, our disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as the circumstances that led to the restatement of our financial statements described in this Amendment No. 2 had not yet been identified. Due to the events that led to our restatement of our financial statements, management has identified a material weakness in internal controls related to the accounting for complex financial instruments issued in connection with our initial public offering. In light of the restatement of our original financial statements included in the First Amended Filing and Amendments No. 2, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

The audit committee is responsible for:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm and any other independent registered public accounting firm engaged by us;
●	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;
●	reviewing and discussing with the independent registered public accounting firm all relationships they have with us in order to evaluate their continued independence;
●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm;
●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;
●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the independent registered public accounting firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;
●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and
●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or

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

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified by a charter adopted by us, generally provide that persons to be nominated:

●	should have demonstrated notable or significant achievements in business, education or public service;
●	should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and
●	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the stockholders.

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

We adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;
●	reviewing and approving on an annual basis the compensation of all of our other officers;
●	reviewing on an annual basis our executive compensation policies and plans;
●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;
●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;
●	if required, producing a report on executive compensation to be included in our annual proxy statement; and
●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

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

Potential investors should also be aware of the following other potential conflicts of interest:

●	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.
●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Our initial stockholders have agreed (i) to waive their redemption rights with respect to any founder shares and public shares held by them in connection with the completion of our initial business combination and a stockholder vote to approve an amendment to our amended and restated certificate of incorporation (A) that would modify the substance or timing of our obligation to provide holders of shares of Class A common stock the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A commons stock and (ii) to waive their rights to liquidating distributions from the trust account with respect to any founder shares they hold if we fail to consummate an initial business combination within 24 months from the closing of our initial public offering (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame). If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private placement warrants held in the trust account will be used to fund the redemption of our public shares, and the private placement warrants will expire worthless. With certain limited exceptions, the founder shares will not be transferable, assignable by our sponsor until the earlier of: (A) one year after the completion of our initial business combination; or (B) subsequent to our initial business combination, (x) if the closing price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. With certain limited exceptions, the private placement warrants and the Class A common stock underlying such warrants, will not be transferable, assignable or saleable by our sponsor or its permitted transferees until 30 days after the completion of our initial business combination. Since our sponsor and officers and directors may directly or indirectly own common stock and warrants following our initial public offering, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.
●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.
●	Our sponsor, officers or directors may have a conflict of interest with respect to evaluating a business combination and financing arrangements as we may obtain loans from our sponsor or an affiliate of our sponsor or any of our officers or directors to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period.

The conflicts described above may not be resolved in our favor.

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

●	the corporation could financially undertake the opportunity;
●	the opportunity is within the corporation’s line of business; and
●	it would not be fair to our company and its stockholders for the opportunity not to be brought to the attention of the corporation.

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

ITEM 11.EXECUTIVE COMPENSATION

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

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of March 23, 2021 based on information obtained from the persons named below, with respect to the beneficial ownership of our shares of common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
●	each of our executive officers and directors that beneficially owns our shares of common stock; and
●	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of March 23, 2021.

	Class B common stock		Class A common stock
	Number of		Number of
	Shares	Approximate	Shares	Approximate
Name of Beneficial	Beneficially	Percentage of	Beneficially	Percentage of
Owners(1)	Owned(2)	Class	Owned(2)	Class
Tailwind Sponsor LLC(3) (our sponsor)	8,355,393	100.0%	—	—
Philip Krim(3)	8,355,393	100.0%	—	—
Chris Hollod	—	—	—	—
Matt Eby	—	—	—	—
Alan Sheriff	—	—	—	—
Wisdom Lu	—	—	—	—
Neha Parikh	—	—	—	—
Will Quist	—	—	—	—
All officers and directors as a group (seven individuals)	8,355,393	100%	—	—
Integrated Core Strategies (US) LLC(4)	—	—	2,341,133	7.0%
Polar Asset Management Partners Inc.(5)	—	—	3,000,000	9.0%
Magnetar Financial LLC(6)	—	—	2,917,793	8.7%
Glazer Capital, LLC(7)	—	—	2,594,602	7.8%
683 Capital Management, LLC(8)	—	—	2,184,989	6.5%
*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Tailwind Acquisition Corp., 1545 Courtney Ave, Los Angeles, California 90046.
(2)	Interests shown consist solely of founder shares, classified as shares of Class B common stock. Such shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment.
(3)	Philip Krim has voting and dispositive power over the securities held by Tailwind Sponsor LLC and therefore may be deemed to be a beneficial owner thereof.

(4)	Pursuant to the Schedule 13G/A filed by Integrated Core Strategies (US) LLC (“Integrated Core Strategies”) on February 1, 2021, (i) Integrated Core Strategies beneficially owns 1,200,000 shares of Class A Common Stock and (ii) ICS Opportunities, Ltd (“ICS Opportunities”) beneficially owns 1,141,133 shares of Class A Common Stock as a result of holding 1,141,133 of Tailwind’s units. Millennium International Management LP (“Millennium International Management”) is the investment manager to ICS Opportunities and may be deemed to have shared voting control and investment discretion over securities owned by ICS Opportunities. Millennium Management LLC ("Millennium Management"), is the general partner of the managing member of Integrated Core Strategies and may be deemed to have shared voting control and investment discretion over securities owned by Integrated Core Strategies. Millennium Management is also the general partner of the 100% owner of ICS Opportunities and may also be deemed to have shared voting control and investment discretion over securities owned by ICS Opportunities. Millennium Group Management LLC ("Millennium Group Management") is the managing member of Millennium Management and may also be deemed to have shared voting control and investment discretion over securities owned by Integrated Core Strategies. Millennium Group Management is also the general partner of Millennium International Management and may also be deemed to have shared voting control and investment discretion over securities owned by ICS Opportunities. The managing member of Millennium Group Management is a trust of which Israel A. Englander, a United States citizen ("Mr. Englander"), currently serves as the sole voting trustee. Therefore, Mr. Englander may also be deemed to have shared voting control and investment discretion over securities owned by Integrated Core Strategies and ICS Opportunities. The foregoing should not be construed in and of itself as an admission by Millennium International Management, Millennium Management, Millennium Group Management or Mr. Englander as to beneficial ownership of the securities owned by Integrated Core Strategies or ICS Opportunities, as the case may be. The address of the principal business office of Integrated Core Strategies and Mr. Englander is c/o Millennium Management LLC, 666 Fifth Avenue, New York, New York 10103. The address of the principal business office of ICS Opportunities is c/o Millennium International Management LP, 666 Fifth Avenue, New York, New York 1010. The address of the principal business office of each of Millennium International Management, Millennium Management, and Millennium Group Management is 666 Fifth Avenue New York, New York 10103.
(5)	Pursuant to the Schedule 13G filed by Polar Asset Management Partners Inc. on February 11, 2021, Polar Asset Management Partners Inc. serves as the investment advisor to Polar Multi-Strategy Master Fund ("PMSMF") with respect to shares of Class A Common Stock directly held by PMSMF. The address of the business office of the reporting person is 401 Bay Street, Suite 1900, PO Box 19, Toronto, Ontario M5H 2Y4, Canada.
(6)	Pursuant to the Schedule 13G filed by Magnetar Financial LLC on February 12, 2021, (i) 2,917,793 units are held for the account of Magnetar Constellation Master Fund, Ltd; (ii) 36,793 units are held for the account of Magnetar Capital Master Fund Ltd; (iii) 347,280 units are held for the account of Magnetar Xing He Master Fund Ltd; (iv) 281,006 units are held for the account of Magnetar Constellation Fund II, Ltd; (v) 262,450 units are held for the account of Magnetar SC Fund Ltd; (vi) 387,046 units are held for the account of Magnetar Structured Credit Fund, LP; (vii) 230,000 units are held for the account of Magnetar Systematic Multi-Strategy Master Fund Ltd; (viii) 204,126 Units held for the account of Magnetar Lake Credit Fund LLC; (ix) 127,248 units are held for the account of Purpose Alternative Credit Fund Ltd; and (x) 63,624 units are held of the account of Purpose Alternative Credit Fund – T LLC (collectively, the “Magnetar Funds”). Magnetar Financial LLC serves as the investment adviser to the Magnetar Funds, and as such, Magnetar Financial LLC exercises voting and investment power over the units held for the Magnetar Funds’ accounts. Magnetar Capital Partners LP serves as the sole member and parent holding company of Magnetar Financial LLC. Supernova Management LLC is the general partner of Magnetar Capital Partners LP. The manager of Supernova Management LLC is Alec N. Litowitz. The address of the principal business office of each of Magnetar Financial LLC, Magnetar Capital Partners LP, Supernova Management LLC, and Mr. Litowitz is 1603 Orrington Avenue, 13th Floor, Evanston, Illinois 60201.
(7)	The shares of Class A Common Stock reported are held by certain funds and managed accounts to which Glazer Capital, LLC serves as investment manager. Paul J. Glazer serves as the Managing Member of Glazer Capital, LLC. The address of the business office of each of the reporting persons is 250West 55th Street, Suite 30A, New York, New York 10019. Each of the reporting persons disclaims beneficial ownership of the shares reported herein except to the extent of its or his pecuniary interest therein..
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

Changes in Control

None.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

ITEM 15.EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

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

Exhibit No.	Description

4.5	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.5 to Tailwind Acquisition Corp.’s Annual Report on Form 10-K, filed with the SEC on March 31, 2021).

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

10.11	Form of Transaction Support Agreement (incorporated by reference to Exhibit 10.6 to Tailwind Acquisition Corp.’s Current Report on Form 8-K, filed with the SEC on March 2, 2021).

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1**	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

32.2**	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

Exhibit No.	Description

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
*	Filed herewith

**	Furnished herewith

†

Certain of the exhibits and schedules to these exhibits have been omitted in accordance with Regulation S-K Item 601(a)(5). The registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

January 28, 2022

TAILWIND ACQUISITION CORP.

/s/ Chris Hollod
Name:	Chris Hollod
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Philip Krim	Chairman of the Board of Directors	January 28, 2022
Philip Krim
/s/ Chris Hollod	Chief Executive Officer and Director	January 28, 2022
Chris Hollod	(Principal Executive Officer)
/s/ Matt Eby	Chief Financial Officer and Director	January 28, 2022
Matt Eby	(Principal Financial and Accounting Officer)
/s/ Alan Sheriff	Director	January 28, 2022
Alan Sheriff
/s/ Wisdom Lu	Director	January 28, 2022
Wisdom Lu
/s/ Boris Revsin	Director	January 28, 2022
Boris Revsin
/s/ Will Quist	Director	January 28, 2022
Will Quist

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Tailwind Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Tailwind Acquisition Corp. (the “Company”) as of December 31, 2020, the related statements of operations, changes in stockholders’ deficit and cash flows for the period from May 29, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from May 29, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the 2020 financial statements have been restated to correct certain misstatements.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, if the Company is unable to complete a business combination by September 9, 2022 then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

New York, New York

May 14, 2021, except for the effects of the restatement disclosed in Note 2 and subsequent events disclosed in Note 12, as to which the date is January 27, 2022.

TAILWIND ACQUISITION CORP.

BALANCE SHEET

DECEMBER 31, 2020 (As Restated)

ASSETS
Current assets
Cash	$2,245,798
Prepaid expenses	275,652
Total Current Assets	2,521,450

Cash and marketable securities held in trust account	334,321,131
Total Assets	$336,842,581

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$208,129
Accrued offering costs	126,000
Total Current Liabilities	334,129

Deferred underwriting fee payable	11,697,550
Warrant liabilities	36,975,099
Total Liabilities	49,006,778

Commitments and contingencies

Class A common stock subject to possible redemption, 33,421,570 shares at $10.00 per share	334,215,700

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; no shares issued and outstanding (excluding 33,421,570 shares subject to possible redemption)	—
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 8,355,393 shares issued and outstanding	836
Additional paid-in capital	—
Accumulated deficit	(46,380,733)
Total Stockholders’ Deficit	(46,379,897)
Total Liabilities and Stockholders’ Deficit	$336,842,581

The accompanying notes are an integral part of the financial statements.

TAILWIND ACQUISITION CORP.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM MAY 29, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020 (As Restated)

General and administrative expenses	$387,335
Loss from operations	(387,335)

Other income (expense):
Interest earned on marketable securities held in Trust Account	105,431
Transaction costs attributable to warrant liabilities	(715,720)
Change in fair value of warrant liabilities	(16,902,902)
Other expense, net	(17,513,191)

Net loss	$(17,900,526)

Weighted average shares outstanding of Class A common stock	18,333,191
Basic and diluted loss per share, Class A common stock	$(0.68)

Weighted average shares outstanding of Class B common stock	7,969,220
Basic and diluted net loss per share, Class B common stock	$(0.68)

The accompanying notes are an integral part of the financial statements.

TAILWIND ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM MAY 29, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020 (As Restated)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – May 29, 2020 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to initial stockholders	—	—	8,625,000	863	24,137	—	25,000

Cash proceeds received in excess of fair value of Private Placement Warrants	—	—	—	—	2,328,000	—	2,328,000

Accretion to common stock subject to redemption amount					(2,352,137)	(28,480,234)	(30,832,371)

Forfeiture of Founder Shares	—	—	(269,607)	(27)	—	27	—

Net loss	—	—	—	—	—	(17,900,526)	(17,900,526)

Balance – December 31, 2020	—	$—	8,355,393	$836	$—	$(46,380,733)	$(46,379,897)

The accompanying notes are an integral part of the financial statements.

TAILWIND ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MAY 29, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020 (As Restated)

Cash Flows from Operating Activities:
Net loss	$(17,900,526)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investments held in Trust Account	(105,431)
Transaction costs attributable to warrant liabilities	715,720
Change in fair value of warrant liabilities	16,902,902
Changes in operating assets and liabilities:
Prepaid expenses	(275,652)
Accrued expenses	208,129
Net cash used in operating activities	(454,858)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(334,215,700)
Net cash used in investing activities	(334,215,700)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds from sale of Units, net of underwriting discounts paid	327,531,386
Proceeds from sale of private placement warrants	9,700,000
Repayment of promissory note – related party	(52,250)
Payment of offering costs	(287,780)
Net cash provided by financing activities	336,916,356

Net Change in Cash	2,245,798
Cash – Beginning of period	—
Cash – End of period	$2,245,798

Non-Cash financing activities:
Deferred underwriting fee payable	$11,697,550
Offering costs paid through promissory note – related party	$52,250
Offering costs included in accrued offering costs	$126,000
Forfeiture of Founder Shares	$(27)

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

NOTE 2 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company concluded that it should restate its previously issued financial statements by amending Amendment No. 1 to its Annual Report on Form 10-K/A filed with the SEC on May 14, 2021, to classify all Class A common stock subject to possible redemption in temporary equity. ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A common stock in permanent equity, or total stockholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Also, in connection with the change in presentation for the Class A common stock subject to possible redemption, the Company also restated its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company. As a result, the Company restated its previously filed financial statements to present all redeemable Class A common stock as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. The Company’s previously filed financial statements that contained the error were initially reported in the Company’s Form 8-K filed with the SEC on September 9, 2020 (the “Post-IPO Balance Sheet”), the Company’s Form 10-Q for the quarterly period ended September 30, 2020, and the Company's Annual Report on 10-K for the annual period ended December 31, 2020, which were previously restated in the Company's Amendment No. 1 to its Form 10-K as filed with the SEC on May 14, 2021, as well as the Form 10-Qs for the quarterly periods ended March 31, 2021 and June 30, 2021 (the “Affected Periods”). These financial statements restate the Company’s previously issued audited and unaudited financial statements covering the periods through December 31, 2020. The quarterly periods ended March 31, 2021 and June 30, 2021 will be restated in the Company’s Form 10-Q/A for the quarterly period ended September 30, 2021.

TAILWIND ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Impact of the Restatement

The impacts of the restatement are presented below:

	As Reported
	As Previously
	Restated in
	10-K/A		As
	Amendment No. 1	Adjustments	Restated

Balance sheet as of September 9, 2020 (audited)
Class A common stock subject to possible redemption	$300,019,603	34,196,097	334,215,700
Class A common stock	342	(342)	—
Additional Paid-in Capital	5,715,521	(5,715,521)	—
Accumulated Deficit	(716,720)	(28,480,234)	(29,196,954)

Number of Class A common stock subject to redemption	30,001,960	3,419,610	33,421,570

Balance sheet as of September 30, 2020 (unaudited)
Class A common stock subject to possible redemption	299,918,253	34,297,447	334,215,700
Class A common stock	343	(343)	—
Additional Paid-in Capital	5,816,870	(5,816,870)	—
Accumulated Deficit	(818,071)	(28,480,234)	(29,298,305)

Number of Class A common stock subject to redemption	29,991,825	3,429,745	33,421,570

Balance sheet as of December 31, 2020 (audited)
Class A common stock subject to possible redemption	282,835,800	51,379,900	334,215,700
Class A common stock	514	(514)	—
Additional Paid-in Capital	22,899,179	(22,899,179)	—
Accumulated Deficit	(17,900,526)	(28,480,207)	(46,380,733)
Total Stockholders’ (Deficit) Equity	5,000,003	(51,379,900)	(46,379,897)

Number of Class A common stock subject to redemption	28,283,580	5,137,990	33,421,570

Statement of Operations for the three months ended September 30, 2020 (unaudited)
Weighted average shares outstanding of Class A common stock	33,421,570	(25,792,733)	7,628,837
Basic and diluted loss per share, Class A common stock	$0.00	$(0.05)	$(0.05)
Weighted average shares outstanding of Class B common stock	8,355,393	(660,140)	7,695,253
Basic and diluted net loss per share, Class B common stock	$(0.10)	$0.05	$(0.05)

Statement of Operations for the period from May 29, 2020 (inception) to September 30, 2020 (unaudited)
Weighted average shares outstanding of Class A common stock	33,421,570	(27,264,965)	6,156,605
Basic and diluted income per share, Class A common stock	$0.00	$(0.06)	$(0.06)
Weighted average shares outstanding of Class B common stock	8,355,393	(697,821)	7,657,572
Basic and diluted net loss per share, Class B common stock	$(0.10)	$0.04	$(0.06)

Statement of Operations for the period from May 29, 2020 (inception) to December 31, 2020 (audited)
Weighted average shares outstanding of Class A common stock	33,421,570	(15,088,379)	18,333,191
Basic and diluted loss per share, Class A common stock	$0.00	$(0.68)	$(0.68)
Weighted average shares outstanding of Class B common stock	7,969,220	—	7,969,220
Basic and diluted net loss per share, Class B common stock	$(2.25)	$1.57	$(0.68)

Statement of Cash Flows for the period from May 29, 2020 (inception) to September 30, 2020 (unaudited)
Initial classification of Class A common stock subject to possible redemption	300,019,603	(300,019,603)	—
Change in value of Class A common stock subject to possible redemption	(101,350)	101,350	—

Statement of Cash Flows for the period from May 29, 2020 (inception) to December 31, 2020 (audited)
Initial classification of Class A common stock subject to possible redemption	300,019,603	(300,019,603)	—
Change in value of Class A common stock subject to possible redemption	(17,183,803)	17,183,803	—

The accompanying statement of changes in stockholders’ deficit has been restated to reflect the restated equity accounts.

Going Concern

As of the filing of this report and in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until September 9, 2022 to consummate the proposed Business Combination. It is uncertain that the Company will be able to consummate the proposed Business Combination by this time or through twelve months from the issuance of this report. Additionally, the Company may not have sufficient liquidity to fund the working capital needs of the Company through one year from the issuance of these financial statements. If a business combination is not

TAILWIND ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 9, 2022. The Company intends to complete the proposed Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any business combination by September 9, 2022.

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

TAILWIND ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, the 33,421,570 shares of Class A common stock subject to possible redemption at December 31, 2020 are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which, resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

At December 31, 2020, the Common Stock reflected in the balance sheet are reconciled in the following table:

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

TAILWIND ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	For the Period from
	May 29,2020 (Inception)
	Through
	December 31, 2020
	Class A	Class B
Basic and diluted net income (loss) per common stock
Numerator:
Allocation of net loss, as adjusted	$(12,476,946)	$(5,423,580)
Denominator:
Basic and diluted weighted average shares outstanding	18,333,191	7,969,220
Basic and diluted net income (loss) per common stock	$(0.68)	$(0.68)

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

TAILWIND ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

NOTE 8. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020, there were no shares of preferred stock issued and outstanding.

Class A Common Stock — The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2020, there were 33,421,570 shares of Class A common stock issued and outstanding, which are included as temporary equity on the accompanying financial statements..

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

TAILWIND ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

TAILWIND ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

December 31,

TAILWIND ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

The gross holding gains and fair value of held-to-maturity securities at December 31, 2020 are as follows:

			Gross
		Amortized	Holding
	Held-To-Maturity	Cost	Loss	Fair Value
December 31, 2020	U.S. Treasury Securities (Mature on 05/04/2021) (1)	$334,319,993	$(1,804)	$334,318,189
(1)	Upon maturity, the proceeds in the trust account were invested in a money market fund.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

December 31,

TAILWIND ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

The following table presents the changes in the fair value of warrant liabilities:

	Private		Warrant
	Placement	Public	Liabilities
Fair value as of May 29, 2020 (inception)	$—	$—	$—
Initial measurement on September 9, 2020	7,372,000	12,700,197	20,072,197
Change in valuation inputs or other assumptions	6,208,000	10,694,902	16,902,902
Fair value as of December 31, 2020	$13,580,000	$23,395,099	$23,395,099

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

The Business Combination Agreement provides for, among other things, the following transactions: (i) QOMPLX will change its name to “QOMPLX Operations, Inc.”; (ii) the Company's certificate of incorporation and bylaws will be amended and restated; and (iii) Merger Sub will merge with and into QOMPLX, with QOMPLX as the surviving company in the merger, and after giving effect to such merger, continuing as the Company's wholly owned subsidiary. In addition, in connection with transactions contemplated by the Business Combination Agreement, the Company is expected to change its name to “QOMPLX, Inc.” and QOMPLX is expected to consummate each of the acquisitions of Sentar, Inc., an Alabama corporation, and substantially all assets of RPC Tyche LLP, a limited liability partnership incorporated under the laws of England and Wales (such acquisitions, together with the other transactions

TAILWIND ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

contemplated by the Business Combination Agreement, including the PIPE Financing and the Bridge Financing (each as defined below), the “QOMPLX Business Combination”).

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