Form 10-Q/A
period 2021-09-30
Tailwind Acquisition Corp.
filed 2022-01-31
CIK 1814215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

As of January 27, 2022, there were 33,421,570 shares of Class A common stock and 8,355,393 shares of Class B common stock, $0.0001 par value, issued and outstanding.

EXPLANATORY NOTE

Tailwind Acquisition Corp. (the “Company,” “Tailwind,” “we,” “us” or “our”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2021 (this “Amended Form 10-Q/A”) to amend and restate certain terms in its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 originally filed with the Securities and Exchange Commission (the “SEC”) on November 15, 2021 (the “Original Quarterly Report”).

Background of Restatement

The Company has re-evaluated the Company’s application of ASC 480 10 S99 3A to its accounting classification of the redeemable Class A common stock, par value $0.0001 per share (the “Public Shares”), issued as part of the units sold in the Company’s initial public offering (the “IPO”) on September 9, 2020. Historically, a portion of the Public Shares was classified as permanent equity to maintain stockholders’ equity greater than $5 million on the basis that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Company’s amended and restated certificate of incorporation (the “Charter”). Pursuant to such re-evaluation, the Company’s management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Charter. In addition, in connection with the change in presentation for the Public Shares, the Company determined it should restate its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.

On January 26, 2022, the Audit Committee of the Board of Directors of the Company (the “Audit Committee”) concluded, after discussion with the Company’s management, that the Company’s previously issued (i) unaudited interim financial statements as of and for the quarterly period ended March 31, 2021 included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on June 7, 2021; (ii) unaudited interim financial statements as of and for the three and six months ended June 30, 2021 included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 20, 2021 and (iii) certain of the unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, filed with the SEC on November 15, 2021 (collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, the Company is restating the Company’s financial statements for the Affected Periods in this Form 10-Q/A.

The restatement does not have an impact on the Company’s cash position and cash held in the trust account established in connection with the IPO (the “Trust Account”).

The financial information that has been previously filed or otherwise reported for the period ended September 30, 2021 is superseded by the information in this Amended Form 10-Q, and the financial statements and related financial information contained in the Original Quarterly Report, filed on November 15, 2021 should no longer be relied upon. On January 27, 2022, the Company filed a Current Report on Form 8-K disclosing the Audit Committee’s conclusion that the unaudited interim financial statements for the Affected Periods should no longer be relied upon.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 6 of Part II hereof.

Internal Control Considerations

In connection with the restatement, management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of September 30, 2021. The Company’s management has concluded that, in light of the errors described above, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective as a result thereof. Management plans to enhance the system of evaluating and implementing the accounting standards that apply to our financial statements, including enhanced training of our personnel and increased communication among our personnel and third-party professionals with whom we consult regarding application of complex financial instruments. For a discussion of management’s consideration of our disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part I, Item 4, “Controls and Procedures” of this Amended Form 10-Q.

Items Amended In This Amendment

For the convenience of the reader, this Amendment sets forth the Original Quarterly Report in its entirety, as amended to reflect the restatement. No attempt has been made in this Amendment to update other disclosures presented in the Original Quarterly Report except as required to reflect the effects of the restatement. The following items have been amended as a result of the restatement:

● Part I –Item 1. Condensed Financial Statements.

● Part I –Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

● Part I –Item 4. Controls and Procedures.

● Part II –Item 1A. Risk Factors.

● Part II –Item 6. Exhibits.

Except as described above, this Amendment does not amend, update or change any other items or disclosures contained in the Original Quarterly Report and accordingly, this Amendment does not reflect or purport to reflect any information or events occurring after the original filing date or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Quarterly Report and the Company’s other filings with the SEC. Capitalized terms used but not defined herein shall have the meanings ascribed to such terms in the Original Quarterly Report.

This Amendment does not reflect adjustments for events occurring after November 15, 2021, the date of the filing of the Original Quarterly Report except to the extent they are otherwise required to be included and discussed herein and did not substantively modify or update the disclosures herein other than as required to reflect the adjustments described above. This Amendment should be read in conjunction with the Company’s Current Reports on Form 8-K filed with the SEC since the date of filing of the Original Quarterly Report and all of the Company’s filings after the date hereof.

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

TAILWIND ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

(Unaudited)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2021	—	$—	8,355,393	$836	$—	$(46,380,733)	$(46,379,897)

Net income	—	—	—	—	—	7,282,560	7,282,560

Balance — March 31, 2021 (unaudited, as restated)	—	$—	8,355,393	$836	$—	$(39,098,173)	$(39,097,337)

Net loss	—	—	—	—	—	(10,205,519)	(10,205,519)

Balance — June 30, 2021 (unaudited, as restated)	—	$—	8,355,393	$836	$—	$(49,303,692)	$(49,302,856)

Net income	—	—	—	—	—	19,967,579	19,967,579

Balance — September 30, 2021 (unaudited)	—	$—	8,355,393	$836	$—	$(29,336,113)	$(29,335,277)

FOR THE PERIOD FROM MAY 29, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

(Unaudited)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance — May 29, 2020 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	—	—	8,625,000	863	24,137	—	25,000

Net loss	—	—	—	—	—	(1,000)	(1,000)

Balance — June 30, 2020 (unaudited)	—	$—	8,625,000	$863	$24,137	$(1,000)	$24,000

Sale of 9,700,000 Private Placement Warrants	—	—	—	—	2,328,000	—	2,328,000

Accretion to common stock subject to redemption value	—	—	—	—	(2,352,137)	(24,480,207)	(30,832,344)

Net loss	—	—	—	—	—	(817,071)	(817,071)

Balance — September 30, 2020 (unaudited)	—	$—	8,625,000	$863	$—	$(29,298,278)	$(29,297,415)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company concluded that it should restate its financial statements to classify all Class A common stock subject to possible redemption in temporary equity. ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A common stock in permanent equity, or total stockholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Also, in connection with the change in presentation for the Class A common stock subject to possible redemption, the Company also restated its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company. As a result, the Company restated its previously filed financial statements to present all redeemable Class A common stock as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. The Company’s previously filed financial statements for the quarterly periods ended March 31, 2021 and June 30, 2021 are restated in this Form 10-Q/A for the quarterly period ended September 30, 2021.

The accompanying statements of changes in stockholders' equity and cash flows no longer present the change in redeemable shares to align with the presentation of all Class A redeemable common stock as temporary equity.

There has been no change to the Company's total assets, liabilities or operating results.

The impact of the restatement on the Company’s financial statements is reflected in the following table:

	As Previously
	Reported	Adjustment	As Revised
Balance Sheet as of March 31, 2021 (unaudited)
Class A common stock subject to possible redemption	$334,215,700	$—	$334,215,700
Class A common stock	$—	$—	$—
Additional paid-in capital	$—	$—	$—
Accumulated deficit	$(39,098,173)	$—	$(39,098,173)
Total Stockholders’ Equity (Deficit)	$(39,097,337)	$—	$(39,097,337)
Class A Common Stock Subject to Redemption	$33,421,570	$—	$33,421,570

Balance Sheet as of June 30, 2021 (unaudited)
Class A common stock subject to possible redemption	$279,912,840	$54,302,860	$334,215,700
Class A common stock	$543	$(543)	$—
Additional paid-in capital	$25,822,110	$(25,822,110)	$—
Accumulated deficit	$(20,823,485)	$(28,408,207)	$(49,303,692)
Total Stockholders’ Equity (Deficit)	$5,000,004	$(54,302,860)	$(49,302,856)
Class A Common Stock Subject to Redemption	$27,991,284	$5,430,286	$33,421,570

Statement of Cash Flows for the period for the three months ended March 31, 2021 (unaudited)
Change in value of Class A common stock subject to possible redemption	$7,181,210	$(7,181,210)	$—

Statement of Cash Flows for the period for the six months ended June 30, 2021 (unaudited)
Change in value of Class A common stock subject to possible redemption	$(2,922,860)	$2,922,860	$—

Statement of Operation for the three months ended March 31, 2021 (audited)
Weighted average shares outstanding of Class A common stock	$33,421,570	$—	$33,421,570
Basic and diluted income (loss) per share, Class A common stock	$—	$0.17	$0.17
Weighted average shares outstanding of Class B common stock	$8,355,392	$—	$8,355,392
Basic and diluted net income (loss) per share, Class B common stock	$0.87	$(0.70)	$0.17

Statement of Operation for the three months ended June 30, 2021 (audited)
Weighted average shares outstanding of Class A common stock	$33,421,570	$—	$33,421,570
Basic and diluted income (loss) per share, Class A common stock	$—	$(0.24)	$(0.24)
Weighted average shares outstanding of Class B common stock	$8,355,392	$—	$8,355,392
Basic and diluted net income (loss) per share, Class B common stock	$(1.22)	$0.98	$(0.24)

Statement of Operation for the six months ended June 30, 2021 (audited)
Weighted average shares outstanding of Class A common stock	$33,421,570	$—	$33,421,570
Basic and diluted income (loss) per share, Class A common stock	$—	$(0.07)	$(0.07)
Weighted average shares outstanding of Class B common stock	$8,355,392	$—	$8,355,392
Basic and diluted net income (loss) per share, Class B common stock	$(0.35)	$0.28	$(0.07)

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A as filed with the SEC on January 27, 2022. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report to “we,” “us” or the “Company” refer to Tailwind Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Tailwind Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Amended Form 10-Q/A. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Amended Form 10-Q/A includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K/A filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our financial statements as of March 31, 2021 and June 30, 2021. Management identified misstatements made in its historical financial statements where, at the closing of our Initial Public Offering, we improperly valued our Class A common stock subject to possible redemption. We previously determined the Class A commons stock subject to possible redemption to be equal to the redemption value of $10.00 per Class A common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A common stock issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control. Therefore, management concluded that the redemption value should include all Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being equal to their redemption value, and that earnings per share should be calculated by allocating income and losses pro rata between the two classes of shares. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

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

Going Concern

We have until September 9, 2022 to consummate an initial business combination. It is uncertain that we will have sufficient liquidity to fund the working capital needs of the Company until the liquidation date. Additionally, it is uncertain that we will be able to consummate an initial business combination by this time. The Company may not have sufficient liquidity to fund the working capital needs of the Company until one year from the issuance of the financial statements included in this Amended Form 10-Q/A. If an initial business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. Management has determined that the mandatory liquidation, should an initial business combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after September 9, 2022.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Amended Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex financial instruments and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Amended Form 10-Q/A that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below :

Our Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex equity and equity-linked instruments issued by the Company and the presentation of earnings per share. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

The Company can offer no assurance that these changes will ultimately have the intended effects.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Amended Form 10-Q/A, there have been no material changes with respect to those risk factors previously disclosed in our Annual Report on Form 10-K/A for the year period ended December 31, 2020, filed with the SEC on January 28, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of the report, there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC.

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

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Amended Form 10-Q/A on Form 10-Q.

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

Date: January 28, 2022	TAILWIND ACQUISITION CORP.

	By:	/s/ Chris Hollod
	Name:	Chris Hollod
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Matt Eby
	Name:	Matt Eby
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)