Form 10-K
period 2021-12-31
Tailwind Acquisition Corp.
filed 2022-03-31
CIK 1814215

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

Tailwind Acquisition Corp.

(Exact name of registrant as specified in its charter)

Delaware	001-39489	85-1288435
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

1545 Courtney Ave. Los Angeles, CA	90046
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. Yes ☒ No ☐

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer	☒ Smaller reporting company
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ⌧ No ☐

The aggregate market value of the voting and non-voting shares held by non-affiliates of the registrant, as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $333.2 million. Solely for purposes of this disclosure, ordinary shares held by executive officers and directors of the Registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purposes.

As of March 31, 2022, 33,421,570 shares of Class A common stock, par value $0.0001, and 8,355,393 shares of Class B common stock, par value $0.0001, were issued and outstanding.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report, including, without limitation, statements under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to select an appropriate target business or businesses;
●	our ability to complete any initial business combination;
●	our expectations around the performance of the prospective target business or businesses;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	our pool of prospective target businesses;
●	our ability to consummate an initial business combination due to the uncertainty resulting from the COVID-19 pandemic;
●	the ability of our officers and directors to generate a number of potential acquisition opportunities;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;
●	the trust account not being subject to claims of third parties; or
●	our financial performance following the offering.

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

●	We have no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
●	Past performance by our management team or our Advisors is not indicative of future performance of an investment in us.
●	Our public stockholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.
●	Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of the business combination.
●	If we seek stockholder approval of our initial business combination, our initial stockholders have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.
●	The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.
●	The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.
●	The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would not be consummated and that you would have to wait for liquidation in order to redeem your stock.
●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the ongoing coronavirus (COVID-19) pandemic and the status of debt and equity markets.
●	We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.
●	If we seek stockholder approval of our initial business combination, our sponsor, directors, officers, advisors and their affiliates may elect to purchase shares from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A common stock.
●	If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.
●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.

●	The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
●	You are not entitled to protections normally afforded to investors of many other blank check companies.
●	If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 15% of our Class A common stock.
●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on our redemption of our public shares, or less than such amount in certain circumstances, and our warrants will expire worthless.
●	If the net proceeds of our initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for at least 24 months following our initital public offering, we may be unable to complete our initial business combination, in which case our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.
●	If the net proceeds of our initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our sponsor or management team to fund our search for a business combination, to pay our franchise and income taxes and to complete our initial business combination. If we are unable to obtain these loans, we may be unable to complete our initial business combination.
●	We may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.
●	If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share.
●	Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.
●	If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and we and our board may be exposed to claims of punitive damages.

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

Accordingly, on March 1, 2021, we entered into a business combination agreement (the “Business Combination Agreement”), with Compass Merger Sub, Inc., (“Merger Sub”), QOMPLX Inc. (“QOMPLX”) and Rationem, LLC, in its capacity as the representative of the stockholders of QOMPLX (“QOMPLX Stockholder Representative”). On August 17, 2021, we entered into a termination agreement with QOMPLX (the “Termination Agreement”), effective as of such date, pursuant to which we agreed to mutually terminate the Business Combination Agreement. The termination of the Business Combination Agreement became effective on August 17, 2021.

Our Management Team, Board of Directors and Advisory Board

Philip Krim, our Chairman, has served as Casper Sleep Inc.’s Chief Executive Officer and as a member of its board of directors since October 2013. Since founding the Company in 2013, Mr. Krim has led Casper through tremendous growth, growing revenue from $15 million in 2014 to $497 million in 2020 (approximately 79% CAGR), and successfully took the company public in February 2020. Prior to that, Mr. Krim was the Chief Executive Officer of Vocalize Mobile, a mobile search advertising platform for small businesses, from January 2010 until July 2013, and the Chief Executive Officer of The Merrick Group from January 2003 until December 2009.

In addition to Mr. Krim, our board of directors includes private equity and venture capital veterans Chris Hollod, our Chief Executive Officer (Founder and Managing Partner of Hollod Holdings), Matt Eby, our Chief Financial Officer (Co-Founder and former Managing Partner of Tengram Capital Partners), and Alan Sheriff (Co-Founder and former Chief Executive Officer of Solebury Capital). Additionally, our board of directors also benefits from the rich expertise of Wisdom Lu (Founding Partner of Stibel & Co. and Bryant Stibel), Boris Revsin (Managing Director and Head of Private Capital at Republic), and Will Quist (Partner at Slow Ventures).

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

Despite the significant growth of the sector, many companies remain private with no clear timetable to become public. We believe there exists a set of companies that with the right guidance and leadership could and should be public companies. This significant imbalance in the number of private companies and capital raised vs public companies is emblematic of a broken initial public offering market. With so much capital tied up in illiquid private markets, we believe there will be significant interest from founders and investors in these categories to engage with our team to achieve a public listing.

The ongoing coronavirus (“COVID-19”) pandemic has proven to be a catalyst for growth for our potential target universe, pulling forward digital consumer trends and adoption across several consumer categories. There are a number of businesses who have seen massive growth due in part to COVID-19 and they have needed and will continue to need capital to effectively address the increased demand for their products and services. We will likely represent an attractive option to many of these companies as an efficient and strategic way to raise capital and reach the public markets quickly.

Our management team, board of directors and Advisors have extensive experience building, advising and investing in companies operating in the same ecosystem as many of the companies in our target categories. We have leveraged and will continue to leverage our embedded relationships and network of peers in the space to quickly engage with founders in our target universe. Our unique set of experiences building omni-channel business models and operations will be viewed as a strategic asset to founders in our target categories. For example, in February 2020 our Chairman, Mr. Krim, successfully led the public debut of an omni-channel digital first brand, (Casper Sleep), putting him in a unique position to advise other founders in the category looking to reach the public markets.

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

●	Extensive Operating Experience With Rare Skillsets: Our management team, board of directors and Advisors have extensive experience serving in leadership positions for high-growth public and private companies. The team boasts significant operational experience driving growth through innovative marketing techniques with Mr. Krim introducing innovative quantitative marketing approaches at Casper Sleep, with key areas of expertise including: (i) identifying superior brands and products using (a) data science to optimize audiences, (b) optimization of media mix of advertising (often purchased programmatically through real-time auctions), and (c) driving the ‘lifetime value’ of customers (via behavioral signals to drive promotions and engagement); and (ii) capturing and architecting the right customer data elements, using predictive modeling to drive propensity models that understand a customer’s wants and needs, and putting in place optimal marketing technologies to deploy experiences in real time. This expertise will be highly valuable for identifying categories and companies with under-optimized marketing practices and rapidly scaling customer acquisition and lifetime value, as well as for potential targets to understand their own customers and acquiring them efficiently to unlock growth.
●	Significant Public Equity Capital Markets Experience: Our management team, board of directors and Advisors brings decades of “best-practice” know-how to ensure the target company’s success as a public company, providing guidance around (i) investor relations (ii) equity research (iii) introductions to long-only funds, among others. For example, Solebury Capital advised Casper Sleep on its IPO. Mr. Eby has significant experience navigating the public markets leading Starwood Property Trust’s (NYSE:STWD) $930 million IPO in 2009. Additionally, Mr. Krim successfully took Casper Sleep public in February 2020.

●	Attractive Industry Dynamics For SPAC Success: In the current environment, there is growing investor demand for companies with (i) a direct relationship with their customers, (ii) ability to efficiently market to and grow their customer base and (iii) high-growth and clear path to profitability. Our target verticals are ripe for consolidation with few large-cap companies and thousands of sub-scale companies.
●	Founder Friendly Platform For Growth: The team brings to bear operational expertise and capital to accelerate the targets organic growth initiatives such as (i) optimization of marketing strategies (ii) operational improvements and (iii) new product development, among others. Our management team, board of directors and Advisors have the experience and track record to successfully integrate add-on acquisitions, bringing PE Sponsor-like support, without running / controlling the business.
●	Transaction Expertise With Access To Proprietary Deal Flow: Having operated and invested in high-growth technology and direct-to-consumer companies across their corporate life cycles, our management team, board of directors and Advisors have developed deep relationships with key large multi-national organizations and leading private & public equity investors including leading venture and growth investors in Silicon Valley and across the globe. Our team has a strong track record of building proprietary deal flow and identifying and executing successful M&A transactions during tenures across A-Grade Investments, Tengram Capital Partners, Solebury Capital, Casper Sleep, and Credit Suisse. We believe our reputation and relevant experience makes Tailwind a preferred partner for potential targets. Mr. Eby, in particular, brings significant experience managing and executing complex transactions across a variety of deal structures.

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

We also believe that our management team’s, the board of directors’ and Advisors’ reputation, experience and track record of making investments in the technology industry make us a preferred partner for these potential targets. Given our profile and thematic approach, we anticipate that target business candidates may be brought to our attention from various unaffiliated sources, in particular founders of, and investors in, other private and public technology companies in our networks.

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

Acquisition Criteria

When candidate companies are being evaluated, we use the following, non-exclusive criteria for determining opportunities.

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

Status as a Public Company

We believe our structure makes us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their shares of stock in the target business for shares of our stock or for a combination of shares of our stock and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe certain target businesses will find this method a more certain and cost effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, road show and public reporting efforts that may not be present to the same extent in connection with a business combination with us.

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

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our Ordinary Shares held by non-affiliates exceeds $250 million as of the prior June 30 and/or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our Ordinary Shares held by non-affiliates exceeds $700 million as of the prior June 30.

Financial Position

As of December 31, 2021, we had marketable securities and cash of $334,441,194 held in the trust account, before payment of $11,697,550 in deferred underwriting fees. With the funds available, we offer a target business a variety of options such as creating a liquidity event for its owners, providing access to the expertise of our management team, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires.

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

Redemption Rights for Public Stockholders Upon Completion of Our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be approximately $10.00 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriter. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed (i) to waive their redemption rights with respect to any founder shares and public shares held by them in connection with the completion of our initial business combination and a stockholder vote to approve an amendment to our amended and restated certificate of incorporation (A) that would modify the substance or timing of our obligation to provide holders of shares of Class A common stock the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A common stock and (ii) to waive their rights to liquidating distributions from the trust account with respect to any founder shares they hold if we fail to consummate an initial business combination within 24 months from the closing of our initial public offering (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame).

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

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $479,694 held outside the trust account as of December 31, 2021, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay our franchise and income taxes on interest income earned on the trust account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

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

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriter of our initial public offering against certain liabilities, including liabilities under the Securities Act. As of December 31, 2022, we had access to up to $479,694 of cash held outside the trust account to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

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

Competition

In identifying, evaluating and selecting a target business for our business combination, we have encountered and may continue to encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses is limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Facilities

Our executive offices are located at 1545 Courtney Ave, Los Angeles, California 90046, and our telephone number is (646) 432-0610. Our executive offices are provided to us by an affiliate of our sponsor. We have agreed to pay (and have paid) an affiliate of our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. We consider our current office space adequate for our current operations.

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

Periodic Reporting and Financial Information

We have registered our units, Class A common stock and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports contain financial statements audited and reported on by our independent registered public accounting firm.

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

We are required to evaluate our internal controls over financial reporting procedures as of the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control over financial reporting procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls over financial reporting. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Risks Relating to our Search for, and Consummation of or Inability to Consummate, a Business Combination

We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a blank check company with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our business combination. If we fail to complete our business combination, we will never generate any operating revenues.

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

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) outbreak and the status of debt and equity markets.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of COVID-19 a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic”. The ongoing COVID-19 pandemic has resulted in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 continue to restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected. In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.

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

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require ore time, more effort and more resources to identify a suitable target and to consummate an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions including between the U.S. and China and between Russia and Ukraine, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

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

Although we expect to focus our search for a target business in the industrial sector, we may seek to complete a business combination with an operating company in any industry or sector. However, we are not, under our amended and restated certificate of incorporation, permitted to effectuate our business combination with another blank check company or similar company with nominal operations. To the extent we complete our business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of revenues or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our securities will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any securityholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their securities. Such stockholders are unlikely to have a remedy for such reduction in value.

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

●	If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:
●	restrictions on the nature of our investments; and
●	restrictions on the issuance of securities, each of which may make it difficult for us to complete our business combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company;
●	adoption of a specific form of corporate structure; and
●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

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

As of December 31, 2021, we had marketable securities and cash held in the Trust Account of $334,441,194, before payment of $11,697,550 in deferred underwriting fees. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our business combination.We may effectuate our business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single business, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls over financial reporting beginning with this Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control over financial reporting of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

As of December 31, 2021, we had $479, 694 available to us outside the trust account to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to obtain these loans, we may be unable to complete our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive approximately $10.00 per share on our redemption of our public shares, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares.

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

In addition, the officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-

combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

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

We identified a material weakness in our internal control over financial reporting related to the accounting for the warrants we issued in connection with our initial public offering in September 2020. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2021. This material weakness resulted in a material misstatement of our warrant liabilities, change in fair value of warrant liabilities, Class A common stock subject to possible redemption, additional paid-in capital, accumulated deficit and related financial disclosures for the fiscal year ended December 31, 2020 and for the quarterly period ended September 30, 2020. For a discussion of management's consideration of the material weakness identified related to the Company's accounting treatment of its public and private placement warrants, see "Note 2" to the accompanying financial statements, as well as Part II, Item 9A: Controls and Procedures included in this Report.

We have identified a material weakness in our internal control over financial reporting related to the Company’s application of ASC 480-10-S99-3A to its accounting classification of the public shares and related earnings per share calculations. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2021. Historically, a portion of the public shares was classified as permanent equity to maintain stockholders’ equity greater than $5 million on the basis that the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Charter. Pursuant to the Company’s re-evaluation of the Company’s application of ASC 480-10-S99-3A to its accounting classification of the public shares, the Company’s management has determined that the public shares include certain provisions that require classification of all of the public shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Charter. For a discussion of management’s consideration of the material weakness identified related to the Company’s application of ASC 480-10-S99-3A to its accounting classification of the public shares, see  Part II, Item 9A: Controls and Procedures included in this Report.

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

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

In connection with the Company’s assessment of going concern considerations accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, we have determined that if the Company is unable to complete a business combination by September 9, 2022, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements contained elsewhere in this Report do not include any adjustments that might result from our inability to continue as a going concern.

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

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates exceeds $250 million as of the end of the prior fiscal year’s second fiscal quarter, and (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the end of the prior fiscal year’s second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

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

Until we complete our initial business combination, only holders of our founder shares will have the right to vote on the election of directors. As a result, the NYSE may consider us to be a “controlled company” within the meaning of the NYSE corporate governance standards. Under the NYSE corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

●	we have a board that includes a majority of “independent directors,” as defined under the rules of the NYSE;
●	we have a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
●	we have a nominating and corporate governance committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.
●	We do not intend to utilize these exemptions and intend to comply with the corporate governance requirements of the NYSE, subject to applicable phase-in rules. However, if we determine in the future to utilize some or all of these exemptions, you will not have the same protections afforded to stockholders of companies that are subject to all of the NYSE corporate governance requirements.

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 2.PROPERTIES

Our executive offices are located at 1545 Courtney Ave, Los Angeles, California 90046, and our telephone number is (646) 432-0610. Our executive offices are provided to us by an affiliate of our sponsor. Since September 3, 2020, we have paid an affiliate of our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. We consider our current office space adequate for our current operations.

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

(b)           Holders

As of December 31, 2021, there was one holder of record for our units, one holder of record for our shares of Class A common stock, one holder of our shares of Class B common stock and two holders of our warrants.

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

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Report.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from May 29, 2020 (inception) through December 31, 2021 were organizational activities, those necessary to prepare for our initial public offering, described below, and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2021, we had a net income of $17,789,488, which consists of the interest earned on marketable securities held in trust account of $120,063 and a change in fair value of warrant liabilities of $23,241,491, offset by operational costs of $5,572,066.

For the period from May 29, 2020 (inception) through December 31, 2020, we had a net loss of $17,900,526, which consists of interest earned on marketable securities held in trust account of $105,431 offset by formation and operational costs of $387,335, change in fair value of warrant liabilities of $16,902,902 and transaction costs associated with our initial public offering of $715,720.

Liquidity and Capital Resources

On September 9, 2020, we consummated our initial public offering of 33,421,570 units at a price of $10.00 per unit, which includes the partial exercise by the underwriter of its over-allotment option in the amount of 3,421,570 units, generating gross proceeds of $334,215,700. Simultaneously with the closing of our initial public offering, we consummated the sale of 9,700,000 private placement warrants at a price of $1.00 per private placement warrant in a private placement to the Sponsor, generating gross proceeds of $9,700,000.

Following our initial public offering, the partial exercise of the over-allotment option by the underwriter’s and the sale of the private placement warrants, a total of $334,215,700 was placed in the trust account. We incurred $18,847,894 in transaction costs, including $6,684,314 of underwriting fees, net of reimbursement, $11,697,550 of deferred underwriting fees and $466,030 of other offering costs.

For the year ended December 31, 2021, cash used in operating activities was $1,749,104. Net income of $17,789,488 was affected by a change in fair value of warrant liabilities of $23,241,491 and interest earned on marketable securities held in the trust account of $120,063. Changes in operating assets and liabilities provided $3,822,962 of cash from operating activities.

For the period from May 29, 2020 (inception) through December 31, 2020, cash used in operating activities was $454,858. Net loss of $17,900,526 was affected by the transaction costs associated with our initial public offering of $715,720, change in fair value of warrant liabilities of $16,902,902 and interest earned on marketable securities held in trust account of $105,431. Changes in operating assets and liabilities used $67,523 of cash from operating activities.

As of December 31, 2021, we had marketable securities and cash held in the trust account of $334,441,194. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account to complete our business combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the trust accountt will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2021, we had $479,694 of cash held outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Going Concern and Liquidity

We have until September 9, 2022 to consummate an initial business combination. It is uncertain that we will have sufficient liquidity to fund the working capital needs of the Company until the liquidation date. Additionally, it is uncertain that we will be able to consummate an initial business combination by this time. The Company may not have sufficient liquidity to fund the working capital needs of the Company until one year from the issuance of the financial statements included in this Report. If an initial business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. Management has determined that the mandatory liquidation, should an initial business combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after September 9, 2022.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and income and expenses during the period reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Warrant Liabilities

We account for the Warrants in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our consolidated statements of operations.

Class A Common Stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, the common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of our consolidated balance sheets.

Net Income ( Loss) Per Common Share

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

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We adopted ASU 2020-06 effective January 1, 2021. The adoption of ASU 2020-06 did not have an impact on our consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our consolidated financial statements.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management has identified a material weakness in internal controls related to the accounting for complex financial instruments. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,
(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and
(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2021. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2021 because of material weaknesses in our internal control over financial reporting. Specifically, the company’s management has concluded that our control around the interpretation and accounting for certain complex financial instruments was not effectively designed or maintained. This material weakness resulted in the misstatement of the Company’s audited balance sheet as of September 9, 2020 and its interim financial statements and Notes as reported in its SEC filings for the quarters ended March 31, 2021, June 30, 2021 and September 30, 2021.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

This Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as described below.

The Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other postclosing procedures including consulting with subject matter experts related to the accounting for certain complex financial instruments. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections.

Note Applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Officers and Directors

Our officers and directors are as follows:

Name	Age	Position
Philip Krim	38	Chairman
Chris Hollod	38	Chief Executive Officer and Director
Matt Eby	49	Chief Financial Officer and Director
Alan Sheriff	62	Director
Wisdom Lu	55	Director
Boris Revsin	36	Director
Will Quist	40	Director

Philip Krim, our Chairman, was appointed to our board of directors in connection with our initial public offering. Mr. Krim has served as Casper Sleep Inc.’s Chief Executive Officer and as a member of its board of directors since October 2013. Since founding the Company in 2013, Mr. Krim has led Casper through tremendous growth, growing revenue from $15 million in 2014 to $497 million in 2020 (approximately 79% CAGR), and successfully took the company public in February 2020. Mr. Krim brought an innovative data-driven approach to marketing at Casper which enabled exponential growth and a competitive advantage. He is responsible for leading Casper’s expansion into adjacent sleep related product areas and increasing the retail store footprint to over 50+ stores across the US. Prior to that, Mr. Krim was the Chief Executive Officer of Vocalize Mobile, a mobile search advertising platform for small businesses, from January 2010 until July 2013, and the Chief Executive Officer of The Merrick Group from January 2003 until December 2009. Since 2016, Mr. Krim has also served on the Emerging Leadership Council of the 92nd Street Y. He also serves as a director of the Travis Manion Foundation and as a member of the Leadership Council of the Robin Hood Foundation since 2019. Mr. Krim received a B.B.A. in Marketing from Red McCombs School of Business at the University of Texas at Austin. We believe Mr. Krim’s operational and executive experience make him well-qualified to serve as a member of our board of directors.

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

Wisdom Lu was appointed to our board of directors in connection with our initial public offering. Ms. Lu is a Founding Partner of Stibel & Co. and Bryant Stibel, specializing in growth equity investments across technology, media, data, sports and wellness. Ms. Lu currently serves as director of Tailwind International Acquisition Corp. (NYSE: TWNI), a special purpose acquisition company which raised $345 million in aggregate capital in its initial public offering in February 2021 and Fifth Wall Acquisition Corp. I (NASDAQ: FWAA). Ms. Lu has previously served as the Chief Financial Officer at Dun & Bradstreet Credibility Corp. from 2014 to 2017 and as its Senior Vice President, Data Works from 2012 to 2014. At Dun & Bradstreet, she served as Chief Financial Officer of Dun & Bradstreet Emerging Businesses from 2015 to 2017. From 2008 to 2012, Ms. Lu served as the Chief Financial Officer at Liberman Broadcasting and oversaw Finance, Information Technology, Human Resources, as well as Legal and Investor Relations. From 1996 to 2008, Ms. Lu served as Chief Investment Officer and Treasurer at Health Net, Inc. where she oversaw a $3 billion investment portfolio. Before Health Net, Inc., Ms. Lu served as Treasury Officer, Fixed Income Sales & Trading with National Westminster Bank. Ms. Lu graduated from Rensselaer Polytechnic Institute with a B.S. in Engineering and a minor in Economics. She also received an MBA from New York University. Ms. Lu is a Chartered Financial Analyst (CFA) and holds a Professional Engineering license in the state of New York. We believe Ms. Lu’s operational and executive experience make her well-qualified to serve as a member of our board of directors.

Boris Revsin was appointed to our board of directors in September 2021. Mr. Revsin is currently serving as the Managing Director and Head of Private Capital at Republic. The Private Capital team at Republic manages over $300M in net assets, primarily focusing on frontier and financial technology. At Republic, Mr. Revsin is responsible for sourcing, managing the analyst team that underwrites investments, and serving as an advisor or board member to portfolio companies. At Republic, Mr. Revsin led investments into Robinhood, EquipmentShare, Long Term Stock Exchange, Relativity Space and many others. In the past, Mr. Revsin was the co-founder of VentureApp, now known as HqO, a leading property technology company backed with over $40M in venture capital. Prior to VentureApp, Mr. Revsin served as the co-founder of Breaktime Media, an advertising technology company, which he sold to Connelly Partners in 2015. Breaktime Media raised over $15million in venture capital from leading firms like Highland Capital and Charles River Ventures. Prior to Breaktime Media, Mr. Revsin worked as the lead engineer and project manager for eNilsson, the development and design agency attached to the 2008 Mitt Romney For President campaign. Mr. Revsin studied computer science at University of Massachusetts, Amherst. We believe Mr. Revsin’s operational and executive experience make him well-qualified to serve as a member of our board of directors.

Will Quist was appointed to our board of directors in connection with our initial public offering. Mr. Quist has served as a Partner at Slow Ventures since November 2015. Prior to joining Slow Ventures, he was a Managing Director at Industry Ventures from September 2007 to October 2015 and worked as an Analyst at Banc of America Securities LLC from August 2005 to July 2007. Mr. Quist received a B.A. in Political Sciences from the University of California, Berkeley. We believe Mr. Quist's operational and executive experience make him well-qualified to serve as a member of our board of directors.

Number and Terms of Office of Officers and Directors

Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. The term of office of the first class of directors, consisting of Wisdom Lu, Will Quist and Boris Revsin, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Alan Sheriff and Chris Hollod, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Philip Krim and Matt Eby, will expire at the third annual meeting of stockholders. We may not hold an annual meeting of stockholders until after we consummate our initial business combination.

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

Director Independence

The NYSE listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person that, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the company). Our board of directors determined that Alan Sheriff, Wisdom Lu, Will Quist and Boris Revsin are “independent directors” as defined in the NYSE listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

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

Audit Committee

Wisdom Lu, Will Quist and Boris Revsin serve as members of our audit committee, and Wisdom Lu serves as chairman of the audit committee. Our board of directors has determined that each of Wisdom Lu, Will Quist and Boris Revsin are independent.

Each member of the audit committee is financially literate and our board of directors has determined that Wisdom Lu qualifies as an “audit committee financial expert” as defined in applicable SEC rules, and will chair the audit committee.

The audit committee is responsible for:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm and any other independent registered public accounting firm engaged by us;
●	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;
●	reviewing and discussing with the independent registered public accounting firm all relationships they have with us in order to evaluate their continued independence;
●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm;
●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;
●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the independent registered public accounting firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues; and
●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Nominating Committee

The members of our nominating committee are Alan Sheriff, Wisdom Lu and Will Quist, and Alan Sheriff serves as chairman of the nominating committee. Under the NYSE listing standards, we are required to have a nominating committee composed entirely of independent directors. Our board of directors has determined that each of Alan Sheriff, Wisdom Lu and Will Quist are independent. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, stockholders, investment bankers and others.

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

Compensation Committee

The members of our compensation committee are Wisdom Lu, Will Quist and Boris Revsin, and Boris Revsin serves as chairman of the compensation committee. Under the NYSE listing standards, we are required to have a nominating committee composed entirely of independent directors. Our board of directors has determined that each of Wisdom Lu, Will Quist and Boris Revsin are independent.

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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
Philip Krim	Casper Sleep Inc.	E-Commerce of Mattress	Chief Executive Officer and Director
Alan Sheriff	PNC Financial Services Group	Banking	Vice Chairman
	Tailwind International Acquisition Corp.	Special Purpose Acquisition Company	Director
Matt Eby	Tengram Capital Partners	Private Equity Firm	Co-Founder and Managing Partner
	Tailwind International Acquisition Corp.	Special Purpose Acquisition Company	Director
	El Cap Holdings	Fitness Company	Chairman
	Lime Crime	Beauty Products	Chairman
	Algenist	Beauty Products	Director
	Revive	Beauty Products	Director
	Cos Bar	Luxury Specialty Retail	Director
	Seawall Capital	Private Equity Firm	Founder and Managing Partner
	Kent Water Sports	Sporting Goods Company	Chairman
Chris Hollod	Hollod Holdings	Private Equity and Advisory	Founder and Managing Partner
Wisdom Lu	Stibel & Co and Bryant Stibel	Private Equity	Founding Partner
	Fifth Wall Acquisition Corp. I	Special Purpose Acquisition Company	Director
Boris Revsin	Republic Capital	Private Equity and Advisory	Managing Director
Will Quist	Slow Ventures Galleon Technologies, Inc.	Venture Capital Cloud-based supply chain management platform	Partner Director

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

ITEM 11.EXECUTIVE COMPENSATION

The following disclosure concerns the compensation of our executive officers and directors for the fiscal year ended December 31, 2021 (i.e., pre-business combination).

None of our officers or directors received any cash compensation for services rendered to us. Since September 3, 2020, we have paid an affiliate of our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. No compensation of any kind, including finder’s and consulting fees, will be paid to our sponsor, officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of our initial business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee has and will continue to review on a quarterly basis all payments that were made by us to our sponsor, officers or directors, or our or their affiliates.

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

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of March 29, 2022, based on information obtained from the persons named below, with respect to the beneficial ownership of our shares of common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
●	each of our executive officers and directors that beneficially owns our shares of common stock; and
●	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants.

	Class B common stock		Class A common stock
	Number of		Number of
	Shares	Approximate	Shares	Approximate
	Beneficially	Percentage of	Beneficially	Percentage of
Name of Beneficial Owners(1)	Owned(2)	Class	Owned(2)	Class
Tailwind Sponsor LLC(3) (our sponsor)	8,355,393	100.0%	—	—
Philip Krim(3)	8,355,393	100.0%	—	—
Chris Hollod	—	—	—	—
Matt Eby	—	—	—	—
Alan Sheriff	—	—	—	—
Wisdom Lu	—	—	—	—
Boris Revsin	—	—	—	—
Will Quist	—	—	—	—
All officers and directors as a group (seven individuals)	8,355,393	100%	—	—
Polar Asset Management Partners Inc.(4)	—	—	2,324,396	6.95%
Magnetar Financial LLC(5)	—	—	1,937,916	5.8%
683 Capital Management, LLC(6)	—	—	3,000,000	9.0%
*	Less than one percent.
(1)Unless otherwise noted, the business address of each of the following entities or individuals is c/o Tailwind Acquisition Corp., 1545 Courtney Ave, Los Angeles, California 90046.
(2)Interests shown consist solely of founder shares, classified as shares of Class B common stock. Such shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment.

(3)Philip Krim has voting and dispositive power over the securities held by Tailwind Sponsor LLC and therefore may be deemed to be a beneficial owner thereof.
(4)Pursuant to the Schedule 13G/A filed by Polar Asset Management Partners Inc. on February 11, 2022, Polar Asset Management Partners Inc. serves as the investment advisor to Polar Multi-Strategy Master Fund (“PMSMF”) with respect to shares of Class A Common Stock directly held by PMSMF. The address of the business office of the reporting person is 401 Bay Street, Suite 1900, PO Box 19, Toronto, Ontario M5H 2Y4, Canada.
(5)Pursuant to the Schedule 13G/A filed by Magnetar Financial LLC on January 28, 2022, each of Magnetar Financial, Magnetar Capital Partners, Supernova Management and Mr. Litowitz held 1,937,916 Shares. The amount consists of (A) 192,446 Shares held for the account of Constellation Fund II; (B) 669,952 Shares held for the account of Constellation Master Fund; (C) 93,362 Shares held for the account of Systematic Master Fund; (D) 28,992 Shares held for the account of Master Fund; (E) 237,839 Shares held for the account of Xing He Master Fund; (F) 87,144 Shares held for the account of Purpose Fund; (G) 179,742 Shares held for the account of SC Fund; (H) 265,074 Shares held for the account of Structured Credit Fund; (I) 139,794 Shares held for the account of Lake Credit Fund; and (J) 43,571 Shares held of the account of Purpose Fund. Magnetar Financial serves as the investment adviser to the Magnetar Funds, and as such, Magnetar Financial exercises voting and investment power over the Shares held for the Magnetar Funds’ accounts. Magnetar Capital Partners serves as the sole member and parent holding company of Magnetar Financial. Supernova Management is the general partner of Magnetar Capital Partners. The manager of Supernova Management is Alec Litowitz.... The address of the principal business office of each of Magnetar Financial LLC, Magnetar Capital Partners LP, Supernova Management LLC, and Mr. Litowitz is 1603 Orrington Avenue, 13th Floor, Evanston, Illinois 60201.
(6) Pursuant to the Schedule 13G/A filed by 683 Capital Management, LLC on February 14, 2022, 683 Capital Partners, LP beneficially owns 2,184,989 shares of Class A Common Stock. 683 Capital Management, LLC is the investment manager of 683 Capital Partners, LP and Ari Zweiman is the Managing Member of 683 Capital Management, LLC. Accordingly, each of 683 Capital Management, LLC and Ari Zweiman may be deemed to beneficially own such shares. The reporting persons disclaim beneficial ownership of such shares except to the extent of their pecuniary interest therein. The principal business address for each of the reporting persons is 3 Columbus Circle, Suite 2205, New York, NY 10019.

Our sponsor, officers and directors are deemed to be our “promoter” as such term is defined under the federal securities laws.

Changes in Control

None.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Administrative Support Agreement

Since September 3, 2020, we have paid an affiliate of the sponsor a total of $10,000 per month for office space, utilities and secretarial, and administrative support services. Upon completion of a business combination or our liquidation, we will cease paying these monthly fees. For fiscal 2021, we incurred $120,000 in fees for these services, of which such amount is included in accrued expenses in the accompanying balance sheet.

Related Party Loans

In order to finance transaction costs in connection with a business combination, the sponsor, an affiliate of the sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required (“working capital loans”). If we complete a business combination, we would repay the working capital loans out of the proceeds of the trust account released to us. Otherwise, the working capital loans would be repaid only out of funds held outside the trust account. In the event that a business combination does not close, we may use a portion of proceeds held outside the trust account to repay the working capital loans but no proceeds held in the trust account would be used to repay the working capital loans. The working capital loans would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such working capital loans may be convertible into warrants, at a price of $1.00 per warrant, of the post business combination entity. The warrants would be identical to the private placement warrants. As of December 31, 2021, no working capital loans were outstanding.

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

Director Independence

NYSE listing standards require that a majority of our board of directors be independent. Our board of directors has determined that Alan Sheriff, Wisdom Lu, Will Quist and Boris Revsin are “independent directors” as defined in the NYSE listing standards. Our independent directors have regularly scheduled meetings at which only independent directors are present.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of WithumSmith+Brown, PC, or Withum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.

Audit Fees. For the year ended December 31, 2021 and for the period from May 29, 2020 (inception) through December 31, 2020, fees for our independent registered public accounting firm were approximately $114,980 and $80,995, respectively, for the services Withum performed in connection with our Initial Public Offering, review of the financial information included in our Forms 10-Q and the audit of our December 31, 2021 and 2020 financial statements included in this Report on Form 10-K.

Audit-Related Fees. For the year ended December 31, 2021 and for the period from May 29, 2020 (inception) through December 31, 2020, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. For the year ended December 31, 2021 and for the period from May 29, 2020 (inception) through December 31, 2020, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. For the year ended December 31, 2021 and for the period from May 29, 2020 (inception) through December 31, 2020, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

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

2.1†

Business Combination Agreement, dated as of March 1, 2021, by and among Tailwind Acquisition Corp, Compass Merger Sub, Inc., QOMPLX, Inc. and Rationem, LLC (incorporated by reference to Exhibit 2.1 to Tailwind Acquisition Corp.’s Current Report on Form 8-K, filed with the SEC on March 2, 2021)

3.1

Amended and Restated Certificate of Incorporation of Tailwind Acquisition Corp. (incorporated by reference to Exhibit 3.1 to Tailwind Acquisition Corp.’s Current Report on Form 8-K, filed with the SEC on September 9, 2020).

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

4.5	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.5 to Tailwind Acquisition Corp.’s Annual Report on Form 10-K, filed with the SEC on March 31, 2021).

Exhibit No.	Description

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

10.6

Termination Agreement, dated as of August 17, 2021, by and between the Company and QOMPLX (incorporated by reference to Exhibit 10.1 to Tailwind Acquisition Corp.'s Current Report on Form 8-K, filed with the SEC on August 19, 2021).

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1**	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

32.2**	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

104*	104 Cover Page Interactive Data File (embedded within the Inline XBRL document).
*	Filed herewith

**	Furnished herewith

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

March 31, 2022

TAILWIND ACQUISITION CORP.

/s/ Chris Hollod
Name:	Chris Hollod
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Philip Krim	Chairman of the Board of Directors	March 31, 2022
Philip Krim

/s/ Chris Hollod	Chief Executive Officer and Director	March 31, 2022
Chris Hollod	(Principal Executive Officer)

/s/ Matt Eby	Chief Financial Officer and Director	March 31, 2022
Matt Eby	(Principal Financial and Accounting Officer)

/s/ Alan Sheriff	Director	March 31, 2022
Alan Sheriff

/s/ Wisdom Lu	Director	March 31, 2022
Wisdom Lu

/s/ Boris Revsin	Director	March 31, 2022
Boris Revsin

/s/ Will Quist	Director	March 31, 2022
Will Quist

TAILWIND ACQUISITION CORP.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Tailwind Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Tailwind Acquisition Corp. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2021 and the period from May 29, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and the period from May 29, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by September 9, 2022, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2020.

New York, New York

March 31, 2022

PCAOB ID Number 100

TAILWIND ACQUISITION CORP.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020
ASSETS
Current Assets
Cash	$479,694	$2,245,798
Prepaid expenses	111,667	275,652
Total Current Assets	591,361	2,521,450

Cash and marketable securities held in Trust Account	334,441,194	334,321,131
TOTAL ASSETS	$335,032,555	$336,842,581

LIABILITIES, CLASS A STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$3,867,106	$208,129
Accrued offering costs	109,000	126,000
Total Current Liabilities	3,976,106	334,129

Warrant liabilities	13,733,608	36,975,099
Deferred underwriting fee payable	11,697,550	11,697,550
Total Liabilities	29,407,264	49,006,778

Commitments and Contingencies

Class A common stock subject to possible redemption; 500,000,000 shares authorized, 33,421,570 shares issued and outstanding at $10.00 per share as of December 31, 2021 and 2020	334,215,700	334,215,700

Stockholders’ Deficit
Preferred Stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; and 8,355,393 shares issued and outstanding as of December 31, 2021 and 2020	836	836
Accumulated deficit	(28,591,245)	(46,380,733)
Total Stockholders’ Deficit	(28,590,409)	(46,379,897)
TOTAL LIABILITIES, CLASS A STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$335,032,555	$336,842,581

The accompanying notes are an integral part of the consolidated financial statements.

TAILWIND ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

		For the Period
		from May 29,
		2020
		(inception)
	Year Ended	through
	December 31,	December 31,
	2021	2020
Formation and operational costs	$5,572,066	$387,335
Loss from operations	(5,572,066)	(387,355)

Other income (expense):
Interest earned on marketable securities held in Trust Account	120,063	105,431
Transaction costs associated with the Initial Public Offering	—	(715,720)
Change in fair value of warrant liabilities	23,241,491	(16,902,902)
Total other income (expense), net	23,361,554	(17,513,191)

Net income (loss)	$17,789,488	$(17,900,526)

Weighted average shares outstanding, Class A common stock	33,421,570	18,333,191
Basic and diluted income (loss) per share, Class A common stock	$0.43	$(0.68)

Weighted average shares outstanding, Class B common stock	8,355,393	7,969,220
Basic and diluted net income (loss) per share, Class B common stock	$0.43	$(0.68)

The accompanying notes are an integral part of the consolidated financial statements.

TAILWIND ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM MAY 29, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020 AND FOR THE YEAR ENDED DECEMBER 31,2021

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – May 29, 2020 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	—	—	8,625,000	863	24,137	—	25,000

Cash proceeds received in excess of fair value of Private Placement Warrants	—	—	—	—	2,328,000	—	2,328,000

Accretion to Common Stock subject to redemption value	—	—	—	—	(2,352,137)	(28,480,234)	(30,832,371)

Forfeiture of Founder Shares	—	—	(269,607)	(27)	—	27	—

Net loss	—	—	—	—	—	(17,900,526)	(17,900,526)

Balance – December 31, 2020	—	—	8,355,393	836	—	(46,380,733)	(46,379,897)

Net income	—	—	—	—	—	17,789,488	17,789,488

Balance – December 31, 2021	—	$—	8,355,393	$836	$—	$(28,591,245)	$(28,590,409)

The accompanying notes are an integral part of the consolidated financial statements.

TAILWIND ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

		For the Period
		from May 29,
		2020 (inception)
	Year Ended	through
	December 31,	December 31,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$17,789,488	$(17,900,526)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liabilities	(23,241,491)	16,902,902
Transaction costs associated with the Initial Public Offering	—	715,720
Interest earned on marketable securities held in Trust Account	(120,063)	(105,431)
Changes in operating assets and liabilities:
Prepaid expenses	163,985	(275,652)
Accounts payable and accrued expenses	3,658,977	208,129
Net cash used in operating activities	(1,749,104)	(454,858)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(334,215,700)
Net cash used in investing activities	—	(334,215,700)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	—	327,531,386
Proceeds from sale of Private Placement Warrants	—	9,700,000
Repayment of promissory note – related party	—	(52,250)
Payment of offering costs	(17,000)	(287,780)
Net cash (used in) provided by financing activities	(17,000)	336,916,356

Net Change in Cash	(1,776,104)	2,245,798
Cash – Beginning	2,245,798	—
Cash – Ending	$479,694	$2,245,798

Non-cash investing and financing activities:
Accretion to Class A common stock subject to redemption value	$—	$30,832,371
Offering costs included in accrued offering costs	$—	$126,000
Offering costs paid through promissory note	$—	$52,250
Deferred underwriting fee payable	$—	$11,697,550

The accompanying notes are an integral part of the consolidated financial statements.

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

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from May 29, 2020 (inception) through December 31, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on the marketable securities held in the Trust Account (as defined below).

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

Transaction costs amounted to $18,847,894, consisting of $6,684,314 in cash underwriting fees, net of reimbursement, $11,697,550 of deferred underwriting fees and $466,030 of other offering costs.

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

The Company will only proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 either prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by applicable law or stock exchange rules and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange rules, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 4), and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or do not vote at all.

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

Going Concern and Liquidity

As of December 31, 2021, the Company has $479,694 in its operating bank accounts and a working capital deficit of $3,279,558.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

The Company will need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a Business Combination. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management determined that the liquidity condition and date for mandatory liquidation and dissolution raise substantial doubt about the Company’s ability to continue as a going concern through September 9, 2022, the scheduled liquidation date of the Company if it does not complete a Business Combination prior to such date. Management may raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties to meet the Company’s working capital needs and to complete the proposed Business Combination before the mandatory liquidation date. The Company may not be able to obtain additional financing. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. The Company intends to complete a Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any Business Combination by September 9, 2022. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021 and 2020.

Marketable Securities Held in Trust Account

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying consolidated balance sheets and adjusted for the amortization or accretion of premiums or discounts.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, the 33,421,570 shares of Class A common stock subject to possible redemption at December 31, 2021 and 2020, are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s consolidated balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

At December 31, 2021 and 2020, the Class A Common Stock reflected in the consolidated balance sheets are reconciled in the following table:

Gross proceeds	$334,215,700
Less:
Proceeds allocated to Public Warrants	(12,700,197)
Class A Common stocks issuance costs	(18,132,174)
Plus:
Accretion of carrying value to redemption value	30,832,371
Class A Common stocks subject to possible redemption	$334,215,700

Offering Costs

Offering costs consist of legal, accounting and other expenses that are directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs amounted to $18,847,894, of which $18,132,174 were associated with the Class A common stock issue in the amount of $18,132,174 are included in Accretion for Class A common stock subject to redemption amount and $715,720 was expensed to the consolidated statements of operations (see Note 1).

Warrant Liabilities

The Company accounts for the Warrants in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statements of operations. The Private Warrants and the Public Warrants for periods where no observable traded price was available are valued using a binomial lattice model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value for both the Public Warrants and Private Warrants as of each reporting date.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of December 31, 2021 and December 31, 2020, the Company had a deferred tax asset of approximately $1,204,000 and $59,000, respectively, which had a full valuation allowance recorded against it.

The Company’s current taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the years ended December 31, 2021 and 2020, the Company did not record a provision for income taxes. The Company’s effective tax rate for the years ended December 31, 2021 and 2020 was 0%, which differs from the expected income tax rate mainly due to the start-up costs (discussed above), which are not currently deductible, and permanent differences attributable to the change in the fair value of warrant liabilities.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering and (ii) private placement, since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 26,410,785 Class A common stock in the aggregate. As of December 31, 2021 and 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common stock is the same as basic net income (loss) per common stock for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

			For the Period from May
			29,2020 (inception)
			through
	Year Ended December 31,		December 31,

	2021		2020
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common stock
Numerator:
Allocation of net income (loss)	$14,231,590	$3,557,898	$(12,476,946)	$(5,423,580)
Denominator:
Basic and diluted weighted average shares outstanding	33,421,570	8,355,393	18,333,191	7,969,220
Basic and diluted net income (loss) per common stock	$0.43	$0.43	$(0.68)	$(0.68)

For the year ended December 31, 2021 and for the period from May 29, 2020 (inception) through December 31, 2020, basic and diluted shares are the same as there are no securities that are dilutive to the stockholders.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying consolidated balance sheets, primarily due to their short-term nature other than warrant liabilities.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 effective January 1, 2021. The adoption of ASU 2020-06 did not have an impact on the Company’s consolidated financial statements.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 33,421,570 Units, which includes a partial exercise by the underwriter of its over-allotment option in the amount of 3,421,570 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 8).

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 9,700,000 Private Placement Warrants, at a price of $1.00 per private placement warrant, or $9,700,000 in the aggregate. Each private placement warrant is exercisable to purchase one share of common stock at an exercise price of $11.50 per share, subject to adjustment (see Note 8). A portion of the proceeds from the private placement warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the private placement warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the private placement warrants will expire worthless.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

In June 2020, the Sponsor purchased 8,625,000 shares of the Company’s Class B common stock (the “Founder Shares”) for an aggregate purchase price of $25,000. The Founder Shares included an aggregate of up to 1,125,000 shares subject to forfeiture by the Sponsor to the extent the underwriter’s over-allotment is not exercised in full. There was an aggregate of up to 269,607 shares that were subject to forfeiture by the Sponsor following the underwriter’s election to partially exercise its over-allotment option so that the number of Founder Shares would collectively represent approximately 20% of the Company’s issued and outstanding shares after the Initial Public

Offering. The underwriter’s over-allotment option expired unexercised on October 24, 2020, as such 269,607 Founder Shares were forfeited, resulting in there being an aggregate of 8,355,393 Founder Shares outstanding.

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

Administrative Support Agreement

The Company entered into an agreement, commencing on September 9, 2020, to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial, and administrative support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2021, the Company incurred $120,000 in fees for these services. For the period from May 29, 2020 (inception) through December 31, 2020, the Company incurred $40,000 in fees for these services. As of December 31, 2021 and 2020, there were $50,000 and $40,000, respectively, included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

Promissory Note — Related Party

In June 2020, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of December 31, 2020 or the consummation of the Initial Public Offering. The outstanding balance under the Promissory Note of $52,250 was repaid on September 15, 2020. Funds are no longer available under the Promissory Note.

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants, at a price of $1.00 per warrant, of the post Business Combination entity. The warrants would be identical to the Private Placement Warrants. As of December 31, 2021 and 2020, no Working Capital Loans were outstanding.

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

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2021 and 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2021 and 2020, there were 33,421,570 shares of Class A common stock issued and outstanding, which are included as temporary equity on the accompanying consolidated balance sheets.

Class B Common Stock — The Company is authorized to issue 50,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of December 31, 2021 and 2020, there were 8,355,393 shares of Class B common stock issued and outstanding.

Holders of Class A common stock and Class B common stock will vote together as a single class on all matters submitted to a vote of stockholders except as required by law.

The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of a Business Combination on a one-for-one basis, subject to adjustment. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon the completion of the Initial Public Offering plus all shares of Class A common stock and equity-

linked securities issued or deemed issued in connection with a Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in a Business Combination).

NOTE 8. WARRANTS

As of December 31, 2021, there were 16,710,785 and 9,700,000 Public Warrants and Private Placement Warrants outstanding, respectively.

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

The Company’s net deferred tax assets are as follows:

	December 31,
	2021	2020
Deferred tax assets
Net operating loss carryforward	$19,569	$2,772
Organizational costs/Startup expenses	1,184,552	56,428
Total deferred tax assets	1,204,121	59,200
Valuation allowance	(1,204,121)	(59,200)
Deferred tax assets, net of allowance	$—	$—

The income tax provision consists of the following:

	Years Ended December 31,
	2021	2020
Federal
Deferred	$(1,144,921)	$(59,200)

Change in valuation allowance	1,144,921	59,200
Income tax provision	$—	$—

As of December 31, 2021 and 2020, the Company had $93,186 and $13,199 of U.S. federal and state net operating loss carryovers available to offset future taxable income, respectively. If a business combination is consummated, these net operating losses will be limited by a Section 382 limitation given there will have been a change in control at the Company.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2021 and for the period from May 29, 2020 (inception) through December 31, 2020, the change in the valuation allowance was $1,144,921 and $59,200, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2021 and 2020 is as follows:

	December 31,
	2021	2020
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.0%	0.0%
Change in fair value of warrant liabilities	(27.4)%	(19.8)%
Transaction costs associated with the Initial Public Offering	0.0%	(0.8)%
Change in valuation allowance	6.4%	(0.3)%
Income tax provision	0.0%	0.0%

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

Level 1:Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

At December 31, 2021, assets held in the Trust Account were comprised of $2,040 in cash and $334,439,154 in a Treasury Preferred Fund. At December 31, 2020, assets held in the Trust Account were comprised of $1,138 in cash and $334,319,993 in U.S. Treasury Bills. During the year ended December 31, 2021, the Company did not withdraw any interest income from the Trust Account.

The gross holding gains (losses) and fair value of held-to-maturity securities at December 31, 2021 and 2020 are as follows:

			Gross
		Amortized	Holding
	Held-To-Maturity	Cost	Gain (Loss)	Fair Value
December 31, 2021	Treasury Preferred Fund	$334,439,154	$6,468	$334,445,622
December 31, 2020	U.S. Treasury Securities (Matured on 05/04/2021)1	$334,319,993	$(1,804)	$334,318,189
(1)	Upon maturity, the proceeds in the Trust Account were invested in a Treasury Preferred Fund.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2021 and 2020 indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		December 31,	December 31,
	Level	2021	2020
Assets:
Cash and marketable securities held in Trust Account	1	$334,441,194	$334,321,131

Liabilities:
Warrant liabilities – Public Warrants	1	$8,689,608	$23,395,099
Warrant liabilities – Private Placement Warrants	2	$5,044,000	$13,580,000

The Warrants were initially valued using a binomial lattice model. The binomial lattice model’s primary unobservable input utilized in determining the fair value of the Warrants is the expected volatility of the common stock. The expected volatility as of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant price was used as the fair value as of each relevant date. The subsequent measurements of the Public Warrants after the detachment of the Public Warrants from the Units are classified as Level 1 due to the use of an observable market quote in an active market. The subsequent measurements of the Private Placement Warrants after the detachment of the Public Warrants from the Units are classified as Level 2 due to the use of an observable market quote for a similar asset in an active market.

The following table presents the changes in the fair value of Level 3 warrant liabilities:

Private
Placement
Fair value as of January 1, 2021	$13,580,000
Change in fair value	(3,686,000)
Transfers out of Level 3 to Level 2	(9,894,000)
Fair value as of December 31, 2021	$—

There were transfers out of Level 3 into Level 2 in the fair value hierarchy of $9,894,000 during the year ended December 31, 2021.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to March 31, 2022, the date that the consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.