Form 10-Q
period 2022-06-30
Tailwind Acquisition Corp.
filed 2022-08-15
CIK 1814215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 15, 2022, there were 33,421,570 shares of Class A common stock and 8,355,393 shares of Class B common stock, $0.0001 par value, issued and outstanding.

TAILWIND ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

PART 1 – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

TAILWIND ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current Assets
Cash	$213,663	$479,694
Prepaid expenses	32,083	111,667
Total Current Assets	245,746	591,361

Cash and marketable securities held in Trust Account	335,191,598	334,441,194
TOTAL ASSETS	$335,437,344	$335,032,555

LIABILITIES, CLASS A STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$4,233,728	$3,867,106
Accrued offering costs	109,000	109,000
Income taxes payable	117,016	—
Total Current Liabilities	4,459,744	3,976,106

Warrant liabilities	2,641,079	13,733,608
Deferred underwriting fee payable	11,697,550	11,697,550
TOTAL LIABILITIES	18,798,373	29,407,264

Commitments and Contingencies

Class A common stock subject to possible redemption, 33,421,570 shares at $10.01 and $10.00 per share as of June 30, 2022 and December 31, 2021, respectively	334,655,903	334,215,700

Stockholders’ Deficit
Preferred Stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; no shares issued and outstanding (excluding 33,421,570 shares subject to possible redemption) as of June 30, 2022 and December 31, 2021	—	—
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; and 8,355,393 shares issued and outstanding as of June 30, 2022 and December 31, 2021	836	836
Accumulated deficit	(18,017,768)	(28,591,245)
Total Stockholders’ Deficit	(18,016,932)	(28,590,409)
TOTAL LIABILITIES, CLASS A STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$335,437,344	$335,032,555

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TAILWIND ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Formation and operational costs	$462,319	$1,503,643	$712,237	$4,307,356
Loss from operations	(462,319)	(1,503,643)	(712,237)	(4,307,356)

Other income (expense):
Interest earned on marketable securities held in Trust Account	576,300	13,683	750,404	63,858
Change in fair value of warrant liabilities	1,848,754	(8,715,559)	11,092,529	1,320,539
Total other income (expense), net	2,425,054	(8,701,876)	11,842,933	1,384,397

Income (Loss) before income taxes	1,962,735	(10,205,519)	11,130,696	(2,922,959)
Provision for income taxes	(110,523)	—	(117,016)	—
Net income (loss)	$1,852,212	$(10,205,519)	$11,013,680	$(2,922,959)

Basic and diluted weighted average shares outstanding, redeemable Class A common stock	33,421,570	33,421,570	33,421,570	33,421,570

Basic and diluted net income (loss) per share, redeemable Class A common stock	$0.04	$(0.24)	$0.26	$(0.07)

Basic and diluted weighted average shares outstanding, non-redeemable Class B common stock	8,355,393	8,355,393	8,355,393	8,355,393

Basic and diluted net income (loss) per share, non-redeemable Class B common stock	$0.04	$(0.24)	$0.26	$(0.07)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TAILWIND ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2021	—	$—	8,355,393	$836	$—	$(28,591,245)	$(28,590,409)

Net income	—	—	—	—	—	9,161,468	9,161,468

Balance — March 31, 2022	—	—	8,355,393	836	—	(19,429,777)	(19,428,941)

Accretion to common stock subject to redemption amount	—	—	—	—	—	(440,203)	(440,203)

Net income	—	—	—	—	—	1,852,212	1,852,212

Balance — June 30, 2022	—	$—	8,355,393	$836	$—	$(18,017,768)	$(18,016,932)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2020	—	$—	8,355,393	$836	$—	$(46,380,733)	$(46,379,897)

Net income	—	—	—	—	—	7,282,560	7,282,560

Balance — March 31, 2021	—	—	8,355,393	836	—	(39,098,173)	(39,097,337)

Net loss	—	—	—	—	—	(10,205,519)	(10,205,519)

Balance — June 30, 2021	—	$—	8,355,393	$836	$—	$(49,303,692)	$(49,302,856)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TAILWIND ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$11,013,680	$(2,922,959)
Adjustments to reconcile net income to net cash provided by operating activities:
Interest earned on marketable securities held in Trust Account	(750,404)	(63,858)
Change in fair value of warrant liabilities	(11,092,529)	(1,320,539)
Changes in operating assets and liabilities:
Prepaid expenses	79,584	90,235
Accounts payable and accrued expenses	366,622	3,456,238
Income tax payable	117,016	—
Net cash used in operating activities	(266,031)	(760,883)

Cash Flows from Financing Activities:
Payment of offering costs	—	(17,000)
Net cash used in financing activities	—	(17,000)

Net Change in Cash	(266,031)	(777,883)
Cash – Beginning	479,694	2,245,798
Cash – Ending	$213,663	$1,467,915

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TAILWIND ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from May 29, 2020 (inception) through June 30, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination, in particular, activities in connection with the potential acquisition of Nuburu (see Note 10). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on the marketable securities held in the Trust Account (as defined below).

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

JUNE 30, 2022

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

JUNE 30, 2022

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

Liquidity and Going Concern

As of June 30, 2022, the Company has $213,663 in its operating bank accounts and a working capital deficit of $3,678,303.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

On March 1, 2021, Tailwind entered into a business combination agreement with Merger Sub, QOMPLX and the QOMPLX Stockholder Representative. On August 17, 2021, the Company and QOMPLX terminated the business combination agreement in a mutual decision not to pursue the QOMPLX Business Combination.

On August 5, 2022, Tailwind entered into a Merger Agreement, by and among the company, Merger Sub, and Nuburu. See Note 10 below for a description of the Merger Agreement and the transactions contemplated thereby.

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

JUNE 30, 2022

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 31, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

JUNE 30, 2022

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, the 33,421,570 shares of Class A common stock subject to possible redemption at June 30, 2022 and December 31, 2021, are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed consolidated balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

TAILWIND ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

At June 30, 2022 and December 31, 2021, the Common Stock reflected in the condensed consolidated balance sheets are reconciled in the following table:

Gross proceeds	$334,215,700
Less:
Proceeds allocated to Public Warrants	(12,700,197)
Common stocks issuance costs	(18,132,174)
Plus:
Accretion of carrying value to redemption value	30,832,371
Class A Common stocks subject to possible redemption, December 31, 2021	334,215,700
Plus:
Accretion of carrying value to redemption value	—
Class A Common stocks subject to possible redemption, March 31, 2022	334,215,700
Plus:
Accretion of carrying value to redemption value	440,203
Class A Common stocks subject to possible redemption, June 30, 2022	$334,655,903

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it.

TAILWIND ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

ASC 740-270-25-2 requires that an annual effective tax rate be determined and such annual effective rate applied to year to date income in interim periods under ASC 740-270-30-5. Our effective tax rate was 5.63% and 0.00% for the three months ended June 30, 2022 and 2021, respectively, and 1.05% and 0.00% for the six months ended June 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2022 and 2021, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering and (ii) private placement, since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 26,410,785 Class A common stock in the aggregate. As of June 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common stock is the same as basic net income (loss) per common stock for the periods presented.

	Three Months Ended				Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2022		2021		2022		2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Numerator:
Allocation of net income (loss)	$1,481,770	$370,442	$(8,164,415)	$(2,041,104)	$8,810,944	$2,202,736	$(2,338,367)	$(584,592)
Denominator:
Basic and diluted weighted average ordinary share outstanding	33,421,570	8,355,393	33,421,570	8,355,393	33,421,570	8,355,393	33,421,570	8,355,393
Basic and diluted net income (loss) per ordinary share	$0.04	$0.04	$(0.24)	$(0.24)	$0.26	$0.26	$(0.07)	$(0.07)

For the three and six months ended June 30, 2022 and 2021, basic and diluted shares are the same as there are no securities that are dilutive to the stockholders under the treasury stock method.

TAILWIND ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Coverage limit of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 also requires additional disclosures regarding significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. The Company expects to adopt the provisions of this guidance on January 1, 2023. The adoption is not expected to have a material impact on the Company’s condensed financial statements.

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

TAILWIND ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

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

Administrative Support Agreement

The Company entered into an agreement, commencing on September 9, 2020, to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial, and administrative support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three months and six months ended June 30, 2022 and 2021, the Company incurred $30,000 and $60,000 in fees for these services, respectively, of which $110,000 of such fee is included in accrued expenses in the accompanying condensed consolidated balance sheets as of June 30, 2022.

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

TAILWIND ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants, at a price of $1.00 per warrant, of the post Business Combination entity. The warrants would be identical to the Private Placement Warrants. As of June 30, 2022 and December 31, 2021, no Working Capital Loans were outstanding.

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these condensed consolidated financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed consolidated financial statements.

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

JUNE 30, 2022

(Unaudited)

The underwriter is entitled to a deferred fee of $0.35 per Unit, or $11,697,550 in the aggregate. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 33,421,570 shares of Class A common stock issued and outstanding, which are included as temporary equity on the accompanying condensed consolidated balance sheets.

Class B Common Stock — The Company is authorized to issue 50,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 8,355,393 shares of Class B common stock issued and outstanding.

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

NOTE 8. WARRANTS

As of June 30, 2022 and December 31, 2021, there were 16,710,785 and 9,700,000 Public Warrants and Private Placement Warrants outstanding, respectively.

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

TAILWIND ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

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

TAILWIND ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

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

At June 30, 2022, assets held in the Trust Account were comprised of $1,002 in cash and $335,190,596 in U.S. Treasury bills. At December 31, 2021, assets held in the Trust Account were comprised of $2,040 in cash and $334,439,154 in a Treasury Preferred Fund. During the six months ended June 30, 2022, the Company did not withdraw any interest income from the Trust Account.

TAILWIND ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

The gross holding gains (losses) and fair value of held-to-maturity securities at June 30, 2022 and December 31, 2021 are as follows:

			Gross
		Amortized	Holding
	Held-To-Maturity	Cost	(Loss) Gain	Fair Value
June 30, 2022	U.S. Treasury Bills (Matures on August 18, 2022)	$335,190,596	$(141,048)	$335,049,548

December 31, 2021	Treasury Preferred Fund (Matured on February 17, 2022)	$334,439,154	$6,468	$334,445,622

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021 indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		June 30,	December 31,
	Level	2022	2021
Assets:
Cash and marketable securities held in Trust Account	1	$335,191,598	$334,441,194

Liabilities:
Warrant Liability – Public Warrants	1	$1,671,079	$8,689,608
Warrant Liability – Private Placement Warrants	2	$970,000	$5,044,000

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

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed consolidated financial statements were issued. Other than as disclosed below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

The Extension Amendment Proposal

On July 13, 2022, Tailwind filed a preliminary proxy statement announcing a meeting of Tailwind's stockholders to consider and vote upon a proposal to amend Tailwind's certificate of incorporation to extend the date by which Tailwind has to consummate a Business

TAILWIND ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

Combination from September 9, 2022 to March 9, 2023 (the “Extension Meeting” and “Extension Amendment Proposal, respectively). For additional information regarding the Extension Meeting and the Extension Amendment Proposal, refer to Tailwind's preliminary proxy statement, as filed with the SEC on July 13 2022 and to Tailwind's definitive proxy statement once filed with the SEC.

The Proposed Business Combination

On August 5, 2022, the Company (hereinafter referred to as Tailwind in this Note 10) entered into a business combination agreement (the “Business Combination Agreement”) with Merger Sub and Nuburu, Inc., a Delaware corporation (“Nuburu”) (the “Proposed Business Combination”). Capitalized terms used but not otherwise defined in this Note 10 will have the meanings given to them in the Business Combination Agreement, a copy of which was filed as Exhibit 2.1 to the Current Report on Form 8-K filed by Tailwind on August 8, 2022.

The Merger

Pursuant to the terms of the Business Combination Agreement, Tailwind will acquire Nuburu through the merger of Merger Sub with and into Nuburu, with Nuburu surviving the merger (the “Surviving Corporation”) as a wholly owned subsidiary of Tailwind (the “Merger”). In connection with the Merger, Tailwind will be renamed “Nuburu, Inc.” (the “Post-Combination Company”) and Nuburu will be renamed to “Nuburu Subsidiary, Inc.”

At the effective time of the Merger (the “Effective Time”):

●	Each share of Nuburu preferred stock, par value $0.0001 per share, including Series A Preferred Stock, Series A-1 Preferred Stock, Series B Preferred Stock, Series B-1 Preferred Stock, and Series C Preferred Stock (“Nuburu Preferred Stock”), issued and outstanding immediately prior to the Effective Time shall be canceled and converted into the right to receive the number of shares of common stock, par value $0.0001 per share, of Tailwind (“New SPAC Common Stock”) equal to the greater of (A) the quotient obtained from (x) the applicable Preferred Stock Liquidation Preference of such share of Nuburu Preferred Stock divided by (y) $10.00 (such shares of Nuburu Preferred Stock receiving a number of shares of New SPAC Common Stock, “Unconverted Preferred Stock”), and (B) the product of (x) the number of shares of Nuburu Common Stock (as defined below) that such share of Nuburu Preferred Stock would be entitled to convert into as of immediately prior to the Effective Time in accordance with Nuburu’s Certificate of Incorporation, multiplied by (y) the Common Stock Exchange Ratio.
●	Each share of Nuburu common stock, par value $0.0001 per share (“Nuburu Common Stock”) issued and outstanding shall be canceled and converted into the right to receive the number of shares of New SPAC Common Stock equal to the Common Stock Exchange Ratio.
●	Each outstanding option to purchase shares of Nuburu Common Stock (each such option, a “Nuburu Option”), whether vested or unvested, will be converted into an option to purchase a number of shares of New SPAC Common Stock (such option, an “Exchanged Option”) equal to the product (rounded down to the nearest whole number) of (x) the number of shares of Nuburu Common Stock subject to such Nuburu Option immediately prior to the Effective Time and (y) the Common Stock Exchange Ratio, at an exercise price per share (rounded up to the nearest whole cent) equal to the quotient of (A) the exercise price per share of such Nuburu Option immediately prior to the Effective Time divided by (B) the Common Stock Exchange Ratio. Except as specifically provided above, following the Effective Time, each Exchanged Option will continue to be governed by the same terms and conditions, including vesting and exercisability terms, as were applicable to the corresponding former Nuburu Option immediately prior to the Effective Time.
●	Each outstanding restricted stock unit granted by Nuburu (each a “Nuburu RSU”) will be converted into a restricted stock unit of New SPAC Common Stock (such option, an “Exchanged RSU”) equal to the product (rounded down to the nearest whole number) of (x) the number of shares subject to a Nuburu RSU immediately prior to the Effective Time and (y) the Common Stock Exchange Ratio. Except as specifically provided above, following the Effective Time, each Exchanged RSU will

TAILWIND ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

continue to be governed by the same terms and conditions as were applicable to the corresponding former Nuburu RSU immediately prior to the Effective Time.
●	Each outstanding warrant to purchase shares of Nuburu Common Stock will be treated in accordance with its terms, as may be amended prior to the Closing, with any amendments subject to Tailwind’s prior written consent, not to be unreasonably withheld, conditioned, or delayed.
●	Each outstanding convertible promissory note issued by Nuburu (each a “Convertible Note”) will be canceled and converted into (A) shares of Nuburu Common Stock in accordance with the terms of such Convertible Note as of immediately prior to the Effective Time, which shares shall then be outstanding as of immediately prior to the Effective Time and subsequently converted into New SPAC Common Stock (and with such shares being entitled to participate in the Preferred Stock Issuance).

The “Common Stock Exchange Ratio” means the quotient obtained by dividing (x) the Aggregate Common Stock Merger Consideration by (y) the number of Fully-Diluted Company Shares. The “Aggregate Common Stock Merger Consideration” means a number of shares of New SPAC Common Stock equal to (a) 35,000,000 less (b) the aggregate number of New SPAC Common Stock issuable in respect of Unconverted Preferred Stock pursuant to Section 3.01(a)(i) of the Business Combination Agreement. “Fully-Diluted Company Shares” means an amount equal to, without duplication, (i) the aggregate number of shares of Company Capital Stock that are issued and outstanding as of immediately prior to the Effective Time on a fully-diluted, as converted-to Company Common Stock basis, plus (ii) the aggregate number of shares of Company Common Stock issuable upon the full exercise, exchange or conversion of Company Warrants, Company Options, Company RSUs and Company Notes that are outstanding as of immediately prior to the Effective Time; provided, however, that “Fully-Diluted Shares” shall exclude (A) all Unconverted Preferred Stock and (B) certain equity set forth in the schedules to the Business Combination Agreement.

Preferred Stock Issuance

Prior to the Closing, Tailwind shall declare an issuance of shares of New SPAC Series A Preferred Stock to the holders of record of New SPAC Common Stock as of as of the close of business on the Closing Date (other than (a) stockholders of Nuburu who have waived its entire right, title and interest in, to or under, any participation in the Preferred Stock Issuance by executing the Written Consent (which, for clarity, excludes shares of New SPAC Common Stock to be received as a result of the conversion of any Company Note) and (b) the Sponsor, who shall have waived right, title and interest in, to or under, a portion of the Preferred Stock Issuance as further described in the Sponsor Support Agreement (as defined below)), with one share of New SPAC Series A Preferred Stock to be issued in respect of each such share of New SPAC Common Stock. For clarity, any stockholder of the Company that has elected to redeem their shares in connection with the Proposed Business Combination shall not participate in the Preferred Stock Issuance with respect to the shares it has so redeemed, as such holder will not be a record holder of New SPAC Common Stock with respect to such shares as of the close of business on the Closing Date. The terms of the New SPAC Series A Preferred Stock are set forth in a Certificate of Designations to be filed in connection with the Closing. The issuance will be conditioned upon the occurrence of the Effective Time and occur as of the close of business on the Closing Date.

The Business Combination Agreement contains customary representations, warranties and covenants by the parties thereto as further described in the Business Combination Agreement.

Conditions to Closing

The consummation of the Proposed Business Combination is subject to the fulfillment of the conditions described below.

Mutual Conditions

Under the terms of the Business Combination Agreement, the obligations of Nuburu, Tailwind and Merger Sub to consummate the Proposed Business Combination, including the Merger, are subject to the satisfaction or waiver (where permissible) at or prior to the Closing of the following conditions: (i) the Written Consent of the stockholders of Nuburu shall have been delivered to Tailwind; (ii)

TAILWIND ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

the SPAC Proposals shall have been approved and adopted by the requisite affirmative vote of the stockholders of Tailwind in accordance with the SPAC Organizational Documents and Law; (iii) no Governmental Authority shall have enacted, issued, promulgated, enforced or entered any Law, rule, regulation, judgment, decree, executive order or award which is then in effect and has the effect of making the Proposed Business Combination, including the Merger, illegal or otherwise prohibiting consummation of the Proposed Business Combination; (iv) the Registration Statement shall have been declared effective under the Securities Act, no stop order suspending the effectiveness of the Registration Statement shall be in effect, and no proceedings for purposes of suspending the effectiveness of the Registration Statement shall have been initiated or threatened by the SEC; and (v) Tailwind shall have at least $5,000,001 of net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Exchange Act).

Tailwind Conditions to Closing

Additionally, under the terms of the Business Combination Agreement, the obligations of Tailwind and Merger Sub to consummate the Proposed Business Combination, including the Merger, are subject to the satisfaction or waiver (where permissible) at or prior to the Closing of, among other customary closing conditions, no Company Material Adverse Effect having occurred between the date of the Business Combination Agreement and the Closing Date.

Nuburu Conditions to Closing

Additionally, under the terms of the Business Combination Agreement, the obligations of Nuburu to consummate the Proposed Business Combination, including the Merger, are subject to the satisfaction or waiver (where permissible) at or prior to the Closing of, among other customary closing conditions, no SPAC Material Adverse Effect having occurred between the date of the Business Combination Agreement and the Closing Date.

Termination

The Business Combination Agreement allows the parties to terminate the agreement upon the occurrence of certain conditions, including if the Effective Time has not occurred by March 9, 2023 (the “Outside Date”). Additionally, the Business Combination Agreement may be terminated (i) by Tailwind if Nuburu’s board of directors, prior to obtaining the Written Consent, makes a Company Adverse Recommendation Change; (ii) by Tailwind if Nuburu fails to deliver the Written Consent within two Business Days after the Registration Statement becomes effective; (iii) by Tailwind within 30 days, based on its due diligence review of Nuburu, (iv) by Tailwind or Nuburu for a period of 10 business days, such period commencing on the date that is 45 days following a Lincoln Park Diligence Termination (as defined below), provided the parties do not obtain adequate alternative financing and (v) by Nuburu prior to the receipt of the Company Stockholder Approval, if Nuburu’s board of directors authorizes Nuburu to enter into a definitive agreement with respect to a unsolicited superior Company Acquisition Proposal and Nuburu enters into such definitive agreement with respect to such proposal. In the event that the Business Combination Agreement is terminated by Nuburu pursuant to an authorization of Nuburu’s board of directors to enter into a definitive agreement with respect to an unsolicited superior Company Acquisition Proposal (other than another SPAC Acquisition Proposal), Nuburu must pay Tailwind a termination fee of $15 million within two Business Days of such termination.

For additional information, refer to Tailwind’s Current Report on Form 8-K, as filed with the SEC on August 8, 2022.

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

Special Note Regarding Forward-Looking Statements

This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements regarding the Nuburu Proposed Business Combination and statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC “) on March 31, 2022 and the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 filed with the SEC on May 16, 2022. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Recent Developments

On August 5, 2022, we entered into a Merger Agreement, by and among the company, Merger Sub, and Nuburu. See Note 10 above for a description of the Merger Agreement and the transactions contemplated thereby.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from May 29, 2020 (inception) through June 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2022, we had a net income of $1,852,212 , which consists of the interest earned on marketable securities held in Trust Account of $576,300 and the change in the fair value of warrant liability of $1,848,754, offset by operational costs of $462,319 and a provision for income taxes of $110,523.

For the six months ended June 30, 2022, we had a net income of $11,013,680, which consists of the interest earned on marketable securities held in Trust Account of $750,404 and the change in the fair value of warrant liability of $11,092,529, offset by operational costs of $712,237 and a provision for income taxes of $117,016.

For the three months ended June 30, 2021, we had a net loss of $10,205,519, which consists of operational costs of $1,503,643 and the change in the fair value of warrant liability of $8,715,559, offset by the interest earned on marketable securities held in Trust Account of $13,683.

For the six months ended June 30, 2021, we had a net loss of $2,922,959, which consists of operational costs of $4,307,356, offset by the interest earned on marketable securities held in Trust Account of $63,858 and the change in the fair value of warrant liability of $1,320,539.

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

For the six months ended June 30, 2022, cash used in operating activities was $266,031. Net income of $11,013,680 was affected by interest earned on marketable securities held in Trust Account of $750,404 and the change in the fair value of warrant liability of $11,092,529. Changes in operating assets and liabilities provided $563,222 of cash for operating activities.

For the six months ended June 30 2021, cash used in operating activities was $760,883. Net loss of $2,922,959 was affected by interest earned on marketable securities held in the Trust Account of $63,858 and the change in the fair value of warrant liabilities of $1,320,539. Changes in operating assets and liabilities provided $3,546,473 of cash for operating activities.

As of June 30, 2022, we had marketable securities and cash held in the Trust Account of $335,191,598. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2022, we had $213,663 of cash held outside of the Trust Account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 also requires additional disclosures regarding significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. The Company expects to adopt the provisions of this guidance on January 1, 2023. The adoption is not expected to have a material impact on the Company’s condensed financial statements.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended June 30, 2022.

Remediation of a Material weakness in Internal Control over Financial Reporting

In response to the previously identified material weakness, the Company designed and implemented remediation measures to address the material weakness identified and enhanced its internal control over financial reporting. The Company has enhanced its financial reporting processes to better identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to its financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among the Company’s personnel and third-party professionals with whom management consults regarding complex accounting applications.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this report include the risk factors previously disclosed in our Annual Report on Form 10-K filed with the SEC on March 31, 2022 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 filed with the SEC on May 16, 2022. As of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 filed with the SEC.

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

*     Filed herewith

**   Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 15, 2022	TAILWIND ACQUISITION CORP.

	By:	/s/ Chris Hollod
	Name:	Chris Hollod
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Matt Eby
	Name:	Matt Eby
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)