Form 10-Q
period 2022-09-30
Tailwind Acquisition Corp.
filed 2022-11-14
CIK 1814215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 14, 2022, there were 3,232,841 shares of Class A common stock and 8,355,393 shares of Class B common stock, $0.0001 par value, issued and outstanding.

TAILWIND ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

PART 1 – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

TAILWIND ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets
Cash	$384,522	$479,694
Prepaid expenses	99,687	—
Prepaid taxes	15,400	111,667
Total Current Assets	499,609	591,361

Cash held in Trust Account	33,034,062	334,441,194
TOTAL ASSETS	$33,533,671	$335,032,555

LIABILITIES, CLASS A STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$4,639,823	$3,867,106
Accrued offering costs	—	109,000
Income taxes payable	279,345	—
Total Current Liabilities	4,919,168	3,976,106

Convertible note - related party	600,000	—
Warrant liabilities	2,112,863	13,733,608
Deferred underwriting fee payable	11,697,550	11,697,550
TOTAL LIABILITIES	19,329,581	29,407,264

Commitments and Contingencies

Class A common stock subject to possible redemption, 3,232,841 shares at $10.21 and 33,421,570 shares at $10.00 per share as of September 30, 2022 and December 31, 2021, respectively	32,892,685	334,215,700

Stockholders’ Deficit
Preferred Stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; no shares issued and outstanding (excluding 3,232,841 and 33,421,570 shares subject to possible redemption) as of September 30, 2022 and December 31, 2021, respectively	—	—
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; and 8,355,393 shares issued and outstanding as of September 30, 2022 and December 31, 2021	836	836
Accumulated deficit	(18,689,431)	(28,591,245)
Total Stockholders’ Deficit	(18,688,595)	(28,590,409)
TOTAL LIABILITIES, CLASS A STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$33,533,671	$335,032,555

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TAILWIND ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Formation and operational costs	$749,880	$386,940	$1,462,117	$4,694,296
Loss from operations	(749,880)	(386,940)	(1,462,117)	(4,694,296)

Other income:
Interest earned on marketable securities held in Trust Account	822,997	18,214	1,573,401	82,072
Change in fair value of warrant liabilities	528,216	20,336,305	11,620,745	21,656,844
Total other income, net	1,351,213	20,354,519	13,194,146	21,738,916

Income before provision for income taxes	601,333	19,967,579	11,732,029	17,044,620
Provision for income taxes	(162,329)	—	(279,345)	—
Net income	$439,004	$19,967,579	$11,452,684	$17,044,620

Basic and diluted weighted average shares outstanding, redeemable Class A common stock	26,530,664	33,421,570	31,099,360	33,421,570

Basic and diluted net income per share, redeemable Class A common stock	$0.01	$0.48	$0.29	$0.41

Basic and diluted weighted average shares outstanding, non-redeemable Class B common stock	8,355,393	8,355,393	8,355,393	8,355,393

Basic and diluted net income per share, non-redeemable Class B common stock	$0.01	$0.48	$0.29	$0.41

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TAILWIND ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2021	—	$—	8,355,393	$836	$—	$(28,591,245)	$(28,590,409)

Net income	—	—	—	—	—	9,161,468	9,161,468

Balance — March 31, 2022	—	—	8,355,393	836	—	(19,429,777)	(19,428,941)

Accretion to common stock subject to redemption amount	—	—	—	—	—	(440,203)	(440,203)

Net income	—	—	—	—	—	1,852,212	1,852,212

Balance — June 30, 2022	—	—	8,355,393	836	—	(18,017,768)	(18,016,932)

Accretion to common stock subject to redemption amount	—	—	—	—	—	(1,110,667)	(1,110,667)

Net income	—	—	—	—	—	439,004	439,004

Balance — September 30, 2022	—	$—	8,355,393	$836	$—	$(18,689,431)	$(18,688,565)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2020	—	$—	8,355,393	$836	$—	$(46,380,733)	$(46,379,897)

Net income	—	—	—	—	—	7,282,560	7,282,560

Balance — March 31, 2021	—	—	8,355,393	836	—	(39,098,173)	(39,097,337)

Net loss	—	—	—	—	—	(10,205,519)	(10,205,519)

Balance — June 30, 2021	—	—	8,355,393	836	—	(49,303,692)	(49,302,856)

Net income	—	—	—	—	—	19,967,579	19,967,579

Balance — September 30, 2021	—	$—	8,355,393	$836	$—	$(29,336,113)	$(29,335,277)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TAILWIND ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$11,452,684	$17,044,620
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,573,401)	(82,072)
Change in fair value of warrant liabilities	(11,620,745)	(21,656,844)
Changes in operating assets and liabilities:
Prepaid expenses	11,980	100,860
Prepaid taxes	(15,400)	—
Accounts payable and accrued expenses	663,717	3,058,075
Income tax payable	279,345	—
Net cash used in operating activities	(801,820)	(1,535,361)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(600,000)	—
Cash withdrawn from Trust Account in connection with redemption	302,873,885	—
Cash withdrawn from Trust Account to pay franchise and income taxes	706,648	—
Net cash provided by investing activities	302,980,533	—

Cash Flows from Financing Activities:
Proceeds from convertible promissory note - related party	600,000	—
Redemption of Class A common stock	(302,873,885)	—
Payment of offering costs	—	(17,000)
Net cash used in financing activities	(302,273,885)	(17,000)

Net Change in Cash	(95,172)	(1,552,361)
Cash – Beginning	479,694	2,245,798
Cash – Ending	$384,522	$693,437

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TAILWIND ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from May 29, 2020 (inception) through September 30, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination, in particular, activities in connection with the potential acquisition of Nuburu (see Note 6). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on the marketable securities held in the Trust Account (as defined below).

The registration statement for the Company’s Initial Public Offering was declared effective on September 3, 2020. On September 9, 2020, the Company consummated the Initial Public Offering of 33,421,570 units (the “Units” and, with respect to the Class A common stock included in the Units sold, the “Public Shares”), which includes the partial exercise by the underwriter of its over-allotment option in the amount of 3,421,570 Units, at $10.00 per Unit, generating gross proceeds of $334,215,700, which is described in Note 3.

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

Following the closing of the Initial Public Offering on September 9, 2020, an amount of $334,215,700 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) located in the United States and until September 2, 2022, was invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting certain conditions of Rule 2a-7 of the Investment Company Act. On September 2, 2022 the funds in the Trust Account were moved into a non-interest bearing, segregated account, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

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

TAILWIND ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

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

TAILWIND ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

The Company initially had until September 9, 2022 to complete a Business Combination (the “Combination Period”). As disclosed in the definitive proxy statement filed by the Company with the SEC on August 18, 2022, as supplemented (the “Proxy Statement”), relating to the special meeting of stockholders (the “Extension Meeting”), the Sponsor agreed that if the Extension Amendment Proposal (as defined below) was approved, it or one or more of its affiliates, members or third-party designees (the “Lender”) would contribute to the Company as a loan $600,000 to be deposited into the trust account established in connection with the Company’s initial public offering. In addition, in the event the Company does not consummate an initial business combination by the Charter Extension Date (as defined below), the Lender would contribute to the Company as a loan up to $150,000 in two equal installments to be deposited into the Trust Account for each of two one-month extensions following the Charter Extension Date. Accordingly, on September 9, 2022, the Company issued an unsecured promissory note in the principal amount of up to $750,000 (the “Note”) to the Sponsor. The Note does not bear interest and matures upon closing of the Company’s initial business combination. In the event that the Company does not consummate a business combination, the Note will be repaid only from amounts remaining outside of the Trust Account, if any. The proceeds of the Note have been deposited in the Trust Account in connection with the Charter Amendment (as defined below). The Note may be converted, in whole or in part, at the option of the Lender into warrants of the Company at a price of $1.00 per warrant, which warrants will be identical to the private placement warrants issued to the Sponsor at the time of the initial public offering of the Company. On September 7, 2022, the Company held the Extension Meeting to amend the Company’s certificate of incorporation (the “Charter Amendment”) to extend the date (the “Termination Date”) by which the Company has to consummate a business combination from September 9, 2022 (the “Original Termination Date”) to January 9, 2023 (the “Charter Extension Date”) and to allow the Company, without another stockholder vote, to elect to extend the Termination Date to consummate a business combination on a monthly basis for up to two times by an additional one month each time after the Charter Extension Date, by resolution of the Company’s board of directors if requested by the Sponsor, and upon five days’ advance notice prior to the applicable deadlines, until March 9, 2023, or a total of up to six months after the Original Termination Date, unless the closing of the Company’s initial business combination shall have occurred prior to such date (the “Extension Amendment Proposal”). The stockholders of the Company approved the Extension Amendment Proposal at the Extension Meeting and on September 9, 2022, the Company filed the Charter Amendment with the Delaware Secretary of State.

In connection with the vote to approve the Charter Amendment, the holders of 30,188,729 shares of Class A common stock of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.03 per share, for an aggregate redemption amount of $302,873,885.

If the Company is unable to complete a Business Combination by the Charter Extension Date, as extended in accordance with the Charter Amendment, if applicable, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

TAILWIND ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

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

Liquidity and Going Concern

As of September 30, 2022, the Company has $384,522 in its operating bank accounts and a working capital deficit of $4,278,182.

On September 9, 2022, the Company issued an unsecured promissory note in the principal amount of up to $600,000 to the Sponsor. The Company may request an additional aggregate amount of up to $150,000, which may be drawn down in two equal tranches. The Note does not bear interest and matures upon closing of the Company’s initial business combination. In the event that the Company does not consummate a business combination, the Note will be repaid only from amounts remaining outside of the Trust Account, if any. The proceeds of the Note have been deposited in the Trust Account in connection with the Charter Amendment. The Note may be converted, in whole or in part, at the option of the Lender into warrants of the Company at a price of $1.00 per warrant, which warrants will be identical to the private placement warrants issued to the Sponsor at the time of the initial public offering of the Company. As of September 30, 2022, there is $600,000 outstanding under the Note.

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

On August 5, 2022, Tailwind entered into a Merger Agreement, by and among the company, Merger Sub, and Nuburu. See Note 6 below for a description of the Merger Agreement and the transactions contemplated thereby.

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

TAILWIND ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management determined that the liquidity condition and date for mandatory liquidation and dissolution raise substantial doubt about the Company’s ability to continue as a going concern through January 9, 2023, the scheduled liquidation date of the Company if it does not complete a Business Combination prior to such date. Management may raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties to meet the Company’s working capital needs and to complete the Proposed Business Combination before the mandatory liquidation date. The Company may not be able to obtain additional financing. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. The Company intends to complete a Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any Business Combination by January 9, 2023. These condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 31, 2022. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

SEPTEMBER 30, 2022

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.

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

In connection with the vote to approve the Charter Amendment, the holders of 30,188,729 shares of Class A common stock of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.03 per share, for an aggregate redemption amount of $302,873,885.

TAILWIND ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

Accordingly, the 3,232,841 and 33,421,570 shares of Class A common stock subject to possible redemption at September 30, 2022 and December 31, 2021, respectively, are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed consolidated balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

At September 30, 2022 and December 31, 2021, the Class A common stock reflected in the condensed consolidated balance sheets are reconciled in the following table:

Gross proceeds	$334,215,700
Less:
Proceeds allocated to Public Warrants	(12,700,197)
Common stock issuance costs	(18,132,174)
Plus:
Accretion of carrying value to redemption value	30,832,371
Class A Common stock subject to possible redemption, December 31, 2021	334,215,700
Plus:
Accretion of carrying value to redemption value	—
Class A Common stock subject to possible redemption, March 31, 2022	334,215,700
Plus:
Accretion of carrying value to redemption value	440,203
Class A Common stock subject to possible redemption, June 30, 2022	334,655,903
Less:
Redemption of Class A common stock on September 7, 2022	(302,873,885)
Plus:
Accretion of carrying value to redemption value	1,110,667
Class A Common stock subject to possible redemption, September 30, 2022	$32,892,685

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

TAILWIND ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it.

ASC 740-270-25-2 requires that an annual effective tax rate be determined and such annual effective rate applied to year to date income in interim periods under ASC 740-270-30-5. Our effective tax rate was 26.99% and 0.00% for the three months ended September 30, 2022 and 2021, respectively, and 2.38% and 0.00% for the nine months ended September 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2022 and 2021, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

TAILWIND ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering and (ii) private placement, since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 26,410,785 Class A common stock in the aggregate. As of September 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income per common stock is the same as basic net income per common stock for the periods presented.

	Three Months Ended				Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2022		2021		2022		2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Numerator:
Allocation of net income	$333,860	$105,144	$15,974,063	$3,993,516	$9,027,332	$2,425,352	$13,635,696	$3,408,924
Denominator:
Basic and diluted weighted average ordinary share outstanding	26,530,664	8,355,393	33,421,570	8,355,393	31,099,360	8,355,393	33,421,570	8,355,393
Basic and diluted net income per ordinary share	$0.01	$0.01	$0.48	$0.48	$0.29	$0.29	$0.41	$0.41

For the three and nine months ended September 30, 2022 and 2021, basic and diluted shares are the same as there are no securities that are dilutive to the stockholders under the treasury stock method.

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

SEPTEMBER 30, 2022

(Unaudited)

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

Administrative Support Agreement

The Company entered into an agreement, commencing on September 9, 2020, to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial, and administrative support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three months and nine months ended September 30, 2022 and 2021, the Company incurred $30,000 and $90,000 in fees for these services, respectively, of which $20,000 and $50,000 of such fee is included in accrued expenses in the accompanying condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021, respectively.

Promissory Note — Related Party

In June 2020, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable

TAILWIND ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

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

On September 9, 2022, the Company issued an unsecured promissory note in the principal amount of up to $600,000 to the Sponsor. The Company may request an additional aggregate amount of up to $150,000, which may be drawn down in two equal tranches. The Note does not bear interest and matures upon closing of the Company’s initial business combination. In the event that the Company does not consummate a business combination, the Note will be repaid only from amounts remaining outside of the Trust Account, if any. The proceeds of the Note have been deposited in the Trust Account in connection with the Charter Amendment. The Note may be converted, in whole or in part, at the option of the Lender into warrants of the Company at a price of $1.00 per warrant, which warrants will be identical to the private placement warrants issued to the Sponsor at the time of the initial public offering of the Company. As of September 30, 2022, there is $600,000 outstanding under this Note.

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

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

TAILWIND ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

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

On August 3, 2022, the Company and underwriter executed a waiver letter confirming the underwriter’s resignation and waiver of its entitlement to the payment of deferred fee under the terms of the underwriting agreement solely with respect to the proposed Business Combination between the Company and Nuburu Inc. (the “Proposed Business Combination”). This results in a gain contingency, as such the gain will be recognized once the contingency is resolved and the business combination with Nuburu is closed.

The Proposed Business Combination

On August 5, 2022, the Company (hereinafter referred to as Tailwind in this Note 6) entered into a business combination agreement (the “Business Combination Agreement”) with Merger Sub and Nuburu, Inc., a Delaware corporation (“Nuburu”) (the “Proposed Business Combination”). Capitalized terms used but not otherwise defined in this Note 6 will have the meanings given to them in the Business Combination Agreement, a copy of which was filed as Exhibit 2.1 to the Current Report on Form 8-K filed by Tailwind on August 8, 2022.

TAILWIND ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

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

At the effective time of the Merger (the “Effective Time”):

●	Each share of Nuburu preferred stock, par value $0.0001 per share, including Series A Preferred Stock, Series A-1 Preferred Stock, Series B Preferred Stock, Series B-1 Preferred Stock, and Series C Preferred Stock (“Nuburu Preferred Stock”), issued and outstanding immediately prior to the Effective Time shall be canceled and converted into the right to receive the number of shares of common stock, par value $0.0001 per share, of Tailwind (“New SPAC Common Stock”) equal to the greater of (A) the quotient obtained from (x) the applicable Preferred Stock Liquidation Preference of such share of Nuburu Preferred Stock divided by (y) $10.00 (such shares of Nuburu Preferred Stock receiving a number of shares of New SPAC Common Stock, “Unconverted Preferred Stock”), and (B) the product of (x) the number of shares of Nuburu Common Stock (as defined below) that such share of Nuburu Preferred Stock would be entitled to convert into as of immediately prior to the Effective Time in accordance with Nuburu’s Certificate of Incorporation, multiplied by (y) the Common Stock Exchange Ratio.
●	Each share of Nuburu common stock, par value $0.0001 per share (“Nuburu Common Stock”) issued and outstanding shall be canceled and converted into the right to receive the number of shares of New SPAC Common Stock equal to the Common Stock Exchange Ratio.
●	Each outstanding option to purchase shares of Nuburu Common Stock (each such option, a “Nuburu Option”), whether vested or unvested, will be converted into an option to purchase a number of shares of New SPAC Common Stock (such option, an “Exchanged Option”) equal to the product (rounded down to the nearest whole number) of (x) the number of shares of Nuburu Common Stock subject to such Nuburu Option immediately prior to the Effective Time and (y) the Common Stock Exchange Ratio, at an exercise price per share (rounded up to the nearest whole cent) equal to the quotient of (A) the exercise price per share of such Nuburu Option immediately prior to the Effective Time divided by (B) the Common Stock Exchange Ratio. Except as specifically provided above, following the Effective Time, each Exchanged Option will continue to be governed by the same terms and conditions, including vesting and exercisability terms, as were applicable to the corresponding former Nuburu Option immediately prior to the Effective Time.
●	Each outstanding restricted stock unit granted by Nuburu (each a “Nuburu RSU”) will be converted into a restricted stock unit of New SPAC Common Stock (such option, an “Exchanged RSU”) equal to the product (rounded down to the nearest whole number) of (x) the number of shares subject to a Nuburu RSU immediately prior to the Effective Time and (y) the Common Stock Exchange Ratio. Except as specifically provided above, following the Effective Time, each Exchanged RSU will continue to be governed by the same terms and conditions as were applicable to the corresponding former Nuburu RSU immediately prior to the Effective Time.
●	Each outstanding warrant to purchase shares of Nuburu Common Stock will be treated in accordance with its terms, as may be amended prior to the Closing, with any amendments subject to Tailwind’s prior written consent, not to be unreasonably withheld, conditioned, or delayed.
●	Each outstanding convertible promissory note issued by Nuburu (each a “Convertible Note”) will be canceled and converted into (A) shares of Nuburu Common Stock in accordance with the terms of such Convertible Note as of immediately prior to the Effective Time, which shares shall then be outstanding as of immediately prior to the Effective Time and subsequently converted into New SPAC Common Stock (and with such shares being entitled to participate in the Preferred Stock Issuance).

TAILWIND ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

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

Mutual Conditions

Under the terms of the Business Combination Agreement, the obligations of Nuburu, Tailwind and Merger Sub to consummate the Proposed Business Combination, including the Merger, are subject to the satisfaction or waiver (where permissible) at or prior to the Closing of the following conditions: (i) the Written Consent of the stockholders of Nuburu shall have been delivered to Tailwind; (ii) the SPAC Proposals shall have been approved and adopted by the requisite affirmative vote of the stockholders of Tailwind in accordance with the SPAC Organizational Documents and Law; (iii) no Governmental Authority shall have enacted, issued, promulgated, enforced or entered any Law, rule, regulation, judgment, decree, executive order or award which is then in effect and has the effect of making the Proposed Business Combination, including the Merger, illegal or otherwise prohibiting consummation of the Proposed Business Combination; (iv) the Registration Statement shall have been declared effective under the Securities Act, no stop order suspending the effectiveness of the Registration Statement shall be in effect, and no proceedings for purposes of suspending the effectiveness of the Registration Statement shall have been initiated or threatened by the SEC; and (v) Tailwind shall have at least $5,000,001 of net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Exchange Act).

TAILWIND ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

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

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2022, there were 3,232,841 Class A common stock issued and outstanding net of 30,188,729 Class A common stock redeemed on September 7, 2022 and at December 31, 2021, there were 33,421,570 shares of Class A common stock issued and outstanding, which are included as temporary equity on the accompanying condensed consolidated balance sheets.

Class B Common Stock — The Company is authorized to issue 50,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were 8,355,393 shares of Class B common stock issued and outstanding.

Holders of Class A common stock and Class B common stock will vote together as a single class on all matters submitted to a vote of stockholders except as required by law.

TAILWIND ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

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

NOTE 8. WARRANTS

As of September 30, 2022 and December 31, 2021, there were 16,710,785 and 9,700,000 Public Warrants and Private Placement Warrants outstanding, respectively.

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

TAILWIND ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

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

TAILWIND ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

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

At September 30, 2022, assets held in the Trust Account were comprised of $33,034,062 in cash. At December 31, 2021, assets held in the Trust Account were comprised of $2,040 in cash and $334,439,154 in a Treasury Preferred Fund. For the three and nine months ended September 30, 2022, the Company withdrew $706,648 of interest income from the Trust Account. For the three and nine months ended September 30, 2021, the Company did not withdraw any interest income from the Trust Account.

The gross holding gains (losses) and fair value of held-to-maturity securities at September 30, 2022 and December 31, 2021 are as follows:

Gross
		Amortized	Holding
	Held-To-Maturity	Cost	(Loss) Gain	Fair Value
September 30, 2022	U.S. Treasury Bills (Matured on August 18, 2022)	$—	$—	$—

December 31, 2021	Treasury Preferred Fund (Matured on February 17, 2022)	$334,439,154	$6,468	$334,445,622

TAILWIND ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021 indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		September 30,	December 31,
	Level	2022	2021
Assets:
Cash and marketable securities held in Trust Account	1	$33,034,062	$334,441,194

Liabilities:
Warrant Liability – Public Warrants	1	$1,336,863	$8,689,608
Warrant Liability – Private Placement Warrants	2	$776,000	$5,044,000

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

TAILWIND ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

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

On October 7, 2022, the Company issued a press release announcing the transfer of its listing to NYSE American LLC (“NYSE American”). In connection with listing on NYSE American, the Company voluntarily delisted from The New York Stock Exchange. The Company transferred its listing to NYSE American on October 12, 2022.

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

Recent Developments

On August 5, 2022, we entered into a Merger Agreement, by and among the company, Merger Sub, and Nuburu. See Note 6 above for a description of the Merger Agreement and the transactions contemplated thereby.

As disclosed in the definitive proxy statement filed by Tailwind Acquisition Corp. the Company with the SEC on August 17, 2022, as supplemented (the “Proxy Statement”), relating to the special meeting of stockholders (the “Extension Meeting”), the Sponsor agreed that if the Extension Amendment Proposal (as defined below) is approved, it or one or more of its affiliates, members or third-party designees (the “Lender”) will contribute to the Company as a loan $600,000 to be deposited into the trust account established in connection with the Company’s initial public offering (the “Trust Account”). In addition, in the event the Company does not consummate an initial business combination by the Charter Extension Date (as defined below), the Lender will contribute to the Company as a loan up to $150,000 in two equal installments to be deposited into the Trust Account for each of two one-month extensions following the Charter Extension Date. Accordingly, on September 9, 2022, the Company issued an unsecured promissory note in the principal amount of up to $750,000 (the “Note”) to the Sponsor. The Note does not bear interest and matures upon closing of the Company’s initial business combination. In the event that the Company does not consummate a business combination, the Note will be repaid only from amounts remaining outside of the Trust Account, if any. The proceeds of the Note have been deposited in the Trust Account in connection with the Charter Amendment. The Note may be converted, in whole or in part, at the option of the Lender into warrants of the Company at a price of $1.00 per warrant, which warrants will be identical to the private placement warrants issued to the Sponsor at the time of the initial public offering of the Company. On September 7, 2022, the Company held the Extension Meeting to amend the Company’s certificate of incorporation (the “Charter Amendment”) to extend the date (the “Termination Date”) by which the Company has to consummate a business combination from September 9, 2022 (the “Original Termination Date”) to January 9, 2023 (the “Charter Extension Date”) and to allow the Company, without another stockholder vote, to elect to extend the Termination Date to consummate a business combination on a monthly basis for up to two times by an additional one month each time after the Charter Extension Date, by resolution of the Company’s board of directors if requested by the Sponsor, and upon five days’ advance notice prior to the applicable deadlines, until March 9, 2023, or a total of up to six months after the Original Termination Date, unless the closing of the Company’s initial business combination shall have occurred prior to such date (the “Extension Amendment Proposal”). The stockholders of the Company approved the Extension Amendment Proposal at the Extension Meeting and on September 9, 2022, the Company filed the Charter Amendment with the Delaware Secretary of State.

In connection with the vote to approve the Charter Amendment, the holders of 30,188,729 shares of Class A common stock of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.03 per share, for an aggregate redemption amount of $302,873,885.

On October 7, 2022, the Company issued a press release announcing that it will transfer its listing to the NYSE American LLC (“NYSE American”), where the Company has been approved for listing. In connection with listing on NYSE American, the Company will voluntarily delist from The New York Stock Exchange. Following the transfer of its listing, the Company intends to continue to file the same periodic reports and other information it currently files with the SEC. The Company transferred listing to the NYSE American on October 12, 2022.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from May 29, 2020 (inception) through September 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we had a net income of $439,004, which consists of the interest earned on marketable securities held in Trust Account of $822,997 and the change in the fair value of warrant liability of $528,216, offset by operational costs of $749,880 and a provision for income taxes of $162,329.

For the nine months ended September 30, 2022, we had a net income of $11,452,684, which consists of the interest earned on marketable securities held in Trust Account of $1,573,401 and the change in the fair value of warrant liability of $11,620,745, offset by operational costs of $1,462,117 and a provision for income taxes of $279,345.

For the three months ended September 30, 2021, we had a net income of $19,967,579, which consists of the interest earned on marketable securities held in Trust Account of $ 18,214 and the change in the fair value of warrant liability of $20,336,305, offset by operational costs of $386,940.

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

For the nine months ended September 30, 2022, cash used in operating activities was $801,820. Net income of $11,452,684 was affected by interest earned on marketable securities held in Trust Account of $1,573,401 and the change in the fair value of warrant liability of $11,620,745. Changes in operating assets and liabilities provided $939,642 of cash for operating activities.

For the nine months ended September 30 2021, cash used in operating activities was $1,535,361. Net income of $17,044,620 was affected by change in fair value of warrant liabilities of $21,656,844 and interest earned on marketable securities held in the Trust Account of $82,072. Changes in operating assets and liabilities provided $3,158,935 of cash for operating activities.

As of September 30, 2022, we had cash held in the Trust Account of $33,034,062. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2022, we had $384,522 of cash held outside of the Trust Account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

On September 9, 2022, the Company issued an unsecured promissory note in the principal amount of up to $600,000 to the Sponsor. The Company may request an additional aggregate amount of up to $150,000, which may be drawn down in two equal tranches. The Note does not bear interest and matures upon closing of the Company’s initial business combination. In the event that the Company does not consummate a business combination, the Note will be repaid only from amounts remaining outside of the Trust Account, if any. The proceeds of the Note have been deposited in the Trust Account in connection with the Charter Amendment. The Note may be converted, in whole or in part, at the option of the Lender into warrants of the Company at a price of $1.00 per warrant, which warrants will be identical to the private placement warrants issued to the Sponsor at the time of the initial public offering of the Company. As of September 30, 2022, there is $600,000 outstanding under the Note.

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

Going Concern and Liquidity

We have until January 9, 2023 to consummate an initial business combination. It is uncertain that we will have sufficient liquidity to fund the working capital needs of the Company until the liquidation date. Additionally, it is uncertain that we will be able to consummate an initial business combination by this time. The Company may not have sufficient liquidity to fund the working capital needs of the Company until one year from the issuance of the financial statements included in this Report. If an initial business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. Management has determined that the mandatory liquidation, should an initial business combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after January 9, 2023.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the most recent fiscal quarter of 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in our Form S-4, initially filed on September 13, 2022 and as amended from time to time and our Annual Report on Form 10-K filed with the SEC on March 31, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

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

Date: November 14, 2022	TAILWIND ACQUISITION CORP.

	By:	/s/ Chris Hollod
	Name:	Chris Hollod
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Matt Eby
	Name:	Matt Eby
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)