Form 10-K
period 2022-12-31
Nuburu, Inc.
filed 2023-03-31
CIK 1814215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-39489

NUBURU, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	85-1288435
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
7442 S Tucson Way, Suite 130, Centennial, CO	80112
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (720) 767-1400

Tailwind Acquisition Corp.

1545 Courtney Ave, Los Angeles, CA 90046

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	BURU	NYSE American
Redeemable warrants, each whole warrant exercisable for one share of Common Stock at an exercise price of $11.50	BURU WS	NYSE American

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of voting stock held by non-affiliates of Tailwind Acquisition Corp., our predecessor ("Tailwind"), on June 30, 2022, based on the closing price of $9.95 for the then outstanding shares of Tailwind's Class A common stock as reported by the New York Stock Exchange, was approximately $332.5 million. Shares of common stock beneficially owned by each executive officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purposes.

The number of shares of Registrant's Common Stock outstanding as of March 31, 2023 was 33,585,544.

Documents Incorporated by Reference

Portions of the Registrant’s definitive proxy statement for the Annual Meeting of Stockholders to be held in 2023, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year ended December 31, 2022, are incorporated by reference into Part III hereof.

EXPLANATORY NOTE

On January 31, 2023 (the “Closing Date”), Nuburu, Inc., a Delaware corporation f/k/a Tailwind Acquisition Corp. (“Nuburu,” the “Company,” “we,” “us” or “our”), consummated the previously announced business combination pursuant to that certain Business Combination Agreement, dated August 5, 2022 (the “Business Combination Agreement”), by and among Nuburu, Compass Merger Sub, Inc., a Delaware corporation (“Merger Sub”), and Nuburu Subsidiary, Inc., a Delaware corporation f/k/a Nuburu, Inc. (“Legacy Nuburu”), following approval thereof at a special meeting of the Company’s stockholders held on December 27, 2022 (the “Special Meeting”).

Pursuant to the terms of the Business Combination Agreement, a business combination between the Company and Legacy Nuburu was effected through the merger of Merger Sub with and into Legacy Nuburu, with Legacy Nuburu as the surviving company in the business combination, and after giving effect to such merger, continuing as a wholly owned subsidiary of Nuburu (the “Merger” and, together with the other transactions contemplated by the Business Combination Agreement, the “Business Combination”). On the Closing Date, the registrant changed its name from Tailwind Acquisition Corp. to Nuburu, Inc.

Unless the context requires otherwise, references to “Tailwind” are to the Company prior to the Business Combination.

The Company’s common stock, par value $0.0001 per share (the “Common Stock”), is now listed on NYSE American LLC (“NYSE American”) under the symbol “BURU”, and warrants to purchase Common Stock at an exercise price of $11.50 per share are listed on the NYSE American under the symbol “BURU WS”. The audited financial statements included herein are those of Tailwind prior to the consummation of the Business Combination and the name change. Prior to the Business Combination, Tailwind neither engaged in any operations nor generated any revenue. Until the Business Combination, based on Tailwind’s business activities, Tailwind was a “shell company” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

The audited consolidated financial statements of Legacy Nuburu and its consolidated subsidiaries prior to the close of the Business Combination for the years ended December 31, 2022 and 2021, which is considered the Company’s accounting predecessor, are included in the Amendment No. 1 to the Form 8-K that is anticipated to be filed with the SEC on or about March 31, 2023.

i

ii

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risk and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

•
our success in retaining or recruiting, or changes required in, our officers, key employees or directors;
•
our public securities’ potential liquidity and trading;
•
the ability to maintain the listing of our Common Stock or the 16,710,785 whole warrants of the Company sold to public investors in the IPO as part of the units (the "Public Warrants") on a securities exchange;
•
our financial performance following this offering;
•
the anticipated benefits of the Business Combination;
•
the outcome of any legal proceedings that may be instituted against us related to the Business Combination;
•
existing regulations and regulatory developments in the United States and other jurisdictions;
•
the need to hire additional personnel and our ability to attract and retain such personnel;
•
our plans and ability to obtain, maintain, enforce, or protect intellectual property rights;
•
obtaining financing under that certain Purchase Agreement by and among the Company, Nuburu and Lincoln Park Capital Fund, LLC (“Lincoln Park”), dated as of August 5, 2022 (as it may be amended, supplemented or otherwise modified from time to time, the “Lincoln Park Purchase Agreement”) or pursuant to the Preferred Stock Sale Option Agreement between the Company and each of Anzu Nuburu LLC, Anzu Nuburu II LLC, Anzu Nuburu III LLC and Anzu Nuburu V LLC (the “Anzu SPVs”), dated as of August 5, 2022 (as it may be amended, supplemented or otherwise modified from time to time, the “Sale Option Agreement”);
•
the impact of the COVID-19 pandemic, including any mutations or variants thereof, and its effect on business and financial conditions;
•
our business, operations and financial performance, including:
•
expectations with respect to financial and business performance, including financial projections and business metrics and any underlying assumptions thereunder;
•
future business plans and growth opportunities, including revenue opportunity available from new or existing clients and expectations regarding the use of blue laser technology in 3D printing applications;
•
expectations regarding product development and pipeline;
•
expectations regarding research and development efforts;
•
expectations regarding market size;
•
expectations regarding the competitive landscape;
•
expectations regarding future acquisitions, partnerships or other relationships with third parties;
•
future capital requirements and sources and uses of cash, including the ability to obtain additional capital in the future; and
•
other statements detailed under the section entitled “Risk Factors” and in other sections of this Annual Report on Form 10-K.
•
Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements which speak only as of the date hereof. You should understand that the following important factors, in addition to those discussed under the heading “Risk Factors” and elsewhere in this Annual Report on Form 10-K, could affect our future results, and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements in this Annual Report on Form 10-K:
•
the outcome of any legal proceedings that may be instituted against us;
•
our ability to meet NYSE American’s continued listing standards;

•
the inability to recognize the anticipated benefits of the Business Combination, which may be affected by, among other things, competition, our ability to grow and manage growth profitably, maintain relationships with customers and suppliers and retain our management and key employees;
•
costs related to being a public company;
•
changes in applicable laws or regulations;
•
the possibility that we may be adversely affected by economic, business or competitive factors;
•
our inability to obtain financing under the Lincoln Park Purchase Agreement or pursuant to the Sale Option Agreement;
•
the impact of the COVID-19 pandemic, including any mutations or variants thereof, and its effect on business and financial conditions;
•
volatility in the markets caused by geopolitical and economic factors; and
•
other risks and uncertainties set forth in the section titled “Risk Factors.”

These and other factors that could cause actual results to differ from those implied by the forward-looking statements in this Annual Report on Form 10-K are more fully described under the heading “Risk Factors” and elsewhere in this Annual Report on Form 10-K. The risks described under the heading “Risk Factors” are not exhaustive. Other sections of this Annual Report on Form 10-K describe additional factors that could adversely affect our business, financial condition or results of operations. New risk factors emerge from time to time and it is not possible to predict all such risk factors, nor can we assess the impact of all such risk factors on our business, or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. All forward-looking statements attributable to us or persons acting on their behalf are expressly qualified in their entirety by the foregoing cautionary statements. We undertake no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

In addition, statements of belief and similar statements reflect our beliefs and opinions, as applicable, on the relevant subject. These statements are based upon information available to us, as applicable, as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and you are cautioned not to unduly rely upon these statements.

SUMMARY OF RISK FACTORS

The following is a summary of the principal risks described below in Part I, Item 1A “Risk Factors” in this Annual Report on Form 10-K. We believe that the risks described in the “Risk Factors” section are material to investors, but other factors not presently known to us or that we currently believe are immaterial may also adversely affect us. The following summary should not be considered an exhaustive summary of the material risks facing us, and it should be read in conjunction with the “Risk Factors” section and the other information contained in this Annual Report on Form 10-K.

Risks Relating to Our Business and Operations

•
We are an early-stage company with a history of losses. We have not been profitable historically and may not be able to achieve profitability in the future.
•
We received fewer proceeds from the Business Combination than we initially anticipated. We will require additional capital to finance our operations if we are unable to raise such capital when needed, or on acceptable terms, that could have a material adverse effect on our ability to meet our financial obligations and support continued growth and development.
•
Our limited operating history and the novelty of our blue laser systems make evaluating our business, the risks and challenges we may face and our future prospects difficult.
•
The engineering of certain of our laser systems is still in the prototype stage, and there is no guarantee that we will be successful in implementing production of our laser systems on a commercial scale.
•
If our laser systems contain design or manufacturing defects, our business and financial results could be harmed.
•
Insufficient warranty reserves to cover future warranty claims could adversely affect our business, prospects, financial condition and operating results.
•
The failure of our suppliers to deliver necessary raw materials and components that meet the specifications for our laser systems in a timely manner could cause installation delays, cancellations and damage to our reputation.
•
We depend on sole source or limited source suppliers.
•
We are highly dependent upon the ability to ship products to customers and to receive shipments of supplies from suppliers.
•
If we fail to accurately forecast component and material requirements for our products, we could incur additional costs and significant delays in shipments, which could result in a loss of customers.
•
There is no assurance that non-binding letters of intent and other indications of interest from customers will be converted into binding orders, sales, bookings or committed offtake contracts.
•
We expect to contract with a number of large companies that have considerable bargaining power, which may require us to agree to terms and conditions that could have an adverse effect on our business or ability to recognize revenues.
•
We currently partner with and in the future may derive a portion of our revenue from government entities, and significant changes in the contracting or fiscal policies of such government entities could have an adverse effect on our business and operating results.
•
Declines in the prices of our products and services, or in our volume of sales, together with our relatively inflexible cost structure, may adversely affect our financial results.
•
If we are not able to continue to reduce our cost structure in the future, our ability to become profitable may be impaired.
•
We are highly dependent on current key executives and if we are unable to attract and retain key employees and hire qualified management, technical, engineering, and sales personnel, our ability to compete and successfully grow our business could suffer.
•
Our expectations and targets regarding the times when we will launch our products depend in large part upon assumptions, estimates, measurements, testing, analyses and data developed and performed by us, which if incorrect or flawed, could have a material adverse effect on our actual operating results and performance.
•
Certain estimates of market opportunity and forecasts of market growth may prove to be inaccurate.
•
Incorrect estimates or assumptions by management in connection with the preparation of our consolidated financial statements could adversely affect our reported assets, liabilities, income, revenue or expenses.
•
Operational costs can be difficult to predict and may include costs from requirements related to the decommissioning of our systems.
•
We expect to incur significant research and development expenses and devote substantial resources to commercializing new products, which could increase our losses and negatively impact our ability to achieve or maintain profitability.
•
Our insurance coverage may not adequately protect us from harm or losses we may suffer.
•
There is no assurance that we will be able to execute on our business model.
•
Expanding operations internationally will subject us to a variety of risks and uncertainties that could adversely affect our business and operating results.

Risks Relating to Ownership of our Securities

•
Our Common Stock is subordinated to our Series A preferred stock, par value $0.0001 per share (the "Preferred Stock").
•
Shares of our Preferred Stock may be subordinate to any senior preferred stock we may issue and to any future indebtedness.
•
At the two-year anniversary of the Preferred Stock Issuance (as defined below), we will be obligated to redeem shares of our Preferred Stock for cash. There can be no guarantee that we will have funds available to make this redemption.
•
NYSE American may delist the Company’s securities from trading on its exchange, which could limit investors’ ability to make transactions in its securities and subject the Company to additional trading restrictions.
•
If our Common Stock is delisted from trading, the ability of holders of Preferred Stock to transfer or sell their shares of our Preferred Stock may be limited and the market value of our Preferred Stock will likely be materially adversely affected.

•
The Company’s stock price may change significantly and you could lose all or part of your investment as a result.
•
There is no public market for our Preferred Stock.
•
Future sales of substantial amounts of our Common Stock or Public Warrants in the public markets, or the perception that such sales could occur, could cause the market price of our Common Stock and Public Warrants to drop significantly, even if our business is doing well, and certain Selling Securityholders still may receive significant proceeds.
•
The Company’s stockholders will experience dilution as a result of the issuance of Common Stock (i) to Lincoln Park pursuant to the Lincoln Park Purchase Agreement, (ii) under the Equity Incentive Plan, (iii) under the ESPP, (iv) pursuant to the exercise of outstanding options, (v) to holders of Preferred Stock upon the conversion of their shares of Preferred Stock or (vi) pursuant to the future exercise of Public Warrants. Having a minority share position may reduce the influence that our current stockholders have on the management of the Company.

For a more complete discussion of the material risks facing our business, see Item 1A. "Risk Factors" below.

PART I

ITEM 1. BUSINESS

Unless the context requires otherwise, references to “Nuburu,” “we,” “us” or “our” in this section are to the business and operations of Legacy Nuburu prior to the Business Combination and to the Company and its subsidiaries following the Business Combination.

Corporate History and Background

We were originally incorporated in Delaware on July 21, 2020 under the name “Tailwind Acquisition Corp.” as a special purpose acquisition company, formed for the purpose of effecting an initial business combination with one or more target businesses. On September 9, 2020 (the “IPO Closing Date”), we consummated our initial public offering (the “IPO”). On January 31, 2023, we consummated a business combination with Nuburu Subsidiary, Inc. f/k/a Nuburu, Inc. (“Legacy Nuburu”), a privately held operating company which merged into our subsidiary Compass Merger Sub, Inc. (the “Business Combination”) and changed our name to “Nuburu, Inc.,” and we became the owner, directly or indirectly, of all of the equity interests of Nuburu Subsidiary, Inc. and its subsidiaries. In light of the fact that the Business Combination has closed and our ongoing business will be the business formerly operated by Legacy Nuburu, this business section primarily includes information regarding Legacy Nuburu’s business.

Overview

Nuburu is a leading innovator in high-power, high-brightness blue laser technology that is focused on bringing breakthrough improvements to a broad range of high value applications including welding and 3D printing. By delivering increased speed and quality we hope to enhance productivity and cost efficiency for manufacturers in the e-mobility, consumer electronics, aerospace and defense and 3D printing markets as well as to find additional applications currently not yet serviced by existing laser technologies.

We have invented, patented and developed what we believe to be the next pivotal point for manufacturing technology, with the potential to revolutionize the manufacturing industry by changing how products are made. Our technology is also aligned with the need to reduce carbon generation in manufacturing. Most manufacturing processes require heat to shape, manipulate and form basic materials into a product. The Nuburu laser system outperforms currently available alternatives by more efficiently coupling heat into the material being processed, thereby helping to promote a more sustainable future by using less energy and, in turn, generating less carbon in the manufacturing process.

A fundamental physical characteristic is that metals absorb blue laser light better than infrared (“IR”) laser light. In the case of materials such as gold, copper, silver and aluminum the advantage of blue laser light is substantial. The better absorption results in substantial improvements in the quality of the part produced, the yield of parts during production and the speed at which the part can be produced. We believe that these advantages enable efficiencies in the overall productivity of the manufacturing line and can extend the life of the products produced. We also believe that these characteristics will be advantageous to our customers, whether in upgrading existing manufacturing processes or enabling entirely new approaches to manufacturing through the use of Nuburu’s laser systems in either industrial welding or 3D printing technology applications.

Nuburu is currently shipping blue laser systems for welding applications such as batteries, large screen displays and cell phone components. We have performed thousands of welds in hundreds of application tests to date and we believe we have a strong and substantial customer pipeline for our laser light engines.

Nuburu has developed a thorough understanding of the market need for its laser light engines across a broad array of applications including battery, e-mobility, consumer electronics, and 3D printing metal systems. We estimate that our serviceable addressable market (“SAM”) will grow from approximately $4 billion today to approximately $33 billion by 2032 (see “— Market Opportunity”).

Nuburu’s co-founders identified these market opportunities at an early stage and began working in 2013 to protect their early mover advantage with a strong patent portfolio. Nuburu has over 190 granted and pending patents and patent applications globally, which include: blue laser applications such as welding, blue laser technologies, single mode blue laser technology, blue Raman laser technologies, addressable array technologies, and 3D printing using blue lasers. Notably, Nuburu has been awarded patent protection for the use of high-power blue lasers. At the time Nuburu was started, industrial quality, high-power blue lasers did not exist and Nuburu was the first to successfully apply blue lasers to the practice of welding and 3D printing.

Industry Background

Industrial markets have been a major focus for laser applications ever since the invention of the laser. In the early 1970s, lasers emerged as a useful source for cutting and welding. However, the material systems were limited to steel and other materials with low reflectivity given the long wavelengths of the Infrared Carbon Dioxide (IR CO2) lasers that were the mainstay of that era.

The first era was followed by the introduction of lamp-pump yttrium aluminum garnet (YAG) lasers in the late 1970s with a shorter wavelength and more compact size, which resulted in an expansion of applications into cutting, welding and drilling. The lamp pumped lasers were superseded in the 1980s by the invention of diode pumped solid state lasers which offered higher efficiency and superior reliability.

However, the lamp pump lasers still had poor absorption in materials such as aluminum and copper given the IR wavelength of these lasers.

In the early 2000s, the fiber laser was introduced into the industrial laser market and offered superior efficiency, reliability, and scalability than the diode pumped solid state lasers and was rapidly adopted because of its compact size. The fiber laser with its improved performance displaced the CO2 lasers in 3D printing and ushered in a new era for additive manufacturing (3D printing). Currently, fiber lasers account for approximately 50% of the total materials processing laser market according to Laser Focus World, in part because of their compact size and ease of operation. The fiber laser, however, still operates at the IR wavelength with low absorption in materials such as copper and aluminum.

Market Opportunity

We estimate the total addressable market (“TAM”) for industrial lasers that could be replaced by blue lasers (i.e., our total revenue opportunity at 100% market share, assuming no competition), to be $15 billion today and to grow to over $65 billion in the next ten years. Our estimated TAM was constructed by our management team using three primary elements: the 3D metal printing system market analysis published in the AMPOWER 2022 market report, the blue addressable laser market published in the Laser Focus World 2022 market report and the non-laser technology replacement market which was estimated by Nuburu based on its discussions with existing and potential customers about their expected production needs and anticipated demand.

Included in our estimated TAM is the 3D printing metal system market, which is a $2.7 billion market today, including machines, service and materials, and is projected to grow to over $8.4 billion by 2026 based on projections by AMPOWER and to $32.8 by 2032 based on our own estimates. The TAM for industrial lasers that could be replaced by blue lasers is $10.5 billion today and, assuming a greater than 10% compounded annual growth rate (CAGR), based on projections by Laser Focus World’s 2022 market summary and our own estimates, could reach approximately $35 billion by 2032. In addition, we have included a non-laser conversion TAM, which we estimate to be $0.75 billion today and which we project to grow to $5.6 billion by 2032, assuming the conversion of ultrasonic and contact welding methods to blue laser welding methods. This data is shown in the following chart and results in an estimated TAM of over $65 billion.

Total Addressable Market (TAM)

($B)
80
70
60
50
40
30
20
10
3D Printing Metal System[1]
Laser[2]
Non-Laser Technologies Replacement[3,4]
CAGR
20%
10%
26%
2022
2023
2024
2025
2026
2027
2028
2029
2030
2031
2032

(1) Source: AMPOWER 2022 and Nuburu estimates based on customer feedback.

(2) Source: Laser Focus World Industrial Forecast 2021 and Nuburu estimates based on customer feedback.

(3) Source: Nuburu estimates based on customer feedback.

(4) Includes non-welding technologies such as ultrasonic, resistance, TIG, selected soldering and others.

We have also estimated Nuburu’s serviceable addressable market (“SAM”), which is depicted in the chart below and represents the portion of our estimated TAM that can be served by our existing and planned products, again assuming no competition. Our management team constructed this estimate by conducting a bottom-up analysis that factored in discussions with customers and analyzed how the blue laser systems we manufacture today can address the laser welding and 3D printing markets. The calculation of SAM for our blue laser systems includes the conversion of non-laser machine tools to laser-based systems, and the battery, EV, consumer electronics and display manufacturing market segments.

The 3D printing portion is included in our calculation of SAM given our intent to penetrate this market with blue-laser based 3D printers. We estimate our SAM to be $4 billion today and expect it to grow to over $33 billion in the next ten years.

The estimated SAM shown below is a bottom-up calculation driven by feedback provided by a survey of certain of our current and potential customers in each of the sub segments indicated. The volume estimates consider:

•
the number of existing production lines to be retrofitted over time;
•
the number of planned new production lines;
•
an average estimated laser replacement of about four years; and
•
do not account for the use of blue lasers in new applications currently not utilizing lasers other than for very limited recently identified segments.

Based on the foregoing, we estimate the light engine industrial laser segment to grow from $2.7 billion in 2022 to over $9.5 billion in 2032, driven by the electrification of key market segments including batteries, e-mobility, consumer electronics and metal 3D printing systems. This projected market growth is a combination of new market opportunities and replacing fiber lasers and solid-state lasers in existing applications. The 3D printing metal systems market is expected to grow from over $2 billion in 2022 at a compounded annual growth rate (CAGR) of approximately 26% to over $32 billion in 2032, according to the AMPOWER 2022 report and Nuburu estimates.

Serviceable Addressable Market (SAM)

($B)
35
30
25
20
15
10
5
3D Printing Metal System[1]
Battery[2]
E-Mobility[2]
Consumer Electronics[2]
3D Printing Lasers[2]
Other Applications & Potential Adjacencies[2, 3]
CAGR
29%
26%
17%
21%
21%
26%
2022
2023
2024
2025
2026
2027
2028
2029
2030
2031
2032

(1) Source: AMPOWER 2022 and Nuburu estimates based on customer feedback.

(2) Source: Nuburu estimates based on customer feedback.

(3) Includes bio-instrumentation, display and others.

We believe Nuburu’s existing and planned products are well positioned to address our SAM, and as we continue to develop products based on new technology, we hope to be well positioned to compete in the larger TAM in the future.

Key Growth Trends

Over time, manufacturing operations have begun to integrate lasers into material processing applications. We believe that areas that have seen and continue to experience rapid growth, such as 3D printing, energy storage, e-mobility, and consumer electronics, have been more concerned with how, where and when they can integrate lasers into their operations, rather than if they should adopt them.

In addition to such long-standing trends of manufacturing ecosystems in converting to superior production technologies, there are two global macro trends that we believe will serve as powerful “tailwinds” driving growth in the market for laser systems, including (i) energy de-carbonization and electrification and (ii) supply chain improvements and manufacturing reshoring. Nuburu believes both of these trends will serve as drivers to the attractiveness and adoption of its products.

With respect to the trend of energy de-carbonization and electrification, many nations with large economies have announced and begun implementing, in varying degrees, energy policies directed at decreasing carbon emissions. The paths to executing these policies include increasing the electrification of certain modes of transportation. We expect to benefit from this trend, as batteries, which Nuburu’s blue laser technology is able to weld more efficiently, are a key element of these policies.

There is also a global trend towards making supply chain improvements and reshoring manufacturing to domestic production. The COVID-19 pandemic, and the related widespread lockdowns, combined with the Russian invasion of Ukraine, exposed vulnerabilities and weaknesses in global supply chains across an array of products. This has led companies and governments to reconsider their existing supply chains and has led to an uptick in business planning and policy-making that aims to relocate the manufacturing of key components and sub-assembly lines within domestic markets, closer to downstream assembly and manufacturing plants. One potential means to reshore and reduce supply chain vulnerability is to increase the use of 3D printing to allow manufacturers to “print on demand” the many components needed to fabricate products, or to completely print products in one step. We also believe that our products offer meaningful solutions to this trend, as Nuburu’s blue laser technology can help provide the means to cost effectively produce parts on demand.

Our Technology

Although IR lasers are the incumbent technology used in many systems today, we believe that they are not the optimum choice for processing aluminum, copper, gold, and other reflective metals. Nuburu believes its technology is well positioned to usher in a new era of manufacturing, extending laser technology to far broader applications and markets.

Nuburu is currently targeting two major markets: (i) laser welding or material processing and (ii) metal 3D printing. Both markets have grown substantially in recent years, already resulting in multi-billion-dollar TAMs and SAMs, and we believe both are poised to experience further substantial growth.

Welding

Nuburu’s initial focus is on the materials processing market. The blue industrial laser offers improved quality and speed to welding and joining applications driven by superior absorption of the blue laser relative to an IR laser. For example, in copper, which is an important material in the electrification wave of manufacturing, absorption of IR lasers is only 5%, while blue lasers achieve absorption of 65%.

Traditional IR welding and joining is effectively a violent process that vaporizes the target metal, ejecting particulates and leaving holes behind. To minimize these problems, IR lasers have employed multiple methods to minimize the defects when welding high reflectivity materials, the two most common of which are (i) the use of a scanner to create a swirl pattern on the metal and (ii) the use of a dual beam or ring beam.

The first method, the use of a scanner-based swirl pattern, does work, but it results in a more complex welding pattern which in turn results in a slower speed for a given laser power. By contrast, the blue laser of the same equivalent power can directly weld the copper material substantially faster (up to 8x faster) with minimal to no defects in the weld and minimal to no spatter generation during the welding process.

The second method, the ring laser beam, uses a lower power laser beam surrounding a high intensity laser beam. The lower power laser beam preheats the metal to the point that the high intensity laser beam can couple its energy into the part. In the case of copper, this preheating technique increases the absorption from about 5% to 15%, which is sufficient for the IR laser to be able to initiate the weld. By contrast a blue laser with the same power level will weld copper substantially faster (up to 8x faster) than the ring laser and with greater energy efficiency because of the much higher absorption of the blue laser beam (65%) compared to the IR ring laser. While the ring laser must use excess energy to even initiate the weld, the blue laser simply welds the parts. This is very evident when welding copper foils, where the ring laser is only capable of a spot weld, while the blue laser is capable of continuous welding of the foils, a feature highly desired in battery manufacturing.

Nuburu’s blue laser therefore offers valuable capabilities for improving the means to manufacture at a lower cost than what is currently possible with IR lasers. We also expect that these capabilities will lead to the wider adoption of laser welding as it will allow manufacturers that until now have used lasers primarily for welding steel and stainless-steel components to also use lasers on more reflective materials such as copper and aluminum (which are used in great quantities in electric vehicles).

Metal 3D Printing

Nuburu’s second focus is metal 3D printing. 3D printing is performed with many different methods; however, the most common laser-based methods fall into one of three categories: (i) laser powder bed fusion, (ii) direct energy deposition and (iii) laser-based wire feed. Each of these methods has its advantages, the powder bed fusion method currently offers the highest resolution and finest feature printing capabilities, but also the slowest printing rates. The direct metal deposition method has a poorer surface finish and cannot print as fine of features as the powder bed fusion, but it does achieve very high build speeds. The laser-based wire feed printing method produces a relatively rough surface finish, but it can print much larger parts at very high speeds which is its key advantage.

Powder Bed Fusion

Powder bed fusion is a method for 3D printing where a thin layer of powdered feedstock is laid down, and then an energy source melts particles together at specific locations on that plane. A subsequent particle layer is deposited and again selectively melted, joining powder on the top layer to the previously melted layer beneath. This process is repeated with a different pattern for each layer until the part is completed. Once completed, the part is removed from the build plate and the unmelted powder is recovered and recycled to be used again in the process. The part is cleaned, inspected and the final machining steps are performed to achieve the desired part features and dimensions.

When a laser is the energy source for powder bed fusion, the technique is called selective laser melting. Lasers are the preferable option for the energy source because alternative methods, such as an electron beam, require the build volume to be in a vacuum. However, traditional IR lasers suffer from the same limitations in 3D printers that also limit their effectiveness in welding applications. A high intensity laser beam is rapidly scanned across the powder bed melting and vaporizing the metal particles. While the smallest particles are readily vaporized, some portions of the larger particles are also vaporized. This is problematic in several ways. First, the metal plume that comes off the powder as the metal vaporizes requires complex fume filtering and management. Second, metal vaporization being trapped in the part during printing may create a void or defect in the part that could be a weakness in the final part produced. This weakness may be a mechanical weakness, or in the case of copper, the thermal and electrical characteristics may be degraded due to the presence of these voids. A third issue that arises when trying to scale the physical part size and the printing volume is the management of the plume of metal as it can easily redeposit on an adjacent area of the part or an adjacent part. This condensation of the metal vapor can also cause voids and defects in the parts, making scaling up laser powder bed fusion systems using IR lasers challenging for machine designers because of these limitations in the fundamental process of rapidly melting the metal.

When used in a powder bed fusion application, the blue laser can be incorporated in one of two ways. The first, is simply a drop-in replacement for the IR laser, which already represents a significant improvement as blue laser has the advantage of increased absorption and consequently increased printing speed. This printing speed advantage has been demonstrated by Nuburu in both copper and stainless steel, with consistently faster printing speeds than achieved with an IR laser.

However, the blue laser, because of its high absorption rate, can also be used in a different mode of printing, one that does not lead to vaporization of the metal and consequently a dramatic reduction in the voids or defects created in the part during the printing process. This process is the conduction mode printing process where a large spot size with a low laser power density is used to take advantage of the enhanced absorption of the laser beam. The use of this large spot size is best described as area printing, where the spot is an image to be printed rather than just a spot. This results in a very calm melting of the powder with little to no vaporization, thereby substantially eliminating the need for fume management and successfully avoiding many pitfalls of the current 3D printing methods. The result is a substantial increase in print speed and the ability to easily scale up the printing method to large areas or to a large part count in a single printing run.

Direct Energy Deposition (DED)

Direct Energy Deposition (DED) is the method where the powder is delivered by a nozzle into the laser beam as the beam traverses the part being produced. The advantages of this method include the very efficient use of powder and the ability to deposit metal at a very high build rate. The powder use is more efficient than a powder bed system, because only the powder to be deposited is used in the process, unlike a powder bed, where the entire area of the part is covered with powder as it is being produced. This method has been in use for many years for remanufacturing old parts as well as producing new parts. A very precise motion control system is required to maintain surface quality as well as build quality. However, the surface quality and the minimum wall thickness is a direct function of the large spot size used in this method and consequently this method cannot achieve the same part resolution or surface finish as a powder bed based system.

We believe that the blue laser is an ideal source for this method because of its ability to couple the laser power efficiently into the powder as it is rapidly approaching the build surface. The powder must be completely melted before reaching the surface to be properly incorporated into the build. The high absorption characteristics of the blue laser light enables the rapid heating of all metal materials that would be used with this method, resulting in Nuburu’s blue laser achieving an increase in build speed of up to 7x in copper and 3x in stainless steel compared to an equivalent IR laser.

Laser-based Wire Feed

Wire feed deposition is the method of 3D printing where a wire is fed into the laser beam as the beam traverses the part. This method has also been used for many years for remanufacturing old parts as well as producing new parts. A very high precision motion control system is likewise required to maintain surface quality as well as build quality. The overall surface quality and minimum wall thickness is limited by the wire thickness used in this method. Consequently, this method cannot achieve the same part resolution or surface finish as a powder bed system, but it can achieve very high metal deposition rates.

We believe that the blue laser is an ideal source for this method because of its ability to couple the laser power efficiently into the wire as it is rapidly approaching the build surface. The wire must be completely melted just as it reaches the build surface. This approach requires a wire feed head that can operate in any direction coupled to the blue laser and a very fine control of the wire as it is fed into the laser beam. The approach can deposit material very fast and uses a gantry style system to trace out and build the part. Some companies have used 6-axis robots to accomplish the same type of build, allowing very large parts to be fabricated out of materials such as titanium and other alloys. Nuburu is working with other companies that are developing systems using a very fine wirefeed method which should greatly improve the surface finish and allow the manufacturing of very large parts (~1m3).

Blue Laser in 3D Printing

Nuburu believes its blue laser technology has the potential to be a novel solution for 3D printing by opening an entirely new path to lowering 3D printing costs. We expect the blue laser light engine will be a “plug and play” replacement for today’s IR lasers, enabling both new systems to be built as well as old systems to be upgraded. Once upgraded, we expect that these light engines will provide a wider material processing capability, higher printing speeds, better resolution and stronger as printer parts. Nuburu has demonstrated this capability by integrating its blue laser into a commercial 3D printed and quantifying the speed and performance advantages. In addition, the blue laser has demonstrated the ability to print “hard to print” materials such as copper and gold. These results can be attributed to the enhanced absorption characteristics of the blue laser light which enabled the blue laser to print these materials when the IR lasers could not melt the base material in either a powder bed printer or wire feed printer. These results highlight that Nuburu’s blue laser provides increased flexibility with respect to the material used in blue laser-based 3D printer. We believe this flexibility in material processing makes the blue laser a superior choice for customers when designing their production lines and making their purchasing choices.

A challenge with 3D printing is to print parts that are competitive in cost with more conventional metal manufacturing methods such as casting and injection molding. Nuburu has demonstrated and applied for patents on a new area printing technology (“APT”). Nuburu is currently designing and testing this new technology which we believe has the potential to greatly increase the printing speed of a more conventional 3D printer. The projected printing rates for this technology would make the per part cost competitive with more conventional means of manufacturing such as sand casting and injection molding. We believe that the APT approach to printing challenges the paradigm of today’s 3D printers and consequently has the potential to become a breakthrough technology that could propel 3D printing into major manufacturing markets by meeting the cost per part required by these industries and permitting the printing of much larger parts.

Nuburu has already demonstrated this printing technique in the laboratory and is now being funded through a U.S. Air Force contract from AFWERX to develop a full-scale version of such a printer (see “— Research and Development — Research”).

Benefits of Our Technology

We believe Nuburu’s blue lasers are an ideal manufacturing tool for a number of reasons.

Wavelength Characteristics

Fundamental physics states that the color of the light directly represents the energy carried by light. As the energy of the light increases so does the ability of materials to absorb this energy. Metal absorption is one manifestation of this inherent property of blue. In other words, no amount of manipulation can change the way that metals absorb other wavelengths of light, meaning that blue has an inherent superiority for processing steel, gold, titanium, aluminum, copper, nickel, and many other metals. This applies to metal surfaces that are machined, polished, sandblasted or etched which has no effect on the ability of the laser to melt or weld the material.

Superiority to IR Lasers

The blue laser is adept at welding parts that are difficult for an IR laser to weld, particularly reflective metals such as copper, gold and aluminum. The IR wavelength is poorly absorbed by these materials, so IR lasers struggle to create and sustain melting. The ways that IR lasers can overcome the absorptivity issues are either by preheating the metal or by increasing the laser intensity until the material vaporizes and creates what is termed a keyhole. While this allows absorption, the process is violent and creates spatter and debris on the component and voids in the weld. Spatter creates loose debris in assemblies which may cause electrical short circuits and failure. Pores in the weld zone reduce strength and electrical performance.

A substantial number of products requires some level of welding, for example, batteries in an electric vehicle, cell phones, cell phone components and large screen displays. These products contain significant amounts of copper, gold, aluminum and stainless steel which must be joined together at some point during the assembly of the product. Nuburu’s light engines are able to deliver the necessary heat required to weld the precision parts together quickly and with high manufacturing yields.

Permits Welding of Smaller Features

Nuburu uses patented technology to spatially and spectrally combine the outputs of blue wavelength diodes. The diodes are individually aligned to produce smaller spot size and higher intensity. This high intensity, or brightness, creates a smaller laser focus and therefore allows welding or melting of smaller features. In addition, the high brightness allows greater distances from the focus lens to the workpiece allowing scan head beam delivery or access into remote positions. In summary, Nuburu blue lasers offer flexible output for use in an automated machine.

(1) Speed across materials on a per watt basis.

3D Printing Compatibility

Nuburu provides manufacturers with blue lasers for welding, cutting, stripping coatings and 3D printing. These lasers, when combined with external optical components, make up a light engine. Our customers are able to integrate our blue light engines into their manufacturing processes in a variety of ways, including by directly attaching the laser to a scanner to allow for rapidly redirecting of the laser beams across a part or, in the case of 3D printing, the powder bed. We believe that this compatibility enables our blue laser-based light engines to be a plug and play replacement for today’s IR lasers.

Alternatively, a Nuburu laser fiber could be attached to a welding or cutting head and then mounted on a motion system to allow the laser beam to be moved and repositioned. Finally, a Nuburu light engine could consist of a Nuburu laser and a light modulation system that enables a new generation of 3D printers based on APT rather than single spot printing, which is currently the industry standard. We believe this approach to 3D printing, which we are currently working to develop, has the potential to revolutionize the industry by delivering increased speed and quality in printing metal parts.

Modular Design

Nuburu’s laser systems are based on a modular design where the lowest power module is the building block for higher power systems. This homogenizes the supply chain, streamlines production and allows for rapid new product development. By using a common module approach, we aim to achieve lower costs, consistent performance, good reliability and simplified serviceability.

Simple Design

The Nuburu laser designs are straight forward and designed for automated assembly. The light from the individual laser diodes is combined with no additional steps to create the beam. This is referred to as a direct diode laser source and is more efficient than other technologies, requiring less electrical power to run the machine. To achieve high power, high brightness from its laser systems, Nuburu’s automated manufacturing methods align all of the optical components of the system. Each laser diode operates at a different wavelength or color and they are each superimposed on each other to achieve a laser beam brightness that is the same as a single emitter. A linear array of sources is created with this method which represents the highest brightness and power that can be achieved from the combination of so many laser diodes. The high brightness translates into the lowest possible beam divergence for the product. The low beam divergence is essential for integration with industry-standard optical scanning systems, including those integral to both production lines and powder bed fusion 3D printing.

Recognition

The value proposition of the Nuburu commercial product line has led to several industrial and academic partnerships, along with industry recognition, including: Finalist Prism Award — Photonics Media (2018), Innovators Award, Platinum Honoree — Laser Focus World (2018), Innovators Award, Gold Honoree — Laser Focus World (2019), Innovation Award — Laser World of Photonics (2019), Technology Innovation Award, Best Practices Award, Frost & Sullivan (2019), and Innovators Award, Gold Honoree — Laser Focus World (2020). In addition, in 2019, Frost and Sullivan awarded Nuburu its Technology Innovation Award recognizing Nuburu as a company employing best practices.

Key Advantages

For welding applications, Nuburu’s blue industrial laser provides the following key advantages when compared to conventional welding methods:

•
High energy process efficiency due to the high absorption of the blue laser light;
•
Higher speed because there is no need for pre-heating;
•
Greater part strength due to minimal voids;
•
Lower electrical resistance due to minimal voids; and
•
Superior part quality due to lack of ejected material during the welding process.

For additive manufacturing, Nuburu’s blue laser light engines provide the following advantages:

•
High energy process efficiency due to the high absorption of the blue laser light;
•
Higher speed because of the higher absorption on the parts;
•
Greater part strength due to minimal voids;
•
Lower electrical resistance due to minimal voids;
•
Higher part yield due to the reduced spatter not causing defects in adjacent parts; and
•
Smaller part size as the blue laser can be focused on a tighter spot size.

Our Products

In 2017, Nuburu launched the world’s first commercially available high-power blue industrial laser, the Nuburu AO-150. This laser demonstrated the ability to weld the thin foils used in lithium-ion batteries.

These batteries are the predominant rechargeable power source for portable devices and tools, and are built using layers of thin copper and aluminum foils separated by electrolytes that hold and release the electrical charges. The foils must be joined along one edge, but traditional manufacturing methods of achieving this have been unsatisfactory: Soldering is time consuming; ultrasonic welding creates poor quality welds and requires tool contact and thus entails associated repair and replacement costs; and the IR can only spot weld these foils, both of which prevent batteries from achieving high performance. By contrast the Nuburu AO-150 welds these foils rapidly with essentially no particle ejection or voids left behind.

In 2018, Nuburu launched the higher power AO-500 and additional supporting hardware, extending the range of applications for the blue industrial laser. For example, the lithium-ion batteries described above are built around thin foils, but the foils are welded to tabs, the tabs to the case, and then the case to busbars that connect individual modules together for high-capacity batteries. Each of those joints might connect different materials and different thicknesses of materials. A single blue industrial laser can perform all these welds with straightforward adjustments of laser power and other parameters. This provides the direct advantage of high-quality connections produced at high speeds, and the indirect advantages associated with reduced production line footprint, and decreased maintenance and training costs.

Nuburu has continued to improve the performance of the blue industrial laser. In 2019, Nuburu was able to integrate the next generation of laser diodes into the AO-150 and AO-500 products producing 200 Watt and 650 Watts respectively, which enabled us to introduce the AO-200 and the AO-650. Nuburu continues to improve the performance of its AO-650 laser with the latest lasers with greater lifetime and power margin. Nuburu has combined two AO-650 lasers to study applications requiring up to 1,400 Watts of laser power. Numerous tests were performed at power levels up to 1,400 Watts providing a guideline for the products that will be needed to address the major copper welding markets indicating that higher power and smaller spot sizes will be needed.

Nuburu based its long-term roadmap, shown in the chart below, on these early test results. Following these results, an entirely new product design approach was adopted that we expect will provide higher brightness and rapid scalability to multi-kilowatt (“kW”) power levels. This is the BL series laser, where the beam quality has been improved by a factor of 3x and the output power of the base model has been upgraded to 250 Watts.

Nuburu announced the commercial launch of the first laser in the NUBURU BL Series, the BL-250, in January 2023. We anticipate that the BL-250 will serve as the base building block for additional products. By combining multiple modules into a single laser system, Nuburu expects to develop a product with increased continuous power. For example, combining four BL-250 modules into a single laser system would allow for a product with over 1,000 Watts of continuous power. Furthermore, by combining the 1,000-Watt subsystems, Nuburu expects to be able to extend the output power to 2kW and 4kW. Nuburu anticipates that the output power of the blue laser diodes in these systems will continue to improve and expects upgrades to these systems will be straightforward resulting in an upgrade of these systems to 1.5kW, 2.5kW and 4.5kW. With this modular design approach, we expect to rapidly achieve scale in our automated production line, homogenize our supply chain, streamline our production, and increase the speed of product development. We expect this modular approach to enable us to deliver consistent performance, good reliability, and simplified customer serviceability at competitive prices.

We expect to begin releasing the high-power systems ranging in power from 1.5kW to 4.5kW in 2024. For this line of products, Nuburu expects the final products to be in the form of a light engine, encompassing both the laser and the beam delivery system. Our beam delivery system can be one of two types: (i) an optical scanner-based system or (ii) a welding head with sensors. We are developing the BL product line to be compatible with existing scanners, which works by rapidly scanning the beam across the processing surface with a pair of orthogonal mirrors.

Both our AO and BL product lines have been designed to be compatible with standard welding heads which may include a variety of sensors, such as a seam tracker and a weld quality monitor. These beam delivery systems are an add-on to the sale of laser systems because Nuburu is committed to providing a complete welding solution to its customers.

We are also currently working to develop the next generation of blue lasers to be released in our product roadmap, involving a single mode blue fiber laser (NUBURU SMTM Series) which we anticipate being unmatched in performance and brightness in the industry. We have designed and are currently testing the first alpha prototype. We are designing this line of single mode blue lasers to be compatible with both types of beam delivery systems; however, the optical scanner will be the preferred beam delivery system. Today every powder bed 3D printer uses an IR laser and a scanner. We are designing the Nuburu single mode laser to be a direct drop-in replacement for the incumbent IR lasers. 3D printing with the blue single mode laser benefits from the high absorption of the blue light creating solid parts with good surface quality at near net shape independent of the material being processed. For steel, titanium, pure copper, and copper alloys, our initial testing results demonstrate significant improvements in build rate and part quality, and reduction in post-processing time.

Our Competitive Strengths

Disruptive Technology: We believe our technology will disrupt and enable fast growing markets such as e-mobility, consumer electronics, aerospace and defense and 3D printing, while also helping to promote a sustainable future.

Proprietary Technology: We have an extensive IP portfolio, with over 180 granted and pending patents and applications worldwide.

Customer Engagement: We have engaged with blue chip companies in large, global industries as current and target customers. Over time, we also anticipate follow-on revenue streams from supplying replacement lasers and light engines and from conducting any required servicing.

Experienced, Founder-led Leadership: We have a pioneering, founder-led, and visionary management team with a track record of innovation and execution in the laser industry.

Growing Market Adoption: We have already shipped 36 systems to 26 customers, and have partnerships with Essentium and AFWERX.

Our Growth Strategy

Nuburu aims to become the pre-eminent global supplier of lasers for welding and 3D printing for a significant range of industrially important metals in both established and emerging manufacturing applications. Our growth strategy is driven by two global industrial trends:

The growing importance of quality and speed for large scale volume manufacturing in energy storage, consumer electronics, e-mobility, aerospace and other industries.

Burgeoning 3D printing applications, particularly for high-value aerospace, automotive and medical metal parts.

Some key aspects of our growth strategy include:

Maintain and develop products for welding

Nuburu expects to make the blue laser the technology of choice for welding applications such as batteries, consumer electronics (such as cell phones, tablets and large screen displays), electric vehicles and renewable energy. The speed, quality and yield that can be achieved with the blue laser is the key driver in its adoption into these markets. Nuburu’s AO product line has already made inroads into manufacturing components for cell phones, displays and wire-feed 3D printing. We expect that Nuburu’s BL product line will expand the range of applications that can be addressed by combining the blue laser with a scanner to enable remote welding of batteries, consumer electronics and electric vehicle components. The scanner capability opens market opportunities for the blue laser because of its ability to rapidly move the beam from weld seam to weld seam. This light engine provides the production speed and quality sought by manufacturers for welding batteries, consumer electronics and electrical vehicle components.

Integrate Blue lasers into Directed Energy Deposition 3D Printing

Nuburu has integrated its AO-650 into a Directed Energy Deposition (DED) machine capable of printing parts using blown powder. In a direct comparison, the Nuburu blue laser outperformed an IR laser by a wide margin resulting in a substantial improvement in printing energy efficiency which translates directly to speed, a superior surface finish, and near forged metal densities. While this is a small portion of the additive market, it is an important one that enables our light engines to print large scale parts from a variety of materials such as titanium and copper alloys. The blue laser-based DED machine provided manufacturers with the speed, surface finish and densification required by markets such as aerospace.

Integrate single mode blue laser into additive machines

Nuburu is developing a single mode blue laser (SM) that we expect to be a drop-in replacement for the IR fiber lasers used in 3D powder bed printers today. This technology is at the center of the Nuburu research and development efforts where the initial demonstration of a single mode blue fiber laser was successful. Nuburu is now working to scale the output power of the laser to its initial offering of 100 Watts CW. This laser is expected to expand the additive space, allowing the fabrication of parts that are 10x the size of parts fabricated with an IR laser, at speeds up to 7x faster for a given power level and to print metals that are reflective in the near IR. This technology is compatible with existing systems, allowing customers the flexibility to upgrade their existing systems to blue as an alternative to ordering an entirely new 3D printing system. The improvement in process speed and part quality is expected to enable the mass adoption of 3D printing in aerospace, healthcare, dentistry, jewelry and other general manufacturing applications.

Next Generation Blue Laser Additive Systems

Nuburu has demonstrated the ability to print metal parts with its APT. We expect that this system will flash print over 2 million spots simultaneously in an area over 1,000x greater than the single spot used in today’s printers. The laser light engines are modular in their design which allows a powder bed printer system to be outfitted with a single light engine or multiple light engines. Multiple light engines provide a path to very high printing speeds, and lower operating costs. This method of printing relies on the conduction mode printing referred to earlier in this document and will not have the complicated fume management systems required in today’s large area printers. A system based on several light engines has the potential to achieve 10-20kg/hr printing speeds while maintaining a 0.050mm minimum part resolution. We expect that a breakthrough in speed while maintaining resolution and part quality will enable adoption in cost sensitive markets such as automotive and consumer products.

With respect to all of the 3D printing applications, Nuburu anticipates growing its capabilities organically or through partnerships or acquisitions.

Extend Blue Laser Capabilities

Nuburu believes it has only started to uncover the many potential applications of this technology beyond the two major markets explored to date: vehicle electrification and 3D printing. With expanded resources we expect to be able to uncover additional applications in defense, healthcare, solar energy and semiconductor processing markets. In addition, we believe that as Nuburu introduces new products they will find applications in the growing market-place.

Manufacturing and Supply

Manufacturing

Nuburu is located in Centennial, Colorado with an approximate 30,000 sq. ft. facility. The facility primarily supports applications testing, manufacturing, engineering, and research and development of lasers and laser systems. Approximately 2,400 sq. ft. of our facility is a clean room facility in which the laser light engine modules are manufactured, assembled, and tested. Other areas of the facility facilitate the integration of the laser light engine modules with control and power electronics into a chassis to form laser systems. Completed laser systems undergo testing and quality control within the facility.

We anticipate that our current facility can support the manufacturing volumes forecasted through 2025 and perhaps beyond. Needed capacity increases can be accomplished by improvements to the manufacturing line, adding equipment to bottleneck manufacturing steps as well as expansion of key areas. Specifically, we are planning to expand the cleanroom area to 3,200 sq. ft. by extending it into a currently unused space. We expect to be able to improve production flow through modest infrastructure leasehold improvements, such as removal of divisive walls and inclusion of doors and passthroughs in strategic locations. These improvements would allow the product assembly to flow in a continuous uninterrupted line, increasing efficiencies.

Nuburu’s lasers are designed to be compatible with automated manufacturing methods. Nuburu continually improves the design of its lasers as well as the automation equipment required to manufacture these systems. Our strategy for scaling up our existing manufacturing line is based on two key elements: (i) optimizing the automated production flow and (ii) minimizing the touch labor. The automated assembly provides both the needed precision as well as the reproducibility of the assembly to manufacture the high precision blue laser modules. Since the key steps are performed with automated machines, we can minimize both the touch labor as well as the skill set needed for manufacturing. These elements combine to provide Nuburu with a cost effective and scalable manufacturing strategy. However, once the base production line design is finalized, the entire production line may be replicated as many times as is needed to increase capacity, limited only by space constraints and infrastructure limitations.

Throughout the manufacturing process, Nuburu uses multiple screening steps to check the quality of its products beginning with an initial automated screening test that identifies laser diodes that are below performance standards. For this initial test, six laser diodes are integrated into an assembly and undergo a visual inspection. The diodes are also turned on to quantify their performance and verify that they meet specifications. Those units are then integrated into a screening station and operated for a predetermined period to eliminate early failures, which are referred to as infant mortalities. Once they have passed this first step, they are integrated into a module, which is then tested for performance before integration into a system. After integration into a system, Nuburu uses a week-long test procedure to confirm that the electronics and laser are performing according to specifications.

We expect to work to reduce waste and limit costs while developing robust manufacturing processes with the aim of enhancing our competitive advantage in the marketplace. To do this, we expect to incorporate the Six Sigma Lean methodologies as well as ISO quality standards to ensure we meet customer expectations. With Six Sigma, we expect to further improve the quality of our products and decrease the variations that cause rework or defects. By incorporating the 5S pillars of the Six Sigma process into our day-to-day work life, we expect to develop a streamlined productive work environment ensuring organized and improved cycle times, with the aim of reducing the cost of goods sold. Through these tools we aim to create an environment that demands quality and performance, while reducing downtime and defects that are generated from undefined processes and underutilized talent.

We anticipate that as we ramp up our manufacturing, we will require additional engineers and production personnel to build out and then operate our manufacturing capabilities.

Supply

We purchase raw materials used to manufacture our products and other components, such as laser diodes, micro-optics, optics, optical filters, bulk optics, cooling components, electronic components, and other materials, from various suppliers. We purchase materials and components through purchase orders or agreed-upon terms and conditions with our key suppliers. To mitigate raw material and component supply chain issues and risks, we aim to take a variety of actions such as second source qualification, accumulation of safety stock and vendor surveillance. We may also consolidate our supply base and move supplier locations. If we transition locations, we may increase our inventory of such products as a “safety stock” during the transition, which would cause the amount of inventory reflected on our balance sheet to increase.

Partnerships

Over the past five years, Nuburu has developed a number of partnerships in cell phone component welding systems, display welding systems, and 3D printing.

Key research institutes

Nuburu has established various partnerships, past or current, with prominent welding and 3D printing institutes including Edison Welding Institute in North America, two Fraunhofer institutes and Munich Technical University in Germany, Warwick University (WMG — Energy Innovation Center) in the United Kingdom, Osaka Welding Institute in Japan and Shanghai Jai tung University in China. The purpose of these partnerships has been to validate our own testing and benchmark our metal processing application results against incumbent technologies used in manufacturing, including for example against IR lasers, ultrasonic welding, resistance welding and tungsten inert gas welding.

Key customers & partnerships

Nuburu has also developed key partnerships with selective customers. We have performed hundreds of applications and thousands of test welds for customers and target customers around the world. These applications serve as a validation of customer specific application over a wide range of welding applications including batteries, consumer electronic components, heat sinks for cell phones (vapor chambers), 3C applications such as connectors, PC board interfaces, flex circuits and 3D printing.

The first-generation AO-650 has been qualified by and is already operating in the production of vapor chambers by a key integrator in Asia. Our AO-150 is in the manufacturing qualification stage with two large systems for mask welding by an organic light-emitting diode (OLED) manufacturer in Asia. We recently also finalized a multi-year supply and license agreement for a 3D printing application with Essentium, a manufacturer of 3D printing platforms. We have delivered our AO blue laser systems to over ten large brands worldwide which have been installed on-site at our customers’ manufacturing facilities and are currently undergoing engineering and manufacturing qualification testing. Many of our existing customers have indicated interest in also testing and qualifying our new BL product line, which we launched in January 2023 and expect to begin shipping in the second quarter of 2023. A major integrator of battery welding production lines has already expressed an intent to order a BL high-power product for their development laboratory.

Research and Development

We conduct research and development efforts on our laser technology for new products at our headquarters in Colorado and we conduct research on applications at both our headquarters and partner facilities.

Research

We are currently conducting research that aims to continuously improve our blue laser systems. Our laser research is concentrated in two areas: (i) creating the highest possible brightness laser from blue laser diodes and (ii) developing a single mode blue laser source.

Nuburu has been studying numerous methods for increasing the brightness and power levels of its product line. These studies are focused on maximizing the brightness of our direct diode laser technology and include wavelength multiplexing, spectral beam combining and coherent beam combining. Nuburu is also testing numerous methods to build a single mode blue laser system with the aim of maximizing laser performance. We are currently working to scale up the output power of the latter to the industrial product levels of 100 Watts or more. A 100-Watt single mode blue laser is an ideal drop-in replacement for the single mode IR lasers currently in use in 3D printers.

Nuburu is also developing APT that uses millions of laser beams to simultaneously print a portion of a metal part in a single shot. This approach to 3D printing would allow breakthrough speeds and resolution for the parts being printed. This is because current 3D printers work by scanning a laser beam across the powder bed to fuse a very small spot of metal onto the printed part. The printing speed is limited by two factors, the amount of laser energy that can be absorbed by the metal and the speed at which the scanner can move the laser beam. These factors ultimately limit the amount of laser power that can be used and the speed at which any single scanner-based 3D printer can print. This is not the case with Nuburu’s APT, where the millions of laser beams illuminate an area that is approximately 1,000x the size of the spot typically used in a 3D printer ultimately resulting in a radically new approach to 3D printing that greatly reduces spatter and fumes that can cause defects in the parts being produced. We believe that multiple parts can be produced simultaneously on a single build plate without the issue of defects and further, that very large parts can be printed without concerns over part integrity. Nuburu is currently engaged in a project funded by the Air Force Research Labs through the AFWERX program to develop this large-scale, high-speed 3D printer.

Nuburu’s APT’s uses Texas Instruments Digital Light Projector (DLP) to create a blue laser image on the powder bed with millions of pixel resolution. These devices were designed for large movie theaters and as a result they can handle high blue laser power levels. This provides the ability to create an image on a powder bed that is over 1,000x the size of the spots used today but with sufficient power density to fuse the powder layer by layer into a 3D printed part. The result is higher printing speeds with 0.050mm of resolution in the image from each laser print engine. Multiple laser print engines can be used within a single printer to further increase the printing speed providing a path to 10-20kg/hr printing rates or higher depending on the size of the system. The laser light engine for this type of printer consists of an AO 650H laser, a collimating and homogenizing system, the DLP spatial light modulator and a reimaging system. The AO-650H provides 650 Watts of laser power through a 400µm core optical fiber and a narrow laser bandwidth. Printer tests are expected to begin in the first quarter of 2023.

Product Development

Nuburu’s current product development activities are focused on the BL product line, which we have started to bring to the industrial laser marketplace in 2023. This product consists of a high brightness 250-Watt laser system. This product along with its manufacturing method have been under development since 2017 at Nuburu. The development of this system encompasses the design of the laser, its electronics and an automated manufacturing capability. Since Nuburu is focused on developing laser modules with individual laser sources, the only economical method to manufacture these systems is to fully automate the production process. Nuburu has invested in all of the equipment to accomplish this goal resulting in a pilot production line that is intended to be scalable. This module forms the basis for the multi-mode product line extending from 250 Watts to multi-kWs of laser power. This modularity means that the system output power can be rapidly scaled from today’s single module system to a system that would encompass 16 modules and produce over 4-5kW of laser power. Nuburu has designed all of the mechanical components and electronic components with system scalability in mind. This modular design approach means that the next generation of higher power products that are needed to address a broad market need can be rapidly and efficiently developed.

Intellectual Property

Nuburu currently has over 190 granted and pending patents (of which more than 30 are in the United States and the remainder are foreign), including patents and applications directed to blue laser applications such as welding, blue laser technologies, single mode blue laser technologies, blue Raman laser technologies, addressable array technologies, and 3D printing using blue lasers. A number of its patent applications also relate to APT, electronic manufacturing, battery manufacturing and other blue laser applications. These patents are at various stages of review. Our currently issued patents are expected to expire at various times between 2034 and 2039.

Nuburu’s practice is to apply for patent protection in key countries worldwide and to date we have been successful at securing patents in the United States and other countries. Our foreign rights include protections in Finland, France, Germany, Ireland, Switzerland, Spain, Italy, the United Kingdom, Japan, South Korea, China and Russia. Our patent portfolio is regularly updated with new provisional applications, regular utility applications and international and foreign applications, as well as with continuing patent applications being filed as patents are granted to keep the patent families active and to extend our portfolio coverage.

We currently do not license any patents.

Proprietary active alignment

The Nuburu design approach requires extremely precise alignment. The need to maintain precision alignment typically represents a challenge for optical systems intended for use in production environments, but we have developed proprietary active and automated alignment technology that solves this challenge and streamlines laser assembly and leads to robust and reliable performance in the field. That built-in robustness leads to long-term laser output power stability over thousands of hours of operation. Proprietary alignment technology also allows for a modular design approach, which enables both scalable product designs and straightforward production line maintenance. We believe that the active alignment that we have achieved would be very difficult to replicate.

Proprietary single mode technology

In conjunction with the proprietary design of the AO- and BL-series lasers, we hold patents and patent applications for an additional and further breakthrough in technology key to the next generation blue lasers. This technology enables a high-power single mode blue laser. Single mode laser performance provides the ultimate laser beam with the lowest angular divergence and the highest possible power density. This laser can be focused to a smaller spot size than an infrared laser and is the basis for Nuburu’s next generation single laser 3D printer design. In addition, when the single mode laser is combined with an optical scanner, it becomes possible to rapidly weld parts at a considerable distance. Since a blue laser has a substantially lower beam divergence than an IR laser, the standoff distance can be increased, or the spot size can be decreased to increase the precision of the welding process. We expect this ongoing development to position Nuburu as a leader in next-generation blue industrial lasers for the foreseeable future.

Competition

The laser system industry in which we operate has significant price and technological competition. We compete directly with mature competitors such as Coherent, Inc., IPG Photonics Corporation, Laserline GmbH, Lumentum Holdings Inc., Raycus Fiber Laser Technologies Co., Ltd. and Trumpf SE + Co. KG, which are well established and have longer operating histories, significantly greater financial and operational resources, and name recognition, which we do not have. However, we also compete with development-stage companies such as TeraDiode Inc. and others. A number of these competitors are seeking to improve conventional IR lasers or to develop new laser technologies, including blue laser technology. We also compete not only with companies providing conventional lasers, but also with companies offering non-laser solutions for the applications we target. Examples of current technologies used or expected to be used in welding and 3D printing applications include:

Infrared Fiber and Disc Lasers: Infrared lasers are the current predominant incumbent technology. However, when used on reflective material, the laser intensity must be increased to a level where the metal vaporizes, which creates spatter on the surface and pores in the weld itself. A higher intensity also results in a smaller spot size and smaller melt area. In order to increase the melt area a scan head is used to “wobble” the beam in a pattern on the workpiece. This technique still creates a weld with excessive porosity and spatter. In addition, the need for a scan head for wobbling increases weld time by up to 10x compared with blue and the capital cost of the scan head and driving software is substantial.

Infrared Fiber Ring Lasers: Another way to improve the absorption of infrared wavelength into reflective material is to increase the temperature of the material prior to welding. A specially developed custom fiber laser or processing head is used to produce a ring of laser light around the main processing beam. This enables pre-heating of the metal before the processing beam. This is still a keyhole process but with some reduction in the heat input. However, this method also produces spatter in the melt area and voids in the weld. This approach also increases the cost of the equipment, as additional power is required. In some cases, two lasers are used, which further increases costs. The resulting process relies on a very precise balance of power in the ring and core and can be difficult to maintain in a production environment. Whilst the ring output approach can show acceptable results in thicker sections it still struggles in foil welding and fine feature applications.

Green Lasers: A more recent introduction in the laser market is the green laser, which can be generated from both a fiber laser and a solid-state laser by using a method called frequency doubling. A non-linear crystal is used to change the color of the laser from the IR to the green. These high-power green lasers are relatively new to the market and are still under evaluation by customers for 3D printing and welding applications. However, green lasers have significant drawbacks. While the wavelength is closer to blue and improvement in absorption is seen compared with IR lasers in typically reflective materials, the improvement is not as large as with blue. Typically, a 20% improvement in absorption is seen in blue compared with green. But the most significant drawback of green lasers is their complexity and poor electrical conversion efficiency. An optical technique known as “frequency doubling” is used to take the output of an IR laser and convert the output to green (i.e., a 2kW IR laser is used to make a 1kW green laser). This requires an additional process of putting the IR beam through a crystal. This is complicated, inefficient and the conversion crystal is considered a consumable, which requires frequent maintenance or replacement due to the deterioration of the non-linear crystals. These characteristics increase the capital and running costs for the manufacturer and also compromise the reliability of the green lasers.

Other Blue Lasers: In general, blue lasers based on an array of diodes in a bar produce lower brightness compared to individual devices because of the limitations of the spacing of the diodes on the bar array. In general, bar arrays thus result in a larger spot size or shorter standoff distance than could easily be achieved with individual devices such as our single chip approach used in our BL line of products. There is one company we are aware of that is developing blue laser diode bar technology that overcomes this limitation, but we believe this company’s beam quality is still limited to the multi-mode brightness of the individual laser diode source which would compete with our single mode BL line of products. We believe that our single mode laser greatly exceeds the performance of any of the direct diode laser beam combination methods that we are aware of.

While there are various competing laser technologies all seeking to disrupt the IR laser’s current foothold in various applications, we believe Nuburu’s blue-laser technology is the superior approach. The cost of our blue laser technology is currently greater than that of most conventional IR laser systems and that some potential customers may prioritize purchase price in making their investment decisions. However, we believe that our blue laser technology has the potential to offer our customers a greater return on investment. Nuburu’s blue laser fundamentally improves absorption rates and allows a melting process with no vaporization, which generally results in improved stable, high-quality welds and printed products, with minimal voids and spatter, all achieved using less energy and at increased speeds. We believe that Nuburu blue laser technology offers a superior solution to improving a variety of aspects of welding and 3D printing, providing customers with a broader range of applications than currently possible.

In addition to the technical aspects outlined above, we believe principal competitive factors include technology capabilities, materials, process and application know-how, cost of operation, product reliability and the ability to provide a full range of products to meet customer needs. We believe that our future success depends on our ability to provide high-quality products, introduce new products to meet evolving customer needs and market opportunities, and extend our technologies to new applications.

Government Regulation and Compliance

We are subject to regulations governing the safe operation of our blue laser products. The lasers we produce are listed as Class IV lasers according to the U.S. Food and Drug Administration’s Center for Disease and Radiological Health (“CDRH”) and must meet all government guidelines for safe operation. Each laser system design must be registered with the CDRH prior to its release to the marketplace. Nuburu lasers also receive the CE mark (signaling that we have checked that our products meet applicable EU safety, health and environmental requirements) once they pass all of the CE certification testing on safety and radiofrequency emissions. This mark is required by most foreign countries to allow them to import our products.

Nuburu is also subject to the export regulations of the U.S. Department of Commerce, Bureau of Industry and Security (“BIS”). We have worked with BIS to classify our current suite of products, and we intend to classify each of our new products prior to releasing them. Nuburu also has established an export manual that clearly articulates our policies and procedures used to confirm that we are in compliance with applicable U.S. export regulations. All of our employees and distributors worldwide are required to confirm that they will adhere to these policies. Nuburu expects to update its policy and export manual from time to time to reflect any changes required by new export controls or developments in best practices. Currently, neither our AO nor our BL lasers require an export license to export to the list of countries that U.S. companies are permitted to export to. As part of our export process, we check the government’s consolidated screen list before we accept orders or ship lasers to ensure that none of the parties involved are prohibited parties.

Sales and Marketing

Given the size, complexity and value of our blue laser technology, our sales to date have come from long-term discussions between our management team and our current customers. Based on our experiences so far, we expect the approximate adoption timelines of our customers from first contact to first purchase order to range up to 22-24 months. Going forward, we intend to expand our marketing efforts and as we pursue a more widespread adoption of our blue laser technology.

We have developed and trained and expect to continue to develop and train third-party distributors that provide sales and customer support functions in their specific territory, including business development and sales, application and service support and local marketing. Our distributors are and are expected to be an integral part of our sales and marketing strategy. The Americas region is managed from our headquarters, but we have distributor partners located in key countries worldwide to help target current and prospective customers in Asia (particularly in China, Japan, Singapore, South Korea, India and Taiwan) and in Europe.

Our applications lab is key to our sales effort because it allows our customers to test our full range of products to explore various application capabilities and better understand how our lasers might help them address their most challenging manufacturing problems. Our technical team provides on-site support through installation and offers technical support and training to our customers.

Employees and Human Capital

As of December 31, 2022, Nuburu had 39 full-time employees. A significant number of our employees have a technical background and hold advanced engineering or scientific degrees. We are committed to being an employer of choice through increasing diversity in the workforce and building and maintaining a positive and inclusive culture. We view our human capital investments as crucial for our success.

Our work environment is highly collaborative and one that is based on trust and mutual respect. Our team is comprised of highly skilled engineers who take substantial pride and ownership in their work. We take pride in our transparent approach to communicating, whether internally with employees or externally with our partners and customers.

To date, we have not experienced any work stoppages and we consider our relationship with our employees to be good. None of our employees are either represented by a labor union or subject to a collective bargaining agreement.

We anticipate that in order to reach our strategic objectives, we will be required to recruit and retain additional management, human resources, accounting, finance, technical, engineering and sales personnel.

Available Information

Our internet address is https://nuburu.net. We will file or furnish periodic reports and amendments thereto, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K (and amendments to those reports), proxy and information statements and other information filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act with the SEC. The SEC maintains a website that contains reports, proxy and information statement, and other information regarding issuers that file electronically, which may be accessed through the SEC at http://www.sec.gov. Our reports, amendments thereto, proxy statements and other information are also made available, free of charge, on our investor relations website at https://ir.nuburu.net as soon as reasonably practicable after we electronically file or furnish such information with the SEC. The information contained on the websites referenced in this Annual Report on Form 10-K is not incorporated by reference into this filing. Further, our references to website URLs are intended to be inactive textual references only. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

ITEM 1A. RISK FACTORS

An investment in our Common Stock or Preferred Stock involves risks. Prior to making a decision about investing in our Common Stock or Preferred Stock, you should consider carefully the risks together with all of the other information contained in this Annual Report on Form 10-K, including any risks described below. Each of the referenced risks and uncertainties could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our securities. Additional risks not known to us or that we believe are immaterial may also adversely affect our business, operating results and financial condition and the value of an investment in our securities. "Nuburu," "the Company," "we," "us" or "our" refers to Legacy Nuburu prior to the consummation of the Business Combination and to Nuburu following the Business Combination.

Risks Relating to Our Business and Operations

We are an early-stage company with a history of losses. We have not been profitable historically and may not be able to achieve profitability in the future.

Our financial statements for the year ended December 31, 2022 included elsewhere in this Annual Report on Form 10-K have been prepared assuming we will continue as a going concern. If we are unable to generate sufficient cash flow to sustain our operations or raise additional capital in the form of debt or equity financing, this could affect our ability to continue as a going concern in the future. Since its inception in 2015, Legacy Nuburu has incurred significant net losses and have used significant cash in our business. As of December 31, 2022, Legacy Nuburu had an accumulated deficit of approximately $61.2 million, and for the year ended December 31, 2022, Legacy Nuburu had net losses of approximately $14.1 million. We expect to continue to expand our operations, including by investing in manufacturing, sales and marketing, research and development and infrastructure to support our growth. We anticipate that we will incur net losses for the foreseeable future and, even if we increase our revenues, there is no guarantee that we will ever become profitable. Our ability to achieve profitability in the future will depend on a number of factors, including:

•
successfully implementing our products on a commercial scale;
•
achieving meaningful sales volumes;
•
identifying opportunities for other businesses to integrate our product into their operations;
•
attracting customers in the United States and internationally;
•
improving the effectiveness of our sales and marketing activities and any independent distributors or sales representatives;
•
developing manufacturing techniques to produce the volume required to achieve our forecasted production;
•
executing on any strategies to reduce costs, in the amount and on the timing projected;
•
procuring sufficient quantities of raw materials and components and entering into agreements with new suppliers if necessary;
•
fluctuations in the costs of needed raw materials and components;
•
attracting and retaining key talent in a competitive labor market, and minimizing delays in hiring employees;
•
delays associated with obtaining patents, licenses and potential regulatory review;
•
meeting cashflow needs despite any delays in payment from domestic or international customers;
•
unforeseen technology issues in product development that could delay product releases;
•
delays in finding suitable replacement components for components with long lead times due to any supply chain disruptions;
•
delays in redesigning systems to compensate for supply chain disruptions;
•
unrecoverable product development delays due to underfunded activities conducted prior to the Closing;
•
the cost of filing and prosecuting patent applications and defending and enforcing our patent and other intellectual property rights;
•
the cost of defending, in litigation or otherwise, any claims that we infringe third-party patent or other intellectual property rights; and
•
the cost of enforcing or defending against non-competition claims.

Even if we do achieve profitability, we may be unable to sustain or increase our profitability in the long term and our business may be disrupted at any time due to numerous factors outside of our control, including changes in the general macroeconomic outlook, local and regional volatility, global trade disputes, political instability, expropriation or nationalization of property, public health emergencies such as the COVID-19 pandemic and related government policies and restrictions designed to mitigate the effects of the pandemic, civil strife, strikes, insurrections, acts of terrorism, hostilities or the perception that hostilities may be imminent, military conflict, acts of war, including an escalation of the conflict in Ukraine and the related response, including sanctions or other restrictive actions, by the United States or other countries, and natural disasters.

We received fewer proceeds from the Business Combination than we initially anticipated. We will require additional capital to finance our operations and implement our business plan and strategy and if we are unable to raise such capital when needed, or on acceptable terms, that could have a material adverse effect on our ability to meet our financial obligations and support continued growth and development.

Prior to and in connection with the Special Meeting, holders of 2,916,653 of the Company’s Class A Common Stock (representing approximately 90.2% of then outstanding shares of Class A common stock), exercised their right to redeem those shares for cash at a price of approximately $10.24 per share, for an aggregate of approximately $29.9 million, which was paid out of the trust account holding the proceeds of the Company’s IPO (the “Trust Account”). As a result, at Closing, we only received approximately $3.2 million in cash from the Trust Account and accordingly, as of immediately following Closing, we only had approximately $4.2 million available in cash to finance our operations and pursue our growth strategies.

We plan to continue to use our cash on hand to fund our operations going forward. Such operations may include additional research and development spending, hiring additional personnel, capital expenditures, including for additional production and applications laboratories facilities, and the costs of operating as a public company. The development, design, manufacture and sale of our products is a capital-intensive business. Advancing the development of our current and any future products will require a significant amount of capital, including to fund ongoing costs relating to our products and technologies, the construction and tooling of prototypes, the design and building of our production units, as well as any significant unplanned or accelerated expenses, and new strategic investments. As a result, we expect for some time to continue to incur substantial operating expenses without generating sufficient revenues to cover expenditures. We will need to obtain substantial additional funding in order to maintain our continuing operations. In addition, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

On August 5, 2022, the Company and Legacy Nuburu entered into the Lincoln Park Purchase Agreement pursuant to which Lincoln Park agreed to purchase from the Company, at the option of the Company, up to $100,000,000 of Common Stock from time to time over a 48-month period. However, the Lincoln Park Purchase Agreement is subject to certain limitations including but not limited to, the filing and effectiveness of a registration statement covering Common Stock that are issuable to Lincoln Park under the Lincoln Park Purchase Agreement (the “Lincoln Park Registration Statement”). The Company will also be required to satisfy various conditions in order to be able to commence purchases by Lincoln Park under the Lincoln Park Purchase Agreement. Once such conditions are satisfied, purchases by Lincoln Park under the Lincoln Park Purchase Agreement are subject to volume limitations tied to periodic market prices, ownership limitations restricting Lincoln Park from owning more than 9.99% of the then total outstanding Common Stock and a floor price of $1.00 below which Lincoln Park is not required to purchase any shares of Common Stock under the Lincoln Park Purchase Agreement. If any of these conditions are not satisfied or limitations are in effect, we may not be able to utilize all or part of the Lincoln Park Purchase Agreement, which could have an adverse impact on our ability to satisfy our capital needs and could materially adversely impact our business.

In connection with sales by Anzu Partners LLC ("Anzu Partners"), the Anzu SPVs (together with Anzu Partners, the "Anzu Holders") or certain other persons related to the Anzu Holders who have entered into the 10b5-1 Sales Plan (as defined below) (such persons, together with the Anzu Holders, the "Anzu Investors") during the 180 days following the Closing Date, the Company may choose to cause the Anzu SPVs to purchase shares of Preferred Stock from the Company pursuant to the terms of the Sale Option Agreement. However, if no sales are made by the Anzu Investors under the 10b5-1 Sales Plan or otherwise during the 180 days following the Closing Date, we would not be able to require the Anzu SPVs to purchase Preferred Stock to satisfy our capital needs.

We may also obtain further funding through public or private equity offerings, private investment in public equity, or PIPE, offerings, debt financings, joint ventures, partnerships, collaborations, and licensing arrangements, through obtaining credit from financial institutions or other sources. If we raise additional funds through future issuances of equity or convertible debt securities, our then existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our Common Stock. If we raise additional funds through issuances of debt, we may be subject to restrictions on our operating activities. However, if we are unable to raise capital when needed or on acceptable terms, that could have a material adverse effect on our continued growth and development and/or we may be forced to cease operations. In addition, if adequate capital is not available to us, it may create substantial doubt among third parties, including suppliers, potential customers. Such doubt could adversely impact our business, reputation, prospects and our financial statements. The report from our auditors for our financial statements for the year ended December 31, 2022 included a qualification expressing substantial doubt about our ability to continue as a going concern. The inclusion of a going concern qualification could materially limit our ability to raise additional funds through the issuance of equity or debt securities or otherwise.

Our business is currently dependent on a limited number of customers and end markets. A decline in revenue from, or the loss of, any significant customer, could have a material adverse effect on Nuburu’s financial condition and operating results.

Nuburu currently depends upon a small number of customers for a substantial portion of its revenue. During the year ended December 31, 2022, four customers accounted for 47%, 22%, 8% and 6% of Nuburu’s revenue, respectively. During the year ended December 31, 2021, five customers accounted for 34%, 22%, 16%, 12% and 12% of Nuburu’s revenue, respectively. As of December 31, 2022, three customers accounted for 62%, 26% and 8% of Nuburu’s accounts receivable, respectively. As of December 31, 2021, three customers accounted for 40%, 39% and 16% of Nuburu's accounts receivable, respectively. A decline in revenue from, or the loss of, any significant customer could have a material adverse effect on Nuburu’s financial condition and operating results. Nuburu cannot assure: (i) that orders that may be completed, delayed, canceled or reduced will be replaced with new business; (ii) that Nuburu’s current customers will continue to utilize Nuburu’s services consistent with historical volumes or at all; and/or (iii) that Nuburu’s customers will renew their manufacturing or services contracts with Nuburu on acceptable terms or at all.

Our limited operating history and the novelty of our blue laser systems make evaluating our business, the risks and challenges we may face and our future prospects difficult.

From our inception in 2015 to the present, we have focused principally on developing our blue laser systems, which are the systems we are seeking to commercialize. As a result, we have a limited history operating our business, and therefore a limited history upon which you can base an investment decision.

We have begun the first shipments of our blue laser system, the AO-650, and have announced the commercial launch of our higher performance blue laser system, the BL-250, in January 2023. We are working on the completion of our production line for the BL product suite, and expect to begin shipping such BL systems in the second quarter of 2023. We are also developing a single mode fiber blue-laser system and blue laser 3D-printing products, which are still in the research and development stage.

Our blue laser systems are new types of products. In light of the fact that the laser industry has already undergone major transitions, from CO2 lasers to infrared fiber lasers, predicting our future revenue depends on the evolution of the market itself and market acceptance of our technology and systems. Moreover, budgeting for our expenses presents some uncertainty because of the unpredictability of the prices of raw materials and components and other trends that may emerge and affect our business. If actual results differ from our estimates or we adjust our estimates in future periods, our operating results and financial position could be materially and adversely affected. You should consider our prospects in light of the risks and uncertainties emerging companies encounter when introducing new technologies into a competitive landscape.

The engineering of certain of our laser systems is still in the prototype stage, and there is no guarantee that we will be successful in implementing production of our laser systems on a commercial scale.

Our business depends on our ability to succeed in achieving production of our laser systems on a commercial scale. As our laser systems are highly complex, this process is costly and time-consuming, and there can be no guarantee that we will be successful. We have already shipped units of our first blue laser system, the AO-650, but the ramping up of production and shipment on a commercial scale may be delayed, and we may incur more costs than we expect due, for example, to global supply chain issues that have increased the cost of certain electronic components or have forced us to redesign the system to work around supply chain shortages. In addition, the processes by which we engineer and manufacture our laser systems are still developing rapidly as we explore new processes and different techniques. Our business, reputation, results of operations and financial condition may be materially adversely affected if we are not able to successfully produce our laser systems on a commercial scale or to the extent that it takes us longer to do so or costs more than we expect.

If our laser systems contain design or manufacturing defects, our business and financial results could be harmed.

To date, we have completed prototypes of our laser systems and are ramping up commercial production and shipments of our systems. As our systems also have no history of commercial operation, we have a limited frame of reference from which to evaluate the longevity and long-term performance of our products. There can be no assurance that we will be able to detect and fix any defects in our products prior to the sale to potential customers. Once we have commenced with commercial production of our laser systems and they are shipped to and installed and put into use by our customers, we may discover latent defects in design, manufacture or construction that may cause our systems not to perform as expected or that may require repair. Our laser systems also require software to operate which may need to be modified and updated over the life of our systems. Software products are inherently complex and often contain defects and errors when first introduced.

There can be no assurance that we will be able to detect and fix any defects in the hardware or software of our laser systems in the design and production phase, and such defects may not become apparent until our systems are adopted and used by customers. In most cases, we should be able to resolve software defects through the application of patches and updates, which can be completed remotely; however, hardware defects may be more difficult to address remotely and may require a system to be returned to us for maintenance and repair.

Our laser systems may not perform consistent with customer expectations or consistent with other laser systems which are currently or may yet become available. Any product defects or any other failure of our laser systems to perform as expected could harm our reputation and result in negative publicity, lost revenue, canceled or delayed deliveries, product liability claims and significant warranty and other expenses, and could have a material adverse impact on our business, financial condition, operating results and prospects.

Insufficient warranty reserves to cover future warranty claims could adversely affect our business, prospects, financial condition and operating results.

Once we begin shipping our laser systems to customers on a commercial scale, we will need to increase our warranty reserves to cover warranty-related claims. If our warranty reserves are inadequate to cover future warranty claims on our laser systems, our business, prospects, financial condition and operating results could be materially adversely affected. We may become subject to significant and unexpected warranty expenses. There can be no assurances that our then-existing warranty reserves will be sufficient to cover all claims.

The failure of our suppliers to deliver necessary raw materials and components that meet the specifications for our laser systems in a timely manner could cause installation delays, cancellations and damage to our reputation.

We rely on a limited number of third-party suppliers for some of the raw materials and components for our laser systems, including laser diodes, micro-optics, optics, optical filters, bulk optics, cooling components, electronic components, and other materials that may be in limited supply and which are critical to our ability to produce our laser systems. If any of our suppliers provide insufficient inventory at the level of quality required or if our suppliers are unable or unwilling to provide us with the contracted quantities or in the time frame requested for whatever reason, our results of operations could be materially and negatively impacted. If we fail to develop or maintain our relationships with any of our suppliers and are unable to obtain raw materials or comparable components from alternative suppliers without considerable delay, expense, or at all, or if there is otherwise a shortage or lack of availability of any required raw materials or components, we may be unable to manufacture our laser systems or we may be able to do so only at a higher cost or after a long delay. For example, in recent years there have been, and there continue to be, supply chain bottlenecks and other issues, including a prolonged shortage of microchips, which has required us to redesign our system’s control electronics and has resulted in delays in bringing our systems to market. We have also experienced, and continue to experience, delays with respect to deliveries of various other parts, including electronic components and power supply components. Any further delays could prevent us from delivering our laser systems to customers within required time frames and cause order cancellations.

Moreover, we have in the past and may in the future also experience unanticipated disruptions to operations or other difficulties with our supply chain or internalized supply processes due to exchange rate fluctuations, volatility in regional markets from where materials are obtained, changes in the general macroeconomic outlook, global trade disputes, political instability, expropriation or nationalization of property, public health emergencies such as the COVID-19 pandemic and related government policies and restrictions designed to mitigate the effects of the pandemic. The failure by us to obtain raw materials or components in a timely manner or to obtain raw materials or components that meet our quantity and cost requirements could impair our ability to manufacture our products or increase their costs. If we cannot obtain substitute materials or components on a timely basis or on acceptable terms, we could be prevented from delivering our laser systems to customers within required time frames, which could result in sales and installation delays, cancellations, penalty payments, or damage to our reputation, any of which could have a material adverse effect on our business and results of operations. In addition, we rely on our suppliers to meet quality standards, and the failure of our suppliers to meet or exceed those quality standards could cause delays in the delivery of our products, cause unanticipated servicing costs, and cause damage to our reputation.

We depend on sole source or limited source suppliers, as well as on our own production capabilities, for some of the key components and materials, including, but not limited to, laser diodes and optical filters, which makes us susceptible to supply shortages and other supply chain disruptions and to price fluctuations that could adversely affect our business, particularly our ability to meet our customers’ delivery requirements.

We currently purchase several key components and materials used in the manufacture of our products, including, but not limited to, laser diodes and optical filters, from sole source or limited source suppliers, which may make us more susceptible to supply chain disruptions and cost increases, which may materially adversely affect our operating results and financial condition. In addition, though we have not experienced supply chain disruptions with respect to these products specifically, if we seek to ramp up production or accelerate delivery schedules of our products, our key suppliers may not have the ability to increase their production in line with our production schedule and our customers’ demands. This may become acute during times of high growth in our customers’ businesses. Our failure to timely receive these key components and materials would likely cause delays in the shipment of our products, which would likely negatively impact both our customer relationships and our business. Some of our products require designs and specifications that are at the cutting edge of available technologies and change frequently to meet rapidly evolving market demands. By their very nature, the types of components used in our products can be difficult and unpredictable to manufacture and in future we may be required to source additional components from sole source or limited source suppliers, which may further expose us to the risks described above.

Many of our customers may also rely on sole source or limited source suppliers. In the event of a disruption of our customers’ supply chain, orders from our customers could decrease or be delayed.

We face various other risks with respect to the supply chain that could adversely affect our business, prospects, financial condition and operating results.

Some of our suppliers are relatively small private companies that may discontinue their operations at any time and may be particularly susceptible to prevailing economic conditions. Some of our suppliers are located in regions susceptible to natural and man-made disasters, such as the United States, Germany and China, which have experienced severe flooding, earthquakes, wildfires, extreme weather conditions and power loss. Furthermore, financial or other difficulties faced by these suppliers or significant changes in demand for the components or materials produced by these suppliers could limit their availability, as suppliers may choose to discontinue production in the event of falling demand or may be unable to fill orders in the event of increasing demand.

If we are required to identify alternative sources of supply for certain components or redesign our product or production process, this could be difficult and costly, result in management distraction in assisting our current and future suppliers to meet our and our customers’ technical requirements, and cause delays in shipments of our products while we identify, evaluate and test the products of alternative suppliers. Any such delay in shipment would result in a delay or cancellation of our ability to convert such order into revenues.

Any interruption or delay in the supply of any components or materials that we require, or the inability to obtain these components and materials from alternate sources at acceptable prices and within a reasonable amount of time, would impair our ability to meet scheduled product deliveries to our customers and could cause customers to cancel orders or incur substantial penalties. Since many of our products have lengthy qualification periods, our ability to introduce multiple suppliers for parts may be limited. In addition, our failure to achieve adequate manufacturing yields of these items at our manufacturing facilities may materially and adversely affect our operating results and financial condition.

We are highly dependent upon the ability to ship products to customers and to receive shipments of supplies from suppliers.

We are also highly dependent upon the ability to ship products to customers and to receive shipments of supplies from suppliers. In the event of continued disruptions in worldwide or regional shipping, our access to supplies and the delivery of products to customers by us or our distributors may correspondingly be negatively impacted. Any such disruptions would likely materially and adversely affect our operating results and financial condition.

If we fail to accurately forecast component and material requirements for our products, we could incur additional costs and significant delays in shipments, which could result in a loss of customers.

We use rolling forecasts based on anticipated product orders and material requirements planning systems to determine our product requirements. It is very important that we accurately predict both the demand for our products and the lead times required to obtain the necessary components and materials. We depend on our suppliers for most of our product components and materials. Lead times for components and materials that we order vary significantly and depend on factors including the specific supplier requirements, the size of the order, contract terms and current market demand for components. For substantial increases in our sales levels of certain products, some of our suppliers may need significant lead time and therefore may not be able to keep up with our needs if we are unable to provide sufficient advanced notice of our requirements. If we overestimate our component and material requirements, we may have excess inventory, which may lead to both an increase in cash usage and an increase in net loss if such excess inventory becomes obsolete and can no longer be sold or only sold at discounted prices. If we underestimate our component and material requirements, we may have inadequate inventory, which could interrupt and delay delivery production and the associated delivery of our products to our customers. Many of the supply chain challenges that resulted from the COVID-19 pandemic have not yet been resolved and have exacerbated these issues, and the occurrence or continuance of any of the foregoing risks may materially adversely affect our business and results of operation.

Our systems involve a lengthy sales and installation cycle, and if we fail to close sales on a regular and timely basis it could harm our business. The long sales cycles for our products may cause us to incur significant expenses without offsetting revenues.

In order to make a sale, we must typically provide a significant level of education to prospective customers regarding the use and benefits of our product and our technology (see Item 1. “Business — Sales and Marketing”). The period between initial discussions with a potential customer and the sale of our product typically depends on a number of factors, including the potential customer’s attitude towards innovative products, the potential customer’s budget and whether the potential customer requires financing arrangements. Prospective customers often undertake a significant evaluation process, which may further extend the sales cycle. While our customers are evaluating our products we may incur substantial sales, marketing and research and development expenses in exploring and demonstrating the suitability of our products to a customer’s needs. Once a customer makes a formal decision to purchase our product, the fulfillment of the sales order by us requires a substantial amount of time. This lengthy sales and installation cycle is subject to a number of significant risks over which we have little or no control. Because of both the long sales and installation cycles, we may expend significant resources on attracting prospective customers without having certainty of generating sales.

These lengthy sales and installation cycles also increase the risk that our customers fail to satisfy their payment obligations or cancel orders before the completion of the transaction or delay the planned date for installation. If a customer terminates for convenience, we may be unable to recover some of our costs that we incurred prior to cancellation. We may need to procure long lead time items or place large order lot quantities for critical material well in advance of a termination leaving us with excess inventory. Our operating expenses are based on anticipated sales levels, and certain of our expenses are fixed. If we are unsuccessful in closing sales after expending significant resources or if we experience delays or cancellations, we may incur significant expenses without ever receiving revenue to offset those expenses, which would materially adversely affect our business and results of operation.

Because of the long sales cycles, our operating results and financial condition may fluctuate significantly from quarter to quarter.

We expect that long sales cycles may cause fluctuations in our operating results from quarter to quarter. In light of the standards under which we expect to recognize revenue, small fluctuations in the timing of the completion of our sales transactions could also cause operating results to vary materially from period to period.

In addition to the foregoing described herein, the following factors could also cause our financial condition and results of operations to fluctuate on a quarterly basis:

•
fluctuations in costs associated with the production of our laser systems;
•
the timing of customer adoptions of our products, which may depend on many factors such as availability of inventory and product quality or performance issues;
•
size of particular customer orders;
•
delays or cancellations of purchases and installations;
•
delays in service revenue;
•
fluctuations in our service costs;
•
weaker than anticipated demand for our products due to changes in government regulation, incentives and policies;
•
interruptions in our supply chain;
•
interruptions in our shipping to customers or deliveries from vendors;
•
the timing and level of additional purchases by existing customers;
•
unanticipated expenses incurred due to changes in governmental regulations, such as with respect to health and safety requirements;
•
disruptions in our sales, production, service or other business activities resulting from our inability to attract and retain qualified personnel;
•
shortage of raw materials or components from our suppliers and associated price increases due to fluctuations in commodity prices; and
•
availability of spare parts from our suppliers.

In addition, our revenue, key operating metrics and other operating results in future quarters may fall short of the expectations of investors and financial analysts, which could have an adverse effect on the price of our Common Stock.

There is no assurance that non-binding letters of intent and other indications of interest from customers will be converted into binding orders, sales, bookings or committed offtake contracts. As a result, our operating results may be materially lower than our expected results of operations.

Our success depends on our ability to generate revenue and operate profitably, which depends in part on our ability to identify target customers and convert such contacts into meaningful orders or expand on current customer relationships. Potential customers may abandon their indications of interest, and non-binding letters of interest may be canceled or delayed by a customer or its terms may be amended in a manner adverse to us in connection with negotiating a definitive sales agreement. For that reason, there can be no assurance that any current or future indications of interest or non-binding letters of intent will result in binding orders or sales. Furthermore, in light of our limited operating history, it is difficult for us to predict the rates at which the non-binding letters of interest in our pipeline will result in binding orders or sales. It is also difficult for us to predict how quickly we will be able to fill binding orders in the event that we obtain multiple orders with the same requested delivery date. In addition, revenue is expected to be recognized in stages, and customers may in some cases delay actual cash payments regardless of progressive billings. Additionally, a customer’s ability to make payments or meet minimum purchase orders could decline during the sales process, as a customer may struggle to procure necessary financing, especially in a higher interest rate environment, or may become insolvent or declare bankruptcy. As a result, our operating results and cash flow may be materially lower than we expect.

If we fail to meet our customers’ price expectations, demand for our products could be negatively impacted and our business and results of operations could suffer.

Our long-term success will depend in part on our ability to price our products competitively. Many factors, including our production and personnel costs and our competitors’ pricing and marketing strategies, can significantly impact our pricing strategies. If we fail to meet our customers’ price expectations in any given period, demand for our products could be negatively impacted and our business and results of operations could suffer.

We expect to contract with a number of large companies that have considerable bargaining power, which may require us to agree to terms and conditions that could have an adverse effect on our business or ability to recognize revenues.

We expect that a number of our potential customers will be large companies. These customers generally have greater purchasing power than smaller entities and, accordingly, often request and receive more favorable terms from suppliers. As we seek to expand our sales, we may be required to agree to terms and conditions that are favorable to our customers and that may affect the timing of our ability to recognize revenue, increase our costs, and have an adverse effect on our business, financial condition, and results of operations. Furthermore, large customers have increased buying power and ability to require onerous terms in our contracts with them, including pricing, annual cost reduction targets, warranties, and indemnification terms. If we are unable to satisfy the terms of these contracts, it could result in liabilities of a material nature, including litigation, damages, additional costs, loss of market share, and loss of reputation.

Additionally, the terms these large customers require, such as most-favored customer or exclusivity provisions, may impact our ability to do business with other customers and generate revenues from such customers. Such customers may also have a greater ability to push back on attempts to pass on increases in our operating and procurement costs.

We currently partner with and derive a portion of our revenue from government entities, and significant changes in the contracting or fiscal policies of such government entities could have an adverse effect on our business and operating results.

We currently partner with and derive a portion of our revenue from contracts with certain government entities, and the growth of our business may be impacted by our partnerships with such government entities and on our successful procurement of additional government contracts. However, demand is often unpredictable from government entities, and there can be no assurance that we will be able to generate further revenue from the public sector. Revenue from government entities for the year ended December 31, 2021 and the year ended December 31, 2022 amounted to approximately 13% and 47% of our total revenue, respectively. Factors that could impede our ability to generate revenue from government contracts, include, but are not limited to:

•
public sector budgetary cycles and funding authorizations;
•
changes in fiscal or contracting policies;
•
decreases in available government funding;
•
changes in government programs or applicable requirements;
•
disadvantageous terms contained in such contracts, including with respect to pricing, milestones and payment terms;
•
the adoption of new laws or regulations or changes to existing laws or regulations;
•
potential delays or changes in the government appropriations or other funding authorization processes;
•
higher expenses associated with, or delays caused by, diligence and qualifying or maintaining qualification as a government vendor; and
•
if we are party to a multi-year, multi-company government contract, it may be difficult to determine what revenue, if any, will be generated by such contract.

The occurrence of any of the foregoing could cause governments and governmental agencies to delay or refrain from purchasing our blue laser technology in the future or otherwise have an adverse effect on our business, operating results and prospects.

Declines in the prices of our products and services, or in our volume of sales, together with our relatively inflexible cost structure, may adversely affect our financial results.

Our business is subject to price competition. Such price competition may adversely affect our results of operation, especially during periods of decreased demand, as decreased demand would adversely impact the volume of our sales. If our business is not able to offset price reductions resulting from these pressures, or decreased volume of sales due to contractions in the market, by improved operating efficiencies and reduced expenditures, then our operating results will be adversely affected.

Certain of our operating costs are fixed and cannot readily be reduced, which would diminish the positive impact of any cost-saving measures or restructuring programs on our operating results. To the extent the demand for our products slows, or the market for laser systems contracts, we may be faced with excess manufacturing capacity and related costs that cannot readily be reduced, which will adversely impact our financial condition and results of operations.

If we are not able to continue to reduce our cost structure in the future, our ability to become profitable may be impaired.

Over time, we must achieve commercial production levels and effectively manage the manufacturing costs for our laser systems. While we have sought, and will continue to seek, to manage our manufacturing and services costs, the cost of components and raw materials, for example, could increase in the future, particularly if high rates of inflation continue. Any such increases could slow our growth and cause our financial results and operational metrics to suffer. In addition, we may face increases in our other expenses, including increases in wages or other labor costs, as well as marketing, sales or related costs. We may continue to make significant investments to drive growth in the future. Increases in any of these costs or our failure to achieve expected or contractually required cost reductions could adversely affect our results of operations and financial condition and harm our business and prospects. If we are unable to reduce our cost structure sufficiently in the future, we may not be able to achieve profitability, which could have a material adverse effect on our business and prospects. In addition, until we generate meaningful revenue from sales of our products, we will remain limited in our ability to pass on the cost of any price increases in the cost of components or our operations to our customers.

In the event of future growth, our information technology systems and our internal control over financial reporting and procedures may not be adequate to support our operations.

In the event of future growth, our information technology systems and our internal control over financial reporting and procedures may not be adequate to support our operations. To manage such growth in operations and personnel, we will need to continue to improve our operational, financial and management controls and reporting systems and procedures. Failure to manage growth effectively could result in an increased risk of fraud, information security vulnerabilities or other operational difficulties, any of which could adversely affect our business and results of operations.

We are highly dependent on current key executives and if we are unable to attract and retain key employees and hire qualified management, technical, engineering, and sales personnel, our ability to compete and successfully grow our business could suffer.

We believe that our success and our ability to reach our strategic objectives are highly dependent on our ability to recruit and retain key management, technical, engineering, production and sales personnel. In particular, we are highly dependent on the services of Dr. Mark Zediker, our Chief Executive Officer, Brian Knaley, our Chief Financial Officer, Brian Faircloth, our Chief Operating Officer, and Matthew Philpott, our Chief Marketing and Sales Officer. If we are unable to recruit or retain any of our key employees, this could disrupt our operations, delay the development and introduction of our products and services and negatively impact our business, prospects, financial condition and operating results. For example, a lack of qualified labor to operate our production process may slow our production and impact our production cost and schedule.

We cannot assure you that we will be able to successfully recruit and retain key management, technical, engineering, production and sales personnel, especially the senior leadership necessary to grow our business. Competition for qualified personnel is especially intense in the laser industry and is increasing as there is and for the foreseeable future will continue to be a scarcity of skilled personnel with the requisite experience. As a manufacturing company, many employee roles require the employee to be on-site at our facilities and cannot be conducted remotely, which limits the pool of potential employees for such roles to persons located in proximity to our facilities or who are willing to relocate or commute longer distances.

If we lose a member of our management team or other key employee, it may prove difficult for us to replace him or her with a similarly qualified individual with experience in the laser industry, which could impact our business and operating success. In addition, we do not have “key person” life insurance policies covering any of our officers or other key employees.

Labor disputes could disrupt our ability to serve our customers or lead to higher labor costs.

None of our full-time employees are currently represented by unions or covered by collective bargaining agreements. If a union sought to organize any of our employees, such organizing efforts or collective bargaining negotiations could potentially lead to work stoppages or slowdowns or strikes by certain of our employees, which could adversely affect our ability to serve our customers. Further, settlement of actual or threatened labor disputes or an increase in the number of our employees covered by collective bargaining agreements can have unknown effects on our labor costs, productivity and flexibility.

Our expectations and targets regarding the times when we will launch our products depend in large part upon assumptions, estimates, measurements, testing, analyses and data developed and performed by us, which if incorrect or flawed, could have a material adverse effect on our actual operating results and performance.

Our expectations and targets regarding the times when we will launch our products reflect our current expectations and estimates. Whether we will achieve these objectives when we expect depends on a number of factors, many of which are outside our control, including, but not limited to:

•
success and timing of our development activity and ability to develop systems that achieve our desired performance metrics and achieve any requisite industry validations;
•
unanticipated technical or manufacturing challenges or delays;
•
difficulties identifying or constructing the necessary research and development and manufacturing facilities;
•
whether we can obtain sufficient capital when required to ramp up our manufacturing facilities and operations and sustain and grow our business;
•
competition, including from established and future competitors;
•
our ability to manage our growth;
•
adverse developments in relationships with any partners, including termination of any partnerships or changes in our partners’ timetables and business plans, which could hinder our development efforts;
•
whether we can manage relationships with key suppliers and the availability of the raw materials and components we need to procure from them;
•
our ability to retain existing key management, integrate recent hires and attract, retain and motivate qualified personnel;
•
the availability of sufficient funding, an absence of which may delay our ability to launch new products due to our inability to hire key personnel and procure critical equipment needed to prepare for larger scale manufacturing and commercialization; and
•
the overall strength and stability of domestic and international economies more generally and the effect of economic factors on further investments on capital equipment in particular.

Unfavorable changes in any of these or other factors, most of which are beyond our control, could materially and adversely affect our ability to achieve our objectives when planned and our business, results of operations and financial results.

Certain estimates of market opportunity and forecasts of market growth may prove to be inaccurate.

This Annual Report on Form 10-K includes estimates of our target addressable market and our serviceable addressable market. Market opportunity estimates and growth forecasts, whether obtained or derived from third-party sources or developed internally, are subject to significant uncertainty and are based on assumptions and estimates that may prove to be inaccurate. Recent years have been marred by unexpected events and crises, including natural and man-made disasters, financial crashes, pandemics and political upheaval. If this trend continues, forecasts may prove to be especially unreliable.

The estimates and forecasts in this Annual Report on Form 10-K relating to the size and expected growth of our target addressable market and our serviceable addressable market, market demand and adoption, capacity to address this demand and pricing may also prove to be inaccurate. In particular, estimates regarding our target addressable market and our serviceable addressable market are difficult to predict, especially in light of the nascent stage of our industry. The estimated target addressable market and serviceable addressable market may not materialize for many years or at all, and even if the markets meet the size estimates and growth forecasted in this Annual Report on Form 10-K, our business could fail to capture a meaningful share of the market or grow at similar rates.

Incorrect estimates or assumptions by management in connection with the preparation of our consolidated financial statements could adversely affect our reported assets, liabilities, income, revenue or expenses.

The preparation of our consolidated financial statements requires management to make critical accounting estimates and assumptions that affect the reported amounts of assets, liabilities, income, revenues or expenses during the reporting periods. Incorrect estimates and assumptions by management could adversely affect our reported amounts of assets, liabilities, income, revenues and expenses during the reporting periods. If we make incorrect assumptions or estimates, our reported financial results may be over- or understated, which could materially and adversely affect our business, financial condition and results of operations.

Operational costs can be difficult to predict and may include costs from requirements related to the decommissioning of our systems.

We will rely heavily on complex machinery for our operations and our production will involve a significant degree of uncertainty and risk in terms of operational performance and costs. Our laser systems will be comprised of many components. The components of our laser systems may suffer unexpected malfunctions from time to time and will depend on repairs and spare parts to resume operations, which may not be available when needed. Unexpected malfunctions of our laser systems or their constituent components may significantly affect the intended operational efficiency and performance. In addition, our laser systems may need to be decommissioned from time to time, and the related costs could be significant given the expected size and complexity of our laser systems and of our powder bed metal printers in particular. Operational performance and costs, including those related to project stoppage, can be difficult to predict and are often influenced by factors outside of our control, such as, but not limited to, scarcity of natural resources, environmental hazards and remediation, costs associated with manufacturing, assembling, commissioning, testing or decommissioning of machines, labor disputes and strikes, difficulty or delays in obtaining governmental permits, damages or defects in electronic systems, industrial accidents, fire, seismic activity and natural disasters. Should operational risks materialize, it may result in the personal injury to or death of workers, the loss of production equipment, damage to manufacturing facilities, monetary losses, delays and unanticipated fluctuations in production, administrative fines, increased insurance costs and potential legal liabilities, all of which could have a material adverse effect on our business, results of operations, cash flows, financial condition or prospects.

We expect to incur significant research and development expenses and devote substantial resources to commercializing new products, which could increase our losses and negatively impact our ability to achieve or maintain profitability.

We require significant capital to develop our laser systems and expect to incur significant expenses, including, but not limited to, those relating to research and development, procurement of raw materials and components, capital spending, leases, sales and distribution as we build our brand and market our laser systems, and general and administrative costs as we scale our operations. Our ability to become profitable in the future will not only depend on our ability to successfully develop and market our laser systems, but also to control our costs. If we are unable to efficiently design, appropriately price, and cost-effectively produce, sell and distribute our laser systems, our anticipated margins, profitability and prospects would be materially and adversely affected.

Our ability to use net operating loss (“NOL”) carryforwards and other tax attributes may be limited in connection with the Business Combination and other ownership changes.

We have incurred significant net losses during our history and our ability to become profitable in the near future is uncertain. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire (if at all). As of December 31, 2022, we had approximately $42 million and $15 million of federal and state net operating loss carryforwards (“NOLs”), respectively. These amounts included approximately $1 million of federal research and development tax credits.

Federal NOLs incurred in tax years beginning after December 31, 2017 and before January 1, 2021 may be carried back to each of the five tax years preceding such loss, and NOLs arising in tax years beginning after December 31, 2020 may not be carried back. Moreover, federal NOLs generated in taxable years ending after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOLs may be limited to 80% of our taxable income annually for tax years beginning after December 31, 2020. Our NOL carryforwards are subject to review and possible adjustment by the Internal Revenue Service (the “IRS”), and state tax authorities. In addition, in general, under Sections 382 and 383 of the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs or tax credits to offset future taxable income or taxes. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who own at least 5% of a corporation’s stock increases their ownership by more than 50 percentage points over their lowest ownership percentage within a specified testing period. Our existing NOLs or credits may be subject to limitations arising from previous ownership changes, and we underwent an ownership change in connection with the Business Combination, which may further limit our ability to utilize NOLs or credits under Sections 382 and 383 of the Code. In addition, future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 and 383 of the Code. Our NOLs or credits may also be impaired under state law. Accordingly, we may not be able to utilize a material portion of our NOLs or credits. If we determine that an ownership change has occurred and our ability to use our historical NOLs or credits is materially limited, it would harm our future operating results by effectively increasing our future tax obligations. Section 382 and 383 of the Code would apply to all net operating loss and tax credit carryforwards, whether the carryforward period is indefinite or not. If we earn taxable income, such limitations could result in increased future tax liability to us and our future cash flows could be adversely affected.

Our insurance coverage may not adequately protect us from harm or losses we may suffer.

We may be subject, in the ordinary course of business, to losses resulting from product liability, accidents, acts of God, and other claims against us, for which we may have no insurance coverage. As a general matter, the policies that we do or may have may include significant deductibles, and we cannot be certain that our insurance coverage will be sufficient to cover future losses or claims against us. A loss that is uninsured or which exceeds policy limits may require us to pay substantial amounts, which could adversely affect our financial condition and operating results. Furthermore, although we plan to obtain and maintain insurance for damage to our property and the disruption of our business, this insurance may be challenging to obtain and maintain on terms acceptable to us and may not be sufficient to cover all of our potential losses.

There is no assurance that we will be able to execute on our business model.

Investors should be aware of the difficulties normally encountered by a new enterprise, many of which are beyond our control, including substantial risks and expenses in the course of establishing or entering new markets, developing and commercializing new products and technologies, organizing operations and undertaking marketing activities. The likelihood of our success must be considered in light of these risks, expenses, complications, delays and the competitive environment in which we operate. We will continue to encounter risks and difficulties frequently experienced by pre-commercial and early-commercial stage companies, including scaling up our infrastructure and headcount, and may encounter unforeseen expenses, difficulties or delays in connection with our growth. Any investment in our Company is therefore highly speculative and could result in the loss of your entire investment.

Expanding operations internationally will subject us to a variety of risks and uncertainties that could adversely affect our business and operating results.

We already use suppliers and have made shipments of prototypes and products to customers that are located in different jurisdictions, and as we continue to expand our business we may seek to partner with customers, suppliers and other partners around the world. Managing further international expansion will require additional resources and controls. Any expansion internationally could subject our business to risks associated with international operations, including:

•
difficulties in establishing legal entities in foreign jurisdictions;
•
challenges in arranging, and availability of, financing for our customers;

•
availability and cost of raw materials and components, labor and equipment for manufacturing our laser systems;
•
difficulties in staffing and managing foreign operations due to differences in culture, laws and customer expectations, and the increased travel, infrastructure, and legal and compliance costs associated with international operations;
•
installation challenges which we have not encountered before which may require the development of adaptions of our products for a given jurisdiction;
•
compliance with multiple, potentially conflicting and changing governmental laws, regulations, and permitting processes including environmental, banking, employment, tax, privacy, safety, security and data protection laws and regulations;
•
compliance with U.S. and foreign anti-bribery laws including the Foreign Corrupt Practices Act and the U.K. Anti-Bribery Act;
•
greater difficulties in securing or enforcing our intellectual property rights in certain jurisdictions, or in potential infringement of third-party intellectual property rights in new jurisdictions;
•
difficulties in collecting payments in foreign currencies and associated foreign currency exposure;
•
increases or decreases in our expenses caused by fluctuation in foreign currency exchange rates;
•
restrictions on repatriation of foreign earnings;
•
compliance with potentially conflicting and changing laws of taxing jurisdictions where we conduct business and compliance with applicable U.S. tax laws as they relate to international operations, including product transfer pricing, the complexity and adverse consequences of such tax laws, and potentially adverse tax consequences due to changes in such tax laws;
•
changes in import and export controls and tariffs imposed by the United States or foreign governments;
•
changes in regulations regarding recycling and the end of life of our products;
•
changes in regulations that would prevent us from doing business in specified countries;
•
failure of the supply chain in local countries to provide us with materials of a sufficient quality and quantity delivered on timelines we expect; and
•
regional economic and political conditions.

As a result of these risks, any potential future international expansion efforts that we may undertake may not be successful.

Risks Relating to Our Industry

Our future growth is dependent upon the competition, pace and depth of blue laser adoption, as well as on the growth of certain end markets. If such markets do not develop as we expect, or if they develop more slowly than we expect, our business, prospects, financial condition and operating results could be adversely affected.

Our future growth depends upon several factors, including the speed at which the market is willing to adopt blue lasers and our ability to penetrate such market. Because the laser industry continues to evolve and is characterized by rapidly changing technologies, changing government regulation and industry standards and changing consumer and industrial demands and behaviors. Our growth also depends on the growth of and adoption within certain end markets such as electric passenger cars, trucks and buses, battery storage technology, cell phones, metal 3D printing, and aerospace and defense. The development of such end markets may be influenced by changes in regulatory environments, customer demand and many other factors beyond our control. If such end markets do not develop as we expect, including if they develop more slowly than we expect, or if they develop in a way that reduces or eliminates the need for metal welding, demand for our laser systems and thus our business, prospects, financial condition and operating results could be adversely affected.

If the cost of competitive technologies continues to decline, our blue laser technology may not be considered as cost-effective when compared to such competing technologies.

The growth and profitability of our business is also dependent upon our technology being more cost-effective than competing existing technologies, such as infrared lasers, ultrasonic welding and resistance welding. If the cost of competing existing technologies, declines sufficiently, our laser system may not be considered as cost-effective for potential customers, which would decrease the demand for our products. Such a decrease in demand would materially adversely affect our business, prospects and results of operations.

Our systems are based on novel technologies to produce blue wavelength lasers, and potential customers may be hesitant to make a significant investment in our technology or switch from the technology they are currently using.

The design of our laser systems are based on novel technologies that are deployed in a novel way and will compete with currently existing technologies, such as infrared fiber lasers. Even if our laser systems are superior to existing lasers in terms of welding speed and energy efficiency, potential customers may choose products from our competitors that are based on existing technologies, such as infrared fiber laser technology, due to wider market acceptance and familiarity with such technologies. Additionally, potential customers who previously invested in alternatives to our laser systems may not deem a transition to our laser systems to be cost effective. Moreover, given the limited history of our technology, potential customers may be hesitant to make a significant investment in our products, and our business, results of operations, financial condition and prospects could be adversely affected to the extent that customers, for any reason, do not adopt our systems or refuse switching to our systems from the technology they currently employ. If blue laser technology does not achieve market acceptance then our business and results of operations would be materially adversely affected.

The average selling prices of our products could decrease over the life of the product, which may negatively affect our revenue and margins.

The average selling price of our product may decrease over the life of the product, which may reduce our revenue and gross margins. The average selling price for our products may decline as a result of competitive pricing pressures, promotional programs and customers who are able to negotiate price reductions. The pricing of our products depends on the specific features and functions of the product, purchase volumes and the level of sales and services support. We expect competition in our industry to increase in the future. As we experience pricing pressure, we anticipate that the average selling price and gross margin per product will decrease over product lifecycles. We cannot assure you that we will be successful in developing and introducing on a timely basis new products with enhanced features, or that these products, if introduced, will enable us to maintain our average selling price, revenue and gross margins at current levels. Our revenue and gross margin has been and will continue to be affected by a variety of factors including competition, the product mix and average selling price of products, new product introduction, enhancements and the cost of components, overhead absorption and manufacturing labor. We must manage each of these factors competitively for our gross margins to remain at our desired levels.

We operate in a highly competitive industry and there is increasing competition. Many of our competitors and future competitors may have significantly more financial and other resources than we do and if we do not compete effectively, our competitive positioning and our operating results will be harmed.

The markets in which we intend to compete continue to evolve and are highly competitive. Many of our current and potential competitors are large entities with longer operating histories and in some cases have significantly more financial and other resources, including larger numbers of managerial and technical personnel. These factors may allow our competitors to respond more quickly or efficiently than we can to new or emerging technologies, such as green laser technologies or other technologies yet to be developed. These competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies, which may allow them to compete for customers more effectively.

Our market is characterized by rapid technological changes and evolving standards demanding a significant investment in research and development, and, if we fail to address changing market conditions, our business and operating results will be harmed.

Our market is subject to rapid innovation and technological change. While we intend to invest substantial resources to remain on the forefront of technological development, continuing advances in industrial welding and 3D printing technology, changes in customer requirements and preferences and the emergence of new standards, regulations and certifications could adversely affect adoption of our products either generally or for particular applications. Our ability to compete in the industrial welding and 3D printing market depends, in large part, on our success in developing and introducing our products in a timely fashion, in improving our existing products and technology and finding new applications for our technology. We believe that we must continuously enhance and expand the functionality and features of our products and technologies in order to remain competitive. However, we may not be able to:

•
develop cost-effective new products and technologies that address the increasingly complex needs of prospective customers;
•
enhance our existing products and technologies;
•
respond to technological advances and emerging industry standards and certifications on a cost-effective and timely basis;
•
adequately protect our intellectual property as we develop new products and technologies;
•
identify the appropriate technology or product to which to devote our resources; or
•
ensure the availability of cash resources to fund research and development.

Even if we successfully introduce all of the laser welding and powder bed metal printing products currently under development, it is possible that our competitors will develop new products and technologies that will replace our own. As a result, any of our products may be rendered obsolete or uneconomical by our or our competitors’ technological advances, leading to an inability to capture or retain market share, a decline in revenue and adverse effects to our business and prospects.

Global economic conditions and macro events may adversely affect us.

In recent years, the United States and other significant markets have experienced cyclical downturns. This was especially the case as a result of the COVID-19 pandemic and worldwide economic conditions remain uncertain, especially as even localized events may have cascading effects given the degree of interconnectedness of the global economy. In the current high inflation environment, many central banks are raising interest rates, which may increase the risk of a recession. The rapid rise in interest rates during 2022, the resulting industry-wide reduction in the fair value of securities portfolios and related bank runs and failures resulted in the takeover by the Federal Deposit Insurance Corporation of two banks in March 2023. These events have caused volatility in the capital and credit markets and uncertainty with respect to the health of the banking system and financial markets.

Global economic conditions and macro events over which we have no control may adversely affect our industry and our business. Economic uncertainty and associated macroeconomic conditions make it extremely difficult for our partners, suppliers, and us to accurately forecast and plan future business activities, especially as investment decisions on capital equipment are highly susceptible to changes in global economic factors.

A significant downturn in the domestic or global economy, or increases in the cost of equipment financed with leases or debt, may cause our customers to pause, delay, or cancel spending on our products or seek to lower their costs by exploring alternatives. To the extent purchases of our products are perceived by customers and potential customers as discretionary, our revenue may be disproportionately affected by delays or reductions in spending. Also, competitors may respond to challenging market conditions by lowering prices and attempting to lure away our customers.

We cannot predict the timing, strength, or duration of any economic slowdown or any subsequent recovery generally, or any industry in particular or how global business and political conditions may change. To the extent that general business, economic or political conditions, including overall changes in demand for our products, decline, our business, financial condition and results of operations, including revenues, could be materially adversely affected.

The laser industry is experiencing declining average selling prices, which could cause our gross margins to decline and harm our operating results.

Our products may in the future experience a decline in average selling prices (“ASPs”) as a result of increased competition, pressure to reduce prices from significant customers and new product and technology introductions. Newer market participants, particularly in China, have reduced and may continue to reduce, prices of competing products to gain market share. If we are required to reduce the ASPs of our products and we are unable to offset such reductions through increasing our unit volumes, reducing manufacturing costs or introducing new or enhanced products with higher margins, our operating results may be adversely affected. In addition, because of our significant fixed costs, we are limited in our ability to reduce total costs quickly in response to any revenue shortfalls. Because of these factors, we may in the future experience material adverse fluctuations in our operating results on a quarterly or annual basis if the ASPs of our products decline.

If OEM customers and system integrators are reluctant to incorporate our products into their production processes, our financial condition or results of operations may be adversely affected.

Our existing and potential customers include original equipment manufacturers (“OEM”) and system integrators. Our current and future revenues will therefore depend in part upon the ability of our current and potential OEM customers and system integrators to incorporate our laser products into their production processes. The commercial success of such arrangements will depend to a substantial degree on the efforts of these OEM customers and system integrators to develop and market products that are produced using our technologies. Relationships and experience with traditional laser makers, limited marketing resources, reluctance to invest in research and development and other factors affecting these OEM customers and third-party system integrators could have a substantial impact upon our financial results. If OEM customers or integrators are not able to adapt existing tools or develop new production processes to take advantage of the features and benefits of our blue laser technology or if they perceive us to be an actual or potential competitor, then the opportunities to increase our revenues and profitability may be severely limited or delayed.

Furthermore, if our OEM customers or third-party system integrators experience financial or other difficulties that adversely affect their operations, our financial condition or results of operations may also be adversely affected.

Risks Relating to Litigation and Regulation

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business.

Litigation, regulatory actions and compliance issues could subject us to significant fines, penalties, judgments, remediation costs, negative publicity and requirements resulting in increased expenses.

We may from time to time be involved in legal proceedings, administrative proceedings, claims and other litigation, with governmental agencies and entities as well as private parties, which arise in the ordinary course of business. In addition, since our laser systems are a new type of products in a nascent market, we may in the future need to seek the amendment of existing regulations or, in some cases, the creation of new regulations, in order to operate our business or sell our products in some jurisdictions. Such regulatory processes may require public hearings concerning our business, which could expose us to subsequent litigation.

Litigation can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. Responding to lawsuits brought against us, or legal actions that we may initiate, can be expensive and time-consuming. Unfavorable outcomes or developments relating to proceedings to which we are a party or transactions involving our products, such as judgments for monetary damages, injunctions, or denial or revocation of permits, could have a material adverse effect on our business, financial condition, and results of operations. To the extent such proceedings also generate negative publicity, our reputation and business could also be adversely affected. In addition, handling compliance issues and the settlement of claims could adversely affect our financial condition and results of operations.

Furthermore, our predecessor, Tailwind, was a special purpose acquisition company (“SPAC”). SPACs have been subject to increased regulatory oversight and scrutiny, including from the SEC. Any governmental or regulatory investigation or inquiry related to the Business Combination or otherwise could have a material adverse effect on our business and negatively affect our reputation.

We may be subject to securities litigation, which is expensive and could divert management attention.

The market price of our Common Stock may be volatile and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert management’s attention from other business concerns, which could seriously harm our business.

Our manufacturing facilities are subject to various compliance requirements, including Occupational Safety and Health Administration (“OSHA”), and compliance costs could increase as we plan to scale our operations.

Our manufacturing facilities are subject to numerous federal and state laws and regulations, including those of OSHA, a regulatory agency of the United States Department of Labor. In particular, our facilities are subject to oversight and regulation under local ordinances, building, zoning and fire codes, environmental protection regulation, and other rules and regulations. Though we believe that obtaining and renewing any certificates or licenses required for the operation of our business in compliance with such laws and regulations will be routine, we cannot assure you that we will obtain or renew them in a timely manner. Our failure to hold a given license or certificate, whether by expiration, nonrenewal or modification or termination, may impair our ability to perform our obligations under our customer contracts. Such licenses or certificates may require us to operate in ways that incur substantial compliance costs, particularly as we seek to scale our operations.

The number of laws affecting our business continues to grow and we can give no assurances that we will properly and timely comply with all laws and regulations that may affect us. If we fail to comply with these laws and regulations, we may be subject to legal penalties, which would adversely affect our business, prospects, and results of operations.

Laws, regulations and rules relating to privacy, information security, and data protection could increase our costs and adversely affect our business opportunities. In addition, the ongoing costs of complying with such laws, regulations and rules could be significant.

We are subject to various laws regarding privacy, information security and data protection. In particular, our handling of data relating to individuals is subject to a variety of laws and regulations relating to privacy, data protection, and information security, and it may become subject to additional obligations, including contractual obligations, relating to our maintenance and other processing of this data. For example, the European Union’s General Data Protection Regulation, or GDPR, and similar legislation adopted in the U.K., impose stringent data protection requirements and provides for significant penalties for noncompliance. In the United States, California has enacted legislation, the California Consumer Privacy Act, or CCPA, that, among other things, requires covered companies to provide disclosures to California consumers, and afford such consumers abilities to opt-out of certain sales of personal information.

Additionally, the California Privacy Rights Act, or CPRA, was approved by California voters in the November 2020 election. The CPRA significantly modifies the CCPA, creating obligations relating to consumer data which began on January 1, 2022, with enforcement anticipated to commence July 1, 2023. Additionally, other U.S. states continue to propose, and in certain cases adopt, privacy-focused legislation that maintains similarities to the CCPA and CPRA. The U.S. federal government also is contemplating privacy legislation. Laws, regulations, and other actual and potential obligations relating to privacy, data protection, and data security are evolving rapidly, and the regulatory landscape regarding privacy, data protection, and data security is likely to remain uncertain for the foreseeable future. We expect to be subject to new laws and regulations, or new interpretations of laws and regulations, in the future in various jurisdictions. Additionally, we may be bound by contractual requirements applicable to our collection, use, processing, and disclosure of various types of data, and may be bound by, or voluntarily comply with, self-regulatory or other industry standards relating to these matters. These laws, regulations, and other obligations, and changes in their interpretation, could require us to modify our operations and practices, restrict our activities, and increase our costs in the future, and it is possible that these laws, regulations, and other obligations may be inconsistent with one another or be interpreted or asserted to be inconsistent with our business or practices. Any actual or perceived inability to adequately address privacy and security concerns or to comply with applicable laws, rules, regulations, and other actual or asserted obligations relating to privacy, data protection, and information security could result in claims, demands, and litigation by private parties, investigations and other proceedings by regulatory authorities, fines, penalties, and other liabilities, and have an adverse effect on our business, prospects, results of operations, financial position and reputation.

Our business may depend on the continued availability of rebates, tax credits and accelerated depreciation schedules, and other financial incentives. The reduction, modification, or elimination of government economic incentives, particularly in the defense and research sectors, and tax policies could cause our revenue to decline and harm our financial results.

The U.S. federal government and some foreign, state and local governments provide incentives to end users in the form of rebates, tax credits and accelerated depreciation schedules, and other financial incentives. Our business may rely on these governmental rebates, tax credits, and other financial incentives to significantly lower the effective price of our laser systems to our customers. However, these incentives may expire on a particular date, end when the allocated funding is exhausted, or be reduced or terminated as a matter of regulatory or legislative policy. Changes in the availability of rebates, tax credits, and other financial programs and incentives could reduce demand for our laser systems, impair sales financing, and adversely impact our business results.

Unanticipated changes in tax laws may affect future financial results.

Nuburu is a U.S. corporation and thus subject to U.S. corporate income tax on its worldwide operations. Our principal operations and certain potential customers are located in the United States, and as a result, the Company is subject to various U.S. federal, state and local taxes. New U.S. laws and policy relating to taxes may have an adverse effect on the Company’s business and future profitability. Further, existing U.S. tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to the Company.

In recent years, the federal government has made significant changes to U.S. tax laws, including through the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) and the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into law, with tax provisions primarily focused on implementing a 15% minimum tax on global adjusted financial statement income, effective for tax years beginning after December 31, 2022, and a 1% excise tax on share repurchases occurring after December 31, 2022. The Company may be subject to the new excise tax with respect to any redemptions of our Preferred Stock. Further, the current administration had previously set forth several tax proposals that would, if enacted, make further significant changes to U.S. tax laws (including provisions enacted pursuant to the Tax Act). Such proposals include, but are not limited to, (i) an increase in the U.S. income tax rate applicable to corporations from 21% to 28%, (ii) an increase in the maximum U.S. federal income tax rate applicable to individuals and (iii) an increase in the U.S. federal income tax rate for long-term capital gain for certain taxpayers with income in excess of a threshold amount. Congress may consider some or all of these proposals in connection with additional tax reform to be undertaken by the current administration. It is unclear whether these or similar changes will be enacted and, if enacted, how soon any such changes could take effect. The passage of any legislation as a result of these proposals and other similar changes in U.S. federal income tax laws could adversely affect our business and future profitability. Investors are urged to consult with their legal and tax advisors with respect to any such legislation and the potential tax consequences of holding our securities.

Significant judgment is required in determining our provision and our valuation allowance for income taxes and other tax liabilities. Although we believe that our tax provisions are reasonable, there can be no assurance that the final determination of any tax audits or tax disputes will not be different from what is reflected in our historical income tax provisions and accruals. To the extent we are required to pay amounts in excess of our reserves, such differences could have a material adverse effect on our consolidated statement of income for a particular future period. In addition, an unfavorable tax settlement could require use of our cash and result in an increase in our effective tax rate in the period in which such resolution occurs.

Additionally, although we currently primarily operate in the United States, we will seek to expand our business operations internationally to other markets including, but not limited to, Europe and in Asia. Any international expansion of our business could subject our business to tax risks associated with international operations. For example, tax compliance in various jurisdictions, some of which may have potentially conflicting tax laws, and all of which are subject to change, potentially with retroactive effect, could result in materially higher cash tax liabilities for our business. The tax laws in jurisdictions where we conduct business and applicable U.S. tax laws as they relate to international operations may not act together in a coordinated fashion, which could also result in material incremental taxes for our business. Moreover, an expansion of our business internationally also creates risks that our business could have a taxable presence in jurisdictions where we are not filing tax returns. Taxing authorities, both domestically and internationally, have become increasingly aggressive regarding asserting that companies have a taxable presence in jurisdictions, and our business could face these risks in connection with the internal expansion of our business.

We must comply with and could be impacted by various export controls and trade and economic sanctions laws and regulations that could negatively affect our business and may change due to diplomatic and political considerations outside of our control.

We expect to ship our products to countries throughout the world. Doing business on a global basis requires us to comply with anti-corruption laws and regulations imposed by governments around the world with jurisdiction over our operations, including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act 2010, as well as the laws of the countries where we do business. We are also subject to various trade restrictions, including trade and economic sanctions and export controls, imposed by governments around the world with jurisdiction over our operations. For example, in accordance with trade sanctions administered by the Office of Foreign Assets Control and the U.S. Department of Commerce, we are subject to limitations on or are prohibited from engaging in transactions involving certain persons and certain designated countries or territories, including Belarus, Cuba, Iran, Syria, North Korea, Russia and certain occupied territories in Ukraine. In addition, our products are subject to export regulations that can involve significant compliance time and may add additional overhead cost to our products. In recent years the U.S. government has had a renewed focus on export matters. For example, the Export Control Reform Act of 2018 and regulatory guidance have imposed additional controls, and may result in the imposition of further additional controls, on the export of certain “emerging and foundational technologies.” Our current and future products may be subject to these heightened regulations, which could increase our compliance costs.

We are committed to doing business in accordance with applicable anti-corruption laws and regulations and with applicable trade restrictions. If we engage independents sales representatives or distributors for our products or enter into strategic partnerships, we face the risk that such persons or entities and their respective officers, directors, employees and agents may take action determined to be in violation of such laws and regulations. Any violation by any of these persons could result in substantial fines, sanctions, civil or criminal penalties, or curtailment of operations in certain jurisdictions, and might adversely affect our operating results, even where we had no control over such persons or our control was limited. In addition, actual or alleged violations could damage our reputation and ability to do business.

We could be liable for environmental damages resulting from our operations, which could impact our reputation, our business, and our operating results.

We are subject to federal, state, and local environmental laws and regulations and may become subject to environmental laws in foreign jurisdictions in which we may operate or into which we ship our products. Environmental laws and regulations can be complex and may often change. These laws can give rise to liability for administrative oversight costs, cleanup costs, property damage, bodily injury, fines, and penalties. Capital and operating expenses needed to comply with environmental laws and regulations can be significant, and violations may result in substantial fines and penalties or third-party damages. In addition, environmental laws and regulations such as the Comprehensive Environmental Response, Compensation and Liability Act in the United States impose liability on several grounds including for the investigation and cleanup of contaminated soil and ground water, for building contamination, for impacts to human health and for damages to natural resources. If contamination is discovered in the future at properties formerly owned or operated by us or currently owned or operated by us, or properties to which hazardous substances were sent by us, it could result in our liability under environmental laws and regulations. Many of our current and future customers have high sustainability standards, and any environmental noncompliance by us could harm our reputation and impact a customer’s buying decision. The costs of complying with environmental laws, regulations, and customer requirements, and any claims concerning noncompliance or liability with respect to contamination in the future, could have a material adverse effect on our financial condition or our operating results.

The Warrant Agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with us.

The Warrant Agreement between Continental Stock Transfer & Trust Company, as warrant agent, and the Company, dated September 9, 2020, pursuant to which the Public Warrants were issued (as it may be amended, supplemented or otherwise modified from time to time, the

“Warrant Agreement”) provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the Warrant Agreement will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction will be the exclusive forum for any such action, proceeding or claim. Under the Warrant Agreement, we also agree that we will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the Warrant Agreement do not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Additionally, this provision does not apply to claims under the Securities Act, over which the federal and state courts have concurrent jurisdiction. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants will be deemed to have notice of and to have consented to the forum provisions in the Warrant Agreement.

If any action, the subject matter of which is within the scope of the forum provisions of the Warrant Agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder will be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us, which may discourage such lawsuits. Alternatively, if a court were to find this provision of the Warrant Agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

Risk Relating to Intellectual Property

We may be unable to protect, defend, maintain or enforce our intellectual property rights for the intellectual property on which our business depends, including against existing or future competitors. Failure to protect defend, maintain and enforce that intellectual property could result in our competitors offering similar products, potentially adversely affecting our growth and success.

Our commercial success will depend in part on our success in obtaining and maintaining issued patents, trademarks and other intellectual property rights in the United States and elsewhere and protecting our proprietary technology. If we do not adequately protect our intellectual property and proprietary technology, competitors may be able to use our technologies we have acquired in the marketplace and erode or negate any competitive advantage we may have, which could harm our business and ability to achieve profitability.

Our intellectual property is critical to our business and although we have taken many protective measures to protect our trade secrets, including agreements, limited access, segregation of knowledge, password protections and other measures, policing unauthorized use of proprietary technology can be difficult and expensive. Also, litigation may be necessary to enforce our intellectual property rights, protect our trade secrets, or determine the validity and scope of the proprietary rights of others. Such litigation may result in our intellectual property rights being challenged, limited in scope, or declared invalid or unenforceable. We cannot be certain that the outcome of any litigation will be in our favor, and an adverse determination in any such litigation could impair our intellectual property rights and may harm our business, prospects and reputation.

We have already and expect to continue to incur substantial expense and costs in protecting, enforcing and defending our intellectual property rights against third parties. Future litigation relating to protecting our rights could be time consuming and expensive. We rely primarily on patent, copyright, trade secret and trademark laws, and non-disclosure, confidentiality, and other types of contractual restrictions to establish, maintain, and enforce our intellectual property and proprietary rights. However, our rights under these laws and agreements afford us only limited protection and the actions we take to establish, maintain, and enforce our intellectual property rights may not be adequate. For example, our trade secrets and other confidential information could be disclosed in an unauthorized manner to third parties, our owned or licensed intellectual property rights could be challenged, invalidated, circumvented, infringed, or misappropriated or our intellectual property rights may not be sufficient to provide us with a competitive advantage, any of which could have a material adverse effect on our business, financial condition or operating results. In addition, the laws of some countries do not protect proprietary rights as fully as do the laws of the United States or may even formally or tacitly encourage the piracy of foreign intellectual property. As a result, we may not be able to protect our proprietary rights adequately abroad.

We rely, in part, on our ability to obtain, maintain, expand, enforce, and defend the scope of our intellectual property portfolio or other proprietary rights, including the amount and timing of any payments we may be required to make in connection with the licensing, filing, defense and enforcement of any patents or other intellectual property rights. The process of applying for and obtaining a patent is expensive, time-consuming and complex, and we may not be able to file, prosecute, maintain, enforce or license all necessary or desirable patent applications at a reasonable cost, in a timely manner, or in all jurisdictions where protection may be commercially advantageous, or we may not be able to protect our proprietary rights at all. We may not be successful in protecting our proprietary rights, and unauthorized parties may be able to obtain and use information that we regard as proprietary.

Though an issued patent is presumed valid and enforceable, its issuance is not conclusive as to its validity or its enforceability and it may not provide us with adequate proprietary protection or competitive advantages against competitors with similar products. Patents, if issued, may be challenged, deemed unenforceable, invalidated or circumvented. Proceedings challenging our patents could result in either loss of the patent, or denial or the patent application or loss or reduction in the scope of one or more of the claims of the patent or patent application. In addition, such proceedings may be costly. Thus, any patents that we may own may not provide any protection against competitors.

Furthermore, an adverse decision may result in a third party receiving a patent right sought by us, which in turn could affect our ability to commercialize our products.

Competitors could purchase our products and attempt to replicate or reverse engineer some or all of the competitive advantages we derive from our development efforts, willfully infringe our intellectual property rights, design around our patents, or develop and obtain patent protection for more effective technologies, designs or methods. We may be unable to prevent the unauthorized disclosure or use of our technical knowledge or trade secrets by consultants, suppliers, vendors, former employees and current employees.

Further, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States.

In addition, proceedings to enforce or defend our patents could put our patents at risk of being invalidated, held unenforceable or interpreted narrowly. Such proceedings could also provoke third parties to assert claims against us, including that some or all of the claims in one or more of our patents are invalid or otherwise unenforceable. If any of our patents covering our products are invalidated or found unenforceable, or if a court found that valid, enforceable patents held by third parties covered one or more of our products, our competitive position could be harmed or we could be required to incur significant expenses to enforce or defend our rights.

The degree of future protection for our proprietary rights is uncertain, and we cannot ensure that:

•
any of our patents, or any of our pending patent applications, if issued, will include claims having a scope sufficient to protect our products;
•
any of our pending patent applications will issue as patents;
•
we will be able to successfully commercialize our products on a substantial scale, if approved, before our relevant patents we may have expire;
•
we were the first to make the inventions covered by each of our patents and pending patent applications;
•
we were the first to file patent applications for these inventions;
•
others will not develop similar or alternative technologies that do not infringe our patents;
•
others will not assert an ownership interest in our patents;
•
any of our patents will be found to ultimately be valid and enforceable;
•
any patents issued to us will provide a basis for an exclusive market for our commercially viable products, will provide us with any competitive advantages or will not be challenged by third parties;
•
we will develop additional proprietary technologies or products that are separately patentable; or
•
our commercial activities or products will not infringe upon the patents of others.

Even if we are able to obtain patent protection, such patent protection may be of insufficient scope to achieve our business objectives. Issued patents may be challenged, narrowed, invalidated or circumvented. Decisions by courts and governmental patent agencies may introduce uncertainty in the enforceability or scope of patents owned by or licensed to us. Furthermore, the issuance of a patent does not give us the right to practice the patented invention. Third parties may have blocking patents that could prevent us from marketing our own products and practicing our own technology. Alternatively, third parties may seek approval to market their own products similar to or otherwise competitive with our products. In these circumstances, we may need to defend or assert our patents, including by filing lawsuits alleging patent infringement. In any of these types of proceedings, a court or agency with jurisdiction may find our patents invalid, unenforceable or not infringed; competitors may then be able to market products and use manufacturing and analytical processes that are substantially similar to ours. Even if we have valid and enforceable patents, these patents still may not provide protection against competing products or processes sufficient to achieve our business objectives.

We may be subject to third-party claims of infringement, misappropriation or other violations of intellectual property rights, or other claims challenging our agreements related to intellectual property, which may be time consuming and costly to defend, and could result in substantial liability.

Companies, organizations, or individuals, including our competitors, may hold or obtain patents, trademarks, or other proprietary rights that they may in the future allege are infringed by our products or services. These companies holding patents or other intellectual property rights allegedly relating to our technologies could, in the future, make claims or bring suits alleging infringement, misappropriation, or other violations of such rights, or otherwise assert their rights and by seeking royalties, lost profits, treble damages, attorney fees and injunctions. If a claim is successfully brought in the future and we or our products are determined to have infringed, misappropriated, or otherwise violated a third party’s intellectual property rights, we may be required to do one or more of the following:

•
cease selling or using our products that incorporate the challenged intellectual property;
•
pay substantial damages, including lost profits of the holder of the intellectual property rights (as well as, increased damages up to treble damages and attorneys’ fees if our infringement is determined to be willful);
•
obtain a license from the holder of the intellectual property right, which may not be available on reasonable terms or at all; or
•
redesign our products or means of production, which may not be possible or cost-effective.

Any of the foregoing could adversely affect our business, prospects, operating results, and financial condition. In addition, any litigation, whether to protect our intellectual property to defend against the claims of others, whether or not valid, could harm our reputation, result in substantial costs and can be disruptive to our business operations by diverting attention and energies of management and key technical personnel and by increasing our costs of doing business.

We may also license technology from third parties and incorporate components supplied by third parties into our products, which could result in our having to incur significant costs. If we are unable to enter into the necessary licenses on acceptable terms or at all, if any necessary licenses are subsequently terminated, if the licensors fail to abide by the terms of the licenses or fail to prevent infringement by third parties, or if the licensed patents or other rights are found to be invalid or unenforceable, our business may suffer. We may in the future face claims that our use of such technology or components infringes or otherwise violates the rights of others, which would subject us to the risks described above. We may in some cases seek indemnification from our licensors or suppliers under our contracts with them, but our rights to indemnification or our suppliers’ resources may be unavailable or insufficient to cover our costs and losses.

In addition, we generally indemnify our customers with respect to infringement by our products of the proprietary rights of third parties. However, third parties may assert infringement claims against our customers. These claims may require us to initiate or defend protracted and costly litigation on behalf of our customers, regardless of the merits of these claims. If any of these claims succeed or settle, we may be forced to pay damages or settlement payments on behalf of our customers or may be required to obtain licenses for the products they use. If we cannot obtain all necessary licenses on commercially reasonable terms, our customers may be forced to stop using our products.

Our patents and, patent applications if issued, may not provide adequate protection to create a barrier to entry. The provisional and non-provisional patent applications that we own may not issue as patents or provide adequate protection to create a barrier to entry, which may hinder our ability to prevent competitors from selling products similar to ours.

We continue to have several patent applications pending and we cannot be certain that our pending patent applications will result in issued patents or that any of our already issued patents will afford protection against a competitor. The status of patents involves complex legal and factual questions, and the breadth of claims allowed is uncertain and can vary from country to country. As a result, we cannot be certain that the patent applications that we intend to file will result in patents being issued or that our patents and any patents that may be issued to us in the future will afford protection against competitors with similar technology. In addition, patent applications filed in foreign countries are subject to laws, rules, and procedures that differ from those of the United States, and thus we cannot be certain that foreign patent applications related to issued U.S. patents will be issued in other regions. Furthermore, even if these patent applications are accepted and the associated patents issued, some foreign countries provide significantly less effective patent enforcement than in the United States.

The U.S. Patent and Trademark Office, or USPTO, and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. In addition, periodic maintenance fees on issued patents often must be paid to the USPTO and foreign patent agencies over the lifetime of the patent. While an unintentional lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Even if a lapse is cured, reviving the patent or application, there is a risk that the revival can be challenged by third parties in proceeding and litigation, and that the revival can be overruled. Non-compliance events that could result in abandonment or lapse of a patent or patent application include failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we fail to maintain the patents and patent applications covering our products, we may not be able to stop a competitor from marketing products that are the same as or similar to our products, which would have a material adverse effect on our business.

In addition, patents issued to us may be infringed upon or designed around by others and others may obtain patents that we need to license or design around, either of which would increase costs and may adversely affect our business, our prospects, and our operating results.

In addition, we may in the future be subject to claims by our former employees or consultants asserting an ownership right in our patents, patent applications or other intellectual property, as a result of the work they performed on our behalf. Our general requirement that our employees and consultants and any other partners or collaborators who have access to our proprietary know-how, information or technology assign or grant similar rights to their inventions to us may not fully protect us from intellectual property claims.

Additionally, we cannot be certain that we have executed such agreements with all parties who may have contributed to our intellectual property, nor can we be certain that our agreements with such parties will be upheld in the face of a potential challenge, that such agreements will adequately protect us, or that they will not be breached, for which we may not have an adequate remedy.

We may also become involved in other proceedings, such as reexamination, inter parties review, post grant review, derivation or opposition proceedings before the USPTO or other jurisdictional body relating to our intellectual property rights or the intellectual property rights of others. Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing our products or using product names, which would have a significant adverse impact on our business, financial condition and results of operations.

We may not be able to protect our intellectual property rights throughout the world.

A company may attempt to commercialize competing products utilizing our proprietary design, trademarks or trade names in foreign countries where we do not have any patents or patent applications and where legal recourse may be limited. This may have a significant commercial impact on our foreign business operations.

Filing, prosecuting and defending patents or trademarks on our current and future products in all countries throughout the world would be prohibitively expensive. The requirements for patentability and trademarking may differ in certain countries, particularly developing countries. The laws of some foreign countries do not protect intellectual property rights to the same extent as laws in the United States.

Consequently, we may not be able to prevent third parties from utilizing our inventions and trademarks in all countries outside the United States. Competitors may use our technologies or trademarks in jurisdictions where we have not obtained patent or trademark protection to develop or market their own products and further, may export otherwise infringing products to territories where we have patent and trademark protection, but enforcement on infringing activities is inadequate. These products or trademarks may compete with our products or trademarks, and our patents, trademarks or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trademarks and other intellectual property protection, which could make it difficult for us to stop the infringement of our patents and trademarks or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent and trademarks rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents and trademarks in those jurisdictions, as well as elsewhere at risk of being invalidated or interpreted narrowly and our patent or trademark applications at risk, and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Certain countries in Europe and certain developing countries, including India and China, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In those countries, we may have limited remedies if our patents are infringed or if we are compelled to grant a license to our patents to a third party, which could materially diminish the value of those patents. This could limit our potential revenue opportunities. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we own or license. Finally, our ability to protect and enforce our intellectual property rights may be adversely affected by unforeseen changes in foreign intellectual property laws.

Changes in U.S. patent law could diminish the value of patents in general, thereby impairing our ability to protect our intellectual property rights.

Changes in either the patent laws or in interpretations of patent laws in the United States may diminish the value of our intellectual property. We cannot predict the breadth of claims that may be allowed or enforced in our patents or in third party patents. In addition, a third party that files a patent application before us could be awarded a patent covering an invention of ours even if we had made the invention before it was made by such third party. This will require us to be cognizant of the time from invention to filing of a patent application. Since patent applications in the United States are confidential for a period of time after filing or until issuance, we cannot be certain that we or our licensors were the first to either file any patent application related to our products or services or invent any of the inventions claimed in our or our licensor’s patents or patent applications.

Third parties may also submit prior art to the United States Patent and Trademark Office (“USPTO”) during patent prosecution, which could adversely affect our ability to obtain a patent and it is also possible for third parties to challenge granted patents through Patent Office proceedings such as post-grant review, inter partes review and derivation proceedings. A lower evidentiary standard is imposed in USPTO proceedings compared to the evidentiary standard in U.S. federal courts necessary to invalidate a patent claim. As such, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action. The uncertainties and costs surrounding the prosecution of our owned or in-licensed patent applications and the enforcement or defense of our owned or in-licensed issued patents could have a material adverse effect on our business.

Recent U.S. Supreme Court rulings have also narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

We may be subject to claims that we or our employees have misappropriated the intellectual property of a third party, including trade secrets or know-how, or are in breach of non-competition or non-solicitation agreements with our competitors.

Many of our employees and consultants were previously employed at or engaged by other laser companies, including our competitors or potential competitors. Some of these employees, consultants and contractors, may have executed proprietary rights, non-disclosure and non-competition agreements in connection with such previous employment. Our efforts to ensure that our employees and consultants do not use the intellectual property, proprietary information, know how or trade secrets of others in their work for us may not be successful, and we may be subject to claims that we or these individuals have, inadvertently or otherwise, misappropriated the intellectual property or disclosed the alleged trade secrets or other proprietary information, of these former employers or competitors.

Additionally, we may be subject to claims from third parties challenging our ownership interest in intellectual property we regard as our own, based on claims that our employees or consultants have breached an obligation to assign inventions to another employer, to a former employer, or to another person or entity. Litigation may be necessary to defend against any other claims, and it may be necessary or we may desire to enter into a license to settle any such claim; however, there can be no assurance that we would be able to obtain a license on commercially reasonable terms, if at all. If our defense to those claims fails, in addition to paying monetary damages, a court could prohibit us from using technologies or features that are essential to our products, if such technologies or features are found to incorporate or be derived from the trade secrets or other proprietary information of the former employers. An inability to incorporate technologies or features that are important or essential to our products could have a material adverse effect on our business, financial condition and results of operations, and may prevent us from selling our products. In addition, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against these claims, litigation could result in substantial costs and could be a distraction to management. Any litigation or the threat thereof may adversely affect our ability to hire employees or contract with independent sales representatives. A loss of key personnel or their work product could hamper or prevent our ability to commercialize our products, which could have an adverse effect on our business, financial condition and results of operations.

If we are unable to protect the confidentiality of our other proprietary information, our business and competitive position may be harmed.

In addition to patent protection, we also rely on protection of trade secrets, know-how and other proprietary information that is not patentable or that we elect not to patent. However, trade secrets can be difficult to protect and some courts are less willing or unwilling to protect trade secrets. To maintain the confidentiality of our trade secrets and proprietary information, we rely heavily on confidentiality provisions that we have in contracts with our employees, consultants, collaborators and others upon the commencement of their relationship with us. We cannot guarantee that we have entered into such agreements with each party that may have or have had access to our trade secrets or proprietary technology and processes. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by such third parties, despite the existence generally of these confidentiality restrictions. These contracts may not provide meaningful protection for our trade secrets, know-how, or other proprietary information in the event the unwanted use is outside the scope of the provisions of the contracts or in the event of any unauthorized use, misappropriation, or disclosure of such trade secrets, know-how, or other proprietary information. There can be no assurance that such third parties will not breach their agreements with us, that we will have adequate remedies for any breach, or that our trade secrets will not otherwise become known or independently developed by competitors. The protections we place on our intellectual property or other proprietary rights may not be sufficient. Monitoring unauthorized use and disclosure of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property or other proprietary rights will be adequate. In addition, the laws of many foreign countries will not protect our intellectual property or other proprietary rights to the same extent as the laws of the United States. Consequently, we may be unable to prevent our proprietary technology from being exploited abroad, which could affect our ability to expand to international markets or require costly efforts to protect our technology. To the extent our intellectual property or other proprietary information protection is incomplete, we are exposed to a greater risk of direct competition. A third party could, without authorization, copy or otherwise obtain and use our products or technology, or develop similar technology. Our competitors could purchase our products and attempt to replicate some or all of the competitive advantages we derive from our development efforts or design around our protected technology. Our failure to secure, protect and enforce our intellectual property rights could substantially harm the value of our products, brand and business. The theft or unauthorized use or publication of our trade secrets and other confidential business information could reduce the differentiation of our products and harm our business, the value of our investment in development or business acquisitions could be reduced and third parties might make claims against us related to losses of their confidential or proprietary information. Any of the foregoing could materially and adversely affect our business, financial condition and results of operations.

Further, it is possible that others will independently develop the same or similar technology or products or otherwise obtain access to our unpatented technology, and in such cases we could not assert any trade secret rights against such parties. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our trade secret rights and related confidentiality and nondisclosure provisions. If we fail to obtain or maintain trade secret protection, or if our competitors obtain our trade secrets or independently develop technology or products similar to ours or competing technologies or products, our competitive market position could be materially and adversely affected.

We also seek to preserve the integrity and confidentiality of our data and other confidential information by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in these individuals, organizations and systems, agreements or security measures may be breached and detecting the disclosure or misappropriation of confidential information and enforcing a claim that a party illegally disclosed or misappropriated confidential information is difficult, expensive and time-consuming, and the outcome is unpredictable. Further, we may not be able to obtain adequate remedies for any breach.

Other Risks

Cyber-attacks and other disruptions, security breaches and incidents could have an adverse effect on our business, harm our reputation and expose us to liability.

Computer malware, viruses, physical or electronic break-ins and similar disruptions and security breaches or incidents could lead to interruption and delays in our services and operations and loss, misuse or theft of data, financial information and Company funds. Computer malware, viruses, ransomware and other malicious code, and hacking and phishing attacks have become more prevalent and may occur on our systems in the future. Threats to and vulnerabilities in our systems and infrastructure and those of our third party service providers may result from human error, fraud or malice on the part of our employees or third-party service providers or by malicious third parties, including state-sponsored organizations with significant financial and technological resources, or from accidental technological failure. Attempts by cyber attackers or others to disrupt our services or systems or those of our third-party service providers, as well as employee or service provider error or malfeasance, technical failures, or other causes of security breaches and incidents could harm our business, result in a loss of intellectual property, result in claims, demands, and litigation by private parties, investigations and other proceedings by regulatory authorities, fines, penalties, and other liabilities, introduce liability to data subjects, result in the misappropriation of funds, be expensive to remedy and damage our reputation or brand. Efforts to prevent cyber attackers from entering and disrupting computer systems are expensive to implement, and we may not be able to cause the implementation or enforcement of such preventions with respect to our third-party service providers. Despite the security measures that we and our service providers utilize, our infrastructure and that of our service providers may be vulnerable to physical break-ins, ransomware, computer viruses, other malicious code attacks by hackers, phishing attacks, social engineering, or similar disruptive problems. Though it is difficult to determine what, if any, harm may directly result from any specific interruption, attack or other security breach or incident, any failure to maintain performance, reliability, security and availability of systems and technical infrastructure may, in addition to other losses and liabilities, harm our reputation, brand and ability to attract customers.

As our business and the number of employees grows, the possibility of human error leading to information technology incidents will also increase. Our information technology systems may also not be adequate to support our operations and may introduce opportunities for security breaches and incidents that may interrupt business operations and permit bad actors to obtain unauthorized access to systems, to misappropriate funds, and result in unauthorized access to, or unauthorized use, acquisition, disclosure, loss, corruption, or other processing of personal, confidential, or other sensitive information. Increases in remote work have increased cybersecurity risks, and acts by Russia and associated actors in connection with the conflict between Russia and Ukraine could include cyber-attacks that could disrupt the economy more generally or that could also impact our operations directly or indirectly. We and our third-party service providers also may face difficulties or delays in identifying, responding to, and otherwise mitigating security breaches and incidents, and we could be forced to expend significant financial and operational resources in response to any actual or perceived security breach or security incident, including in repairing system damage, increasing cybersecurity protection costs by deploying additional personnel and modifying or enhancing our protection technologies, investigating and remediating any information security vulnerabilities, notifying affected individuals and otherwise remediating or responding to any such breach or incident, and litigating and resolving regulatory investigations and other proceedings and legal claims and litigation, all of which could divert resources and the attention of our management and key personnel.

Costs, expenses, and other liabilities relating to any actual or perceived disruption or security breach or incident may not be covered adequately by insurance, and may result in an increase in our costs for insurance or insurance not being available to us on economically feasible terms, or at all. Insurers may also deny us coverage as to any future claim. Any of these results could harm our financial condition, business and reputation.

Natural disasters, unusual weather conditions, epidemic outbreaks, terrorist acts and political events could disrupt our business. Interruption or failure of our infrastructure could hurt our ability to effectively perform our daily operations and provide and produce our products and services, which could damage our reputation and harm our operating results.

We are vulnerable to natural disasters and significant disruptions including floods, earthquakes, fires, hail storms, snow storms, water shortages, other extreme or unusual weather conditions, epidemics or pandemics, such as the COVID-19 pandemic, acts of terrorism, war or disruptive political events where our facility is located, or where are third-party suppliers’ facilities are located, power shortages and blackouts and aging infrastructures. Furthermore, climate change appears to have increased, and may continue to increase, the rate, size and scope of these natural disasters. In the event of such a natural disaster or other disruption, we could experience disruptions to our operations or the operations of suppliers, subcontractors, distributors or customers, which could affect our ability to fulfill our customer contracts or damage our reputation, which would have a material adverse effect on our business, financial condition and results of operations.

Our financial condition and results of operations as well as those of potential customers could be adversely affected by epidemics, pandemics and other outbreaks such as the COVID-19 pandemic, which has caused a material adverse effect on the level of economic activity around the world, including in the markets we serve.

We face various risks related to epidemics, pandemics, and other outbreaks. For example, in an effort to contain and mitigate the spread of COVID-19, many countries, including the United States and other of our target markets, imposed unprecedented restrictions on travel and business operations and experienced business closures and a substantial reduction in economic activity. Subsequently, national, state and local governments alternated between the lifting of these restrictions and then reimposing them from time to time in part or in full.

Our operations and performance depend significantly on global and regional economic conditions, and the COVID-19 pandemic, together with the measures taken in response to the COVID-19 pandemic, has had a significant negative effect on global and regional economies.

The extent to which COVID-19 may impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the pandemic, travel restrictions, social distancing requirements or other governmental or business disruptions, global unemployment rates, the distribution of vaccines and vaccination rates, waning immunity among persons already vaccinated, an increase in fatigue or skepticism with respect to initial or booster vaccinations, the emergence of additional COVID-19 variants, including vaccine-resistant strains, and the effectiveness of actions taken in the United States and other countries to prevent, contain, and treat the disease.

New epidemics, pandemics or outbreaks of novel diseases may arise at any time. If such epidemics, pandemics or other outbreaks or a worsening of the COVID-19 pandemic were to occur that result in business disruptions, and if we are unable to recover from such business disruptions on a timely basis, our financial condition and results of operations may be materially adversely affected. We may also incur additional costs due to delays caused by such epidemics, pandemics or other outbreaks, which could adversely affect our financial condition and results of operations.

Our financial condition and results of operations as well as those of potential customers could be adversely affected by the Russian invasion of Ukraine, which has caused a material adverse effect on the level of economic activity around the world, including in the markets we serve.

In February 2022, the Russian Federation invaded Ukraine. As a result of the invasion, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus and certain of their citizens. While we currently have no customers or suppliers located in Belarus, the Russian Federation or Ukraine, nor have we experienced any supply disruptions directly related to the Russian invasion of Ukraine as we do not knowingly source any materials originating from Belarus, the Russian Federation or Ukraine, as the war in Ukraine continues or possibly escalates, this may lead to further disruption, instability and volatility in global markets and industries that could negatively impact our customers, operations and our supply chain. The impact of the conflict and related sanctions on the world economy are subject to rapid change and are difficult to predict. Our financial condition, results of operations, and cash flows may be materially adversely affected, but the specific impact on our financial condition, results of operations, and cash flows is currently difficult to determine.

We may engage in a wide array of potential strategic transactions, which could require significant management attention, disrupt our business, dilute stockholder value and adversely affect our operating results and financial condition.

As part of our business strategy, we may engage in a wide array of potential strategic transactions, including acquisitions of businesses, new technologies, services, and other assets, and strategic investments that complement our business, such as to accelerate our presence in the 3D printing metal systems market. Any such transactions may involve numerous risks, which could harm our business and negatively affect our financial condition and results of operations. There is no assurance that any transaction undertaken will result in a completed transaction, despite the time and resources expended. Furthermore, if we do complete such transactions, they may not translate into successful business opportunities and we may not realize the benefits or synergies we had anticipated. Additionally, we may have to pay cash, incur debt, or issue equity securities to pay for any such transactions, each of which could affect our financial condition or the value of our capital stock, result in dilution to our equity holders, increase our fixed obligations, or require us to comply with covenants or other restrictions that would impede our ability to manage our operations. The direct costs of these transactions, as well as the resources required to evaluate, negotiate, integrate, and promote these acquisitions, may divert significant time and resources from the general operation of our business and require significant attention from management, all of which could disrupt the ordinary functioning of our business and adversely affect our operating results.

In addition, we may issue up to $100,000,000 of Common Stock from time to time over a 48-month period under the Lincoln Park Purchase Agreement. Holders of Common Stock will experience dilution in connection with any issuances of Common Stock under the Lincoln Park Purchase Agreement. Pursuant to the Lincoln Park Purchase Agreement, the Company issued to Lincoln Park in connection with the Closing 200,000 shares of Common Stock in consideration for entering into the Lincoln Park Purchase Agreement and an additional 400,000 shares of Common Stock on March 2, 2023, representing the number of shares equal to $2,000,000 divided by the lesser of (x) $10.00 per share or (y) the average closing price of the Common Stock for the 10 consecutive business days prior to the date that is 30 days after the Closing, provided that if such average closing price is below $5.00 per share, then the average closing price shall be deemed to be $5.00 per share (the price was deemed to be $5.00 per share). Holders of Common Stock experienced dilution in connection with the issuances of such commitment shares to Lincoln Park and will experience further dilution upon conversion of shares of Preferred Stock (including those already issued at Closing or those that may yet be issued in connection with sales by the Anzu Investors under the 10b5-1 Sales Plan and the Company’s election to cause the Anzu SPVs to purchase shares of Preferred Stock from the Company pursuant to the terms of the Sale Option Agreement). Such dilution or any decline in the prevailing market price of our Common Stock, whether due to the foregoing or due to sales by holders of Common Stock, may limit our ability to use our securities in connection with a potential strategic transaction or may require increased dilution in the event that we pursue a potential strategic transaction using our securities to pay for such transaction.

Negative publicity could result in a decline in our growth and have a material adverse effect on our business, our brand and our results of operations.

We have invested and will continue to invest in our brand. We believe that maintaining and enhancing our brand identity is critical to our relationships with existing partners and customers, and to our ability to attract new partners and customers. Our ability to compete for and maintain partnerships relies to a large extent on our partners and customers’ trust in our business and the value of our brand. The failure or perceived failure to maintain our brand could adversely affect our brand value, financial condition and results of operations. Negative publicity can adversely affect our reputation and damage our brand, and may arise from many sources, including actual or alleged misconduct, errors or improper business practices by employees, employee claims of discrimination or harassment, product failures, existing or future litigation or regulatory actions, inadequate protection of customer information, data breaches, matters affecting our financial reporting or compliance with SEC and exchange listing requirements, and media coverage, whether accurate or not. Negative publicity or allegations of unfavorable business practices, poor governance, or workplace misconduct can be rapidly and widely shared over social or traditional media or other means, and could reduce demand for our products, undermine the loyalty of our customers and impact our partnerships, reduce our ability to recruit and retain employees, or lead to greater regulatory scrutiny of our operations. In addition, we and our officers, directors and employees may be, named or otherwise involved in litigation or claims, including employment-related claims such as workplace discrimination or harassment, which could result in negative publicity or adversely impact our business, even if we are ultimately successful in defending against such claims.

Risks Relating to Being a Public Company

A market for our securities may not continue, which would adversely affect the liquidity and price of our securities.

We consummated the Business Combination in January 2023, and accordingly, the common stock of the combined company has traded publicly for only a limited period of time because we were a “blank check” company prior to the Business Combination and Legacy Nuburu was privately held. An active trading market for our securities may never develop or, if developed, it may not be sustained. In addition, the price of our securities can vary due to general economic conditions and forecasts, our general business condition and the release of our financial reports, among many other factors, including those described below under the heading “— The Company’s stock price may change significantly and you could lose all or part of your investment as a result.” Additionally, if our securities are not listed on, or become delisted from, NYSE American for any reason, and are quoted on the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, the price of our common stock could decline and the liquidity of our securities may be more limited than if we were quoted or listed on NSYE American or another national securities exchange. You may be unable to sell your securities unless a market can be established or sustained.

Our quarterly results and key metrics are likely to fluctuate significantly and may not fully reflect the underlying performance of our business.

Our quarterly results of operations and key metrics may vary significantly in the future, given our long sales cycles, and period-to-period comparisons of our results of operations and key metrics may not be meaningful. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Our quarterly results of operations and key metrics may fluctuate as a result of a variety of factors, many of which are outside of our control, and as a result, may not fully reflect the underlying performance of our business. Fluctuation in quarterly results may negatively impact the value of our securities. Factors that may cause fluctuations in our quarterly results of operations and key metrics include, without limitation, those listed elsewhere in this Annual Report on Form 10-K and:

•
our ability to generate revenue from new product launches;
•
our ability to expand our number of customers and sales;
•
our ability to hire and retain employees;
•
the timing of expenses and recognition of revenue;
•
the amount and timing of operating expenses related to the maintenance and expansion of our business and operations, as well as international expansion;
•
changes in our pricing or those of our competitors;
•
changes in the competitive dynamics of our industry, including consolidation among competitors;
•
changes in laws and regulations that impact our business;
•
the timing of expenses related to any future acquisitions, including our ability to successfully integrate, and fully realize the expected benefits of, any completed acquisitions;
•
health epidemics or pandemics, such as the COVID-19 pandemic;
•
civil unrest and geopolitical instability; and
•
general political, economic, and market conditions.

We will incur increased costs as a result of operating as a public company, and our management is required to devote substantial time to compliance with our public company responsibilities and corporate governance practices.

We will incur significant legal, accounting, and other expenses that we did not incur as a private company, which we expect will increase further after we are no longer an “emerging growth company.” The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of NYSE American and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel will be required to devote a substantial amount of time to compliance with these requirements. A number of those requirements will require us to carry out activities we have not done previously. For example, we may need to create new board committees and adopt new internal controls and disclosure controls and procedures. It may also be more expensive to obtain director and officer liability insurance. Risks associated with our status as a public company may make it more difficult to attract and retain qualified persons to serve on our board of directors or as executive officers. The additional reporting and other obligations imposed by these rules and regulations, including our reporting requirements under the Exchange Act, will increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs will require us to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.

In addition, failure to comply with any laws or regulations applicable to us as a public company may result in legal proceedings or regulatory investigations, and may cause reputational damage. The occurrence of any of the foregoing could harm our business, financial condition and results of operations.

We are an “emerging growth company,” and our election to comply with the reduced disclosure requirements as a public company may make our Common Stock less attractive to investors.

For so long as we remain an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), we may take advantage of certain exemptions from various requirements that are applicable to public companies that are not “emerging growth companies,” including not being required to comply with the independent auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, being required to provide fewer years of audited financial statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

We may lose our emerging growth company status and become subject to the SEC’s internal control over financial reporting management and auditor attestation requirements. If we are unable to certify the effectiveness of our internal controls, or if our internal controls have a material weakness, we could be subject to regulatory scrutiny and a loss of confidence by stockholders, which could harm our business and adversely affect the market price of our Common Stock. We will cease to be an “emerging growth company” upon the earliest to occur of: (i) the last day of the fiscal year in which we have more than $1.235 billion in annual revenue; (ii) the date we qualify as a large accelerated filer, with at least $700 million of equity securities held by non-affiliates; (iii) the date on which we have, in any three year period, issued more than $1.0 billion in non-convertible debt securities; and (iv) December 31, 2025 (the last day of the fiscal year following the fifth anniversary of our IPO).

As an emerging growth company, we may choose to take advantage of some but not all of these reduced reporting burdens. Accordingly, the information we provide to our stockholders may be different than the information you receive from other public companies in which you hold stock. In addition, the JOBS Act also provides that an “emerging growth company” can take advantage of an extended transition period for complying with new or revised accounting standards. We have elected to take advantage of this extended transition period under the JOBS Act. As a result, our operating results and financial statements may not be comparable to the operating results and financial statements of other companies who have adopted the new or revised accounting standards. It is possible that some investors will find our Common Stock less attractive as a result, which may result in a less active trading market for our Common Stock and higher volatility in our stock price.

If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of NYSE American’s listing standards. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting, and financial compliance costs, make some activities more difficult, time-consuming, and costly and place significant strain on our personnel, systems, and resources.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting, which includes hiring additional accounting and financial personnel to implement such processes and controls. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight. If any of these new or improved controls and systems do not perform as expected, we may experience material weaknesses in our controls.

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. In addition, Tailwind identified a material weakness in Tailwind’s internal control over financial reporting related to its control around the interpretation and accounting for certain complex financial instruments, which has since been remediated. As a result of this material weakness, Tailwind concluded that Tailwind’s internal controls over financial reporting were not effective as of December 31, 2020 and December 31, 2021. This material weakness resulted in a material misstatement of Tailwind’s warrant liabilities, change in fair value of warrant liabilities, Class A Common Stock subject to possible redemption, additional paid-in capital, accumulated deficit and related financial disclosures for the fiscal years ended December 31, 2020 and December 31, 2021 and for the quarterly periods ended September 30, 2020, March 31, 2021, June 30, 2021 and September 30, 2021 (the “Affected Periods”). To respond to this material weakness, Tailwind devoted significant effort and resources to the remediation and improvement of Tailwind’s internal control over financial reporting. The material weakness was remediated during the quarter ended June 30, 2022.

If other material weaknesses or control deficiencies occur in the future, we may be unable to report our financial results accurately on a timely basis, which could cause our reported financial results to be materially misstated and result in the loss of investor confidence and cause the market price of our securities to decline.

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to annually furnish a report by management on, among other things, the effectiveness of internal control over financial reporting. This assessment needs to include disclosure of any material weaknesses identified by management in its internal control over financial reporting. Our independent registered public accounting firm may be required to attest to the effectiveness of our internal control over financial reporting depending on our reporting status. We are required to disclose changes made in our internal control and procedures on a quarterly basis. To continue to comply with the requirements of being a public company, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on NYSE American.

Changes in accounting principles may cause previously unanticipated fluctuations in our financial results, and the implementation of such changes may impact our ability to meet our financial reporting obligations.

We prepare our financial statements in accordance with GAAP in the United States, which are subject to interpretation or changes by the FASB, the SEC, and other various bodies formed to promulgate and interpret appropriate accounting principles. New accounting pronouncements and changes in accounting principles have occurred in the past and are expected to occur in the future which may have a significant effect on our financial results. Furthermore, any difficulties in implementation of changes in accounting principles, including the ability to modify our accounting systems, could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.

Our management has limited experience in operating a public company.

Our executive officers have limited experience in the management of a publicly traded company. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities, which will result in less time being devoted to revenue producing activities and the management and growth of our business, adversely affecting our ability to attract or take advantage of business opportunities. Our management team may not be successful or effective in managing a public company that will be subject to significant regulatory oversight and reporting obligations under federal securities laws. We may not have adequate personnel with the appropriate level of knowledge, experience, and training in the accounting policies, practices or internal controls over financial reporting required of public companies in the United States. The development and implementation of the standards and controls necessary for us to achieve the level of accounting standards required of a public company in the United States may require costs greater than expected. It is possible that we will be required to expand our employee base and hire additional employees to support our operations as a public company, which will increase our operating costs in future periods.

The Company is a “controlled company” within the meaning of the rules of NYSE American and, as a result, qualifies for, and could rely on, exemptions from certain corporate governance requirements.

As of immediately following the consummation of the Business Combination, the Anzu Investors had beneficial ownership of a majority of our outstanding Common Stock. As a result, we were considered a “controlled company” within the meaning of the corporate governance standards of NYSE American at such time. Currently, under the rules of NYSE American, a company of which more than 50% of the outstanding voting power is held by an individual, group or another company is a “controlled company” and may be exempt from certain stock exchange corporate governance requirements, which, generally, include the following:

•
the requirement that a majority of the board consist of independent directors;
•
the requirement that the company’s nominating and corporate governance committee consists entirely of independent directors; and
•
the requirement that the company’s compensation committee consists entirely of independent directors.

Though we currently do not intend to take advantage of any “controlled company” exemptions even if we are deemed to be a “controlled company,” if we were to elect to be exempt from some or all of these corporate governance requirements, you may not have the same protections afforded to stockholders of companies that are subject to all of the NYSE American corporate governance requirements.

The redemption of our Preferred Stock may require a significant amount of cash and may result in adverse tax consequences.

Pursuant to the Certificate of Designations, on January 31, 2025, which is the two-year anniversary of the Preferred Stock Issuance, (i) if the Conversion Price (as defined in the Certificate of Designations) is equal to or less than the volume-weighted average price (“VWAP”) of Common Stock, then we will convert all outstanding shares of our Preferred Stock into shares of Common Stock at the Conversion Price and (ii) if the Conversion Price exceeds the VWAP of Common Stock, then we will be obligated to redeem all outstanding shares of Preferred Stock for $10.00 in cash. Furthermore, in connection with sales by the Anzu Investors under the 10b5-1 Sales Plan, we may choose to cause the Anzu SPVs to purchase shares of Preferred Stock from the Company pursuant to the terms of the Sale Option Agreement, thereby further increasing the number of outstanding shares of Preferred Stock we may be required to redeem. In connection with any such redemption, we may also be required, pursuant to the IRA, to pay an excise tax of 1% on the fair market value of any Preferred Stock redeemed. The redemption of the Preferred Stock and the payment of any excise tax could adversely affect the Company’s business, financial position and results of operations. In the event our assets are not sufficient to meet our redemption obligations, this could have a significant adverse effect on our reputation, business, financial condition, growth and ability to accomplish our strategic objectives.

Risks Relating to Ownership of our Securities

Our Common Stock is subordinated to our Preferred Stock.

In connection with the Closing, the Company declared an issuance of shares of Preferred Stock to our holders of record of Common Stock as of the close of business on the Closing Date (other than (a) stockholders of Legacy Nuburu who waived such stockholders’ entire right, title and interest in, to or under, any participation in the Preferred Stock Issuance (provided that such waiver did not apply with respect to shares of Common Stock received as a result of the conversion of any Company Note) and (b) the Sponsor, which waived, for no consideration, its right, title and interest in, to or under, a portion of the Preferred Stock Issuance, as further described in the Sponsor Support Agreement), with one share of Preferred Stock being issued in respect of each such share of Common Stock (the "Preferred Stock Issuance"). Furthermore, in connection with sales by the Anzu Investors under the 10b5-1 Sales Plan, we may choose to cause the Anzu SPVs to purchase shares of Preferred Stock from the Company pursuant to the terms of the Sale Option Agreement, thereby further increasing the number of outstanding shares of Preferred Stock. Such Preferred Stock is convertible into shares of Common Stock at any time at the holder’s option, and in certain circumstances at the Company’s option, subject to the conversion procedures and at the conversion price described in the Certificate of Designations. As described in the Certificate of Designations, shares of Preferred Stock rank senior to shares of Common Stock, with respect to rights on the distribution of assets in any voluntary or involuntary liquidation, dissolutions or winding up of the affairs of the Company.

Shares of our Preferred Stock may be subordinate to any senior preferred stock we may issue and to any future indebtedness.

We may, subject to approval by the majority of the holders of the shares of our Preferred Stock, issue equity or debt securities that rank senior or pari passu to the rights of our Preferred Stock. If we were to issue any such equity or debt securities, the shares of our Preferred Stock may rank junior to such securities with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the company, as well as to all creditor claims and other non-equity claims against us and our assets available to satisfy claims on it, including claims in a bankruptcy or similar proceeding.

At the two-year anniversary of the Preferred Stock Issuance, we will be obligated to redeem shares of our Preferred Stock for cash. There can be no guarantee that we will have funds available to make this redemption.

Pursuant to the Certificate of Designations, on January 31, 2025, the two-year anniversary of the Preferred Stock Issuance, (i) if the Conversion Price (as defined in the Certificate of Designations) is equal to or less than the volume-weighted average price (“VWAP”) of our Common Stock, then we will convert all outstanding shares of our Preferred stock into shares of Common Stock at the Conversion Price and (ii) if the Conversion Price exceeds the VWAP of Common Stock, then we will be obligated to redeem all outstanding shares of Preferred Stock for $10.00 in cash. In addition, upon any conversion at any time that would result in the holders beneficially owning greater than 9.99% of our voting stock outstanding as of the conversion date or any individual holder beneficially owning Common Stock in excess of the maximum number of shares of Common Stock that could be issued to the holder without triggering a change of control under the applicable stock exchange listing rules, the excess, if any, of the conversion consideration otherwise payable upon such conversion shall also be paid in cash, based on an amount per share of Common Stock equal to the last reported price per share of the Common Stock on the trading day immediately preceding the conversion date. We intend to satisfy these obligations through legally available funds, through proceeds from the potential issuance of shares to Lincoln Park, pursuant to the Lincoln Park Purchase Agreement, or otherwise available for use following consummation of the Business Combination. However, there can be no guarantee that we will have sufficient funds available to meet these obligations. In addition to being required to pay such amounts as owing pursuant to these obligations, we may also be required, pursuant to the IRA, to pay an excise tax of 1% on the fair market value of any Preferred Stock redeemed. The redemption of the Preferred Stock and the payment of any excise tax could adversely affect our business, financial position and results of operations, and in the event our assets are not sufficient to meet our redemption obligations, the amounts distributed to such holders would be paid out on a pro rata basis.

NYSE American may delist the Company’s securities from trading on its exchange, which could limit investors’ ability to make transactions in its securities and subject the Company to additional trading restrictions.

The Company’s Common Stock and Public Warrants are publicly traded on the NYSE American under the symbols “BURU” and “BURU WS”, respectively. In order to continue listing its securities on the NYSE American, the Company is required to maintain certain financial, distribution and stock price levels. In addition to the listing requirements for the Common Stock, the NYSE American imposes listing standards on the Public Warrants. We cannot assure you that the Company will be able to continue to meet those listing requirements.

If the NYSE American delists the Company’s securities from trading on its exchange and the Company is not able to list its securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•
a limited availability of market quotations for our securities;
•
reduced liquidity for our securities;
•
a determination that the Common Stock is a “penny stock” which will require brokers trading in Common Stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
•
a limited amount of news and analyst coverage; and
•
a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Since the Company’s Common Stock and Public Warrants are listed on NYSE American, they are covered securities. Although the states are preempted from regulating the sale of its securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. Further, if the Company was no longer listed on a securities exchange, its securities would not be covered securities and it would be subject to regulation in each state in which it offers its securities.

If our Common Stock is delisted from trading, the ability of holders of Preferred Stock to transfer or sell their shares of our Preferred Stock may be limited and the market value of our Preferred Stock will likely be materially adversely affected.

The Preferred Stock does not contain provisions that are intended to protect the holders of our Preferred Stock if our Common Stock is delisted from trading on the NYSE American. Accordingly, if our Common Stock is delisted from trading on NYSE American and we are unable to have our Common Stock listed on another securities exchange, the ability of holders of our Preferred Stock to transfer or sell their shares may be limited and the market value of our Preferred Stock will likely be materially adversely affected.

The Company’s stock price may change significantly and you could lose all or part of your investment as a result.

The trading price of the Common Stock is likely to be volatile. The stock market recently has experienced extreme volatility. This volatility often has been unrelated or disproportionate to the operating performance of particular companies. You may not be able to resell your shares at an attractive price due to a number of factors such as those listed above and the following, to the extent not already stated:

•
results of operations that vary from the expectations of securities analysts and investors;
•
results of operations that vary from those of the Company’s competitors;
•
the impact of the COVID-19 pandemic and its effect on the Company’s business and financial conditions;
•
changes in expectations as to the Company’s future financial performance, including financial estimates and investment recommendations by securities analysts and investors;
•
declines in the market prices of stocks generally;
•
strategic actions by the Company or its competitors;
•
announcements by the Company or its competitors of significant contracts, acquisitions, joint ventures, other strategic relationships or capital commitments;
•
any significant change in the Company’s management;
•
changes in general economic or market conditions, including rising interest rates, instability in the banking sector and the financial markets, or trends in the Company’s industry or markets;
•
changes in business or regulatory conditions, including new laws or regulations or new interpretations of existing laws or regulations applicable to the Company’s business;
•
future sales of Common Stock or other securities;

•
investor perceptions or the investment opportunity associated with Common Stock relative to other investment alternatives;
•
the public’s response to press releases or other public announcements by the Company or third parties, including the Company’s filings with the SEC;
•
litigation involving the Company, the Company’s industry, or both, or investigations by regulators into the Company’s operations or those of the Company’s competitors;
•
guidance, if any, that the Company provides to the public, any changes in this guidance or the Company’s failure to meet this guidance;
•
the development and sustainability of an active trading market for the Company’s stock;
•
actions by institutional or activist stockholders;
•
changes in accounting standards, policies, guidelines, interpretations or principles; and
•
other events or factors, including those resulting from natural disasters, pandemics, hostilities or the perception that hostilities may be imminent, military conflict and war, such as the war in Ukraine, acts of terrorism, sanctions or responses to these events.

These broad market and industry fluctuations may adversely affect the market price of Common Stock, regardless of the Company’s actual operating performance. In addition, price volatility may be greater if the public float and trading volume of Common Stock is low.

In the past, following periods of market volatility, stockholders have instituted securities class action litigation. If the Company was involved in securities litigation, it could have a substantial cost and divert resources and the attention of executive management from the Company’s business regardless of the outcome of such litigation.

There is no public market for our Preferred Stock.

There is no established public trading market for our Preferred Stock, and we do not expect a market to develop. In addition, we do not intend to apply to list our Preferred Stock on any securities exchange or nationally recognized trading system, including the NYSE American, NYSE or Nasdaq. Without an active market, the liquidity of our Preferred Stock will be limited.

Because there are no current plans to pay cash dividends on our Common Stock or Preferred Stock for the foreseeable future, you may not receive any return on investment unless you sell your shares for a price greater than that which you originally paid.

We intend to retain future earnings, if any, for future operations, expansion and debt repayment (if any) and there are no current plans to pay any cash dividends for the foreseeable future. The declaration, amount and payment of any future dividends on shares of our Common Stock or our Preferred Stock will be at the sole discretion of our board of directors. Our board of directors may take into account general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax, and regulatory restrictions, implications on the payment of dividends by us to our stockholders and us and such other factors as our board of directors may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any future indebtedness we may incur. As a result, you may not receive any return on an investment in our Common Stock unless you sell shares for a price greater than that which you originally paid.

If securities analysts do not publish research or reports about the Company’s business or if they downgrade the Company’s stock or the Company’s industry, the Company’s stock price and trading volume could decline.

The trading market for Common Stock will rely in part on the research and reports that industry or financial analysts publish about the Company or its business. The Company will not control these analysts. In addition, some financial analysts may have limited expertise with Nuburu’s model and operations. Furthermore, if one or more of the analysts who do cover the Company downgrade its stock or industry, or the stock of any of its competitors, or publish inaccurate or unfavorable research about its business, the price of the Company’s stock could decline. If one or more of these analysts ceases coverage of the Company or fails to publish reports on it regularly, the Company could lose visibility in the market, which in turn could cause its stock price or trading volume to decline.

Future sales of substantial amounts of our Common Stock or Public Warrants in the public markets, or the perception that such sales could occur, could cause the market price of our Common Stock and Public Warrants to drop significantly, even if our business is doing well, and certain selling securityholders still may receive significant proceeds.

The sale of shares of Common Stock or Public Warrants in the public market, or the perception that such sales could occur, could harm the prevailing market price of our Common Stock and Public Warrants. These sales, or the possibility that these sales may occur, also might make it more difficult for the Company to sell equity securities in the future at a time and at a price that it deems appropriate.

On February 7, 2023, we filed a registration statement on Form S-1 (File No. 333-269610) (the “Resale S-1”), pursuant to which the selling securityholders named therein (the “Selling Securityholders”) can sell up to 36,629,724 shares of Common Stock and up to 2,235,279 shares of Preferred Stock, representing substantially all of our shares of Common Stock outstanding as of the Closing Date (and representing approximately 65.0% of our shares of Common Stock when assuming the exercise in full of all of the Public Warrants and after giving effect to the issuance of (i) all of the Underlying Common Shares (as defined therein), (ii) the Private Placement Common Shares (as defined therein) and (iii) the Additional Commitment Shares (as defined therein)) and the large majority of our shares of Preferred Stock outstanding as of the Closing Date (and representing approximately 73.6% of our shares of Preferred Stock outstanding after giving effect to the issuance of the Private Placement Preferred Shares (as defined therein)). Certain of these shares of Common Stock were purchased at prices that were significantly below the current trading price of our Common Stock and the sale of such shares could result in the Selling Securityholder realizing a significant gain. The Sponsor paid an aggregate of $25 thousand, or a weighted average price per share of approximately $0.03 for the 950,000 Private Shares the Sponsor currently holds. Certain former stockholders of Legacy Nuburu, including our officers and directors paid an aggregate of $60.0 million, or a weighted average price per share of approximately $1.95 for the 30,298,320 shares they acquired in connection with the closing of the Business Combination (the "Business Combination Shares").

Even if our trading price is significantly below the price of our Common Stock at the time of the closing of the Business Combination, certain of the Selling Securityholders, including the Sponsor and certain Legacy Nuburu stockholders, may still have an incentive to sell shares of Common Stock because they purchased the shares at prices lower than the current trading price of our common stock and may profit substantially even under circumstances in which other stockholders may experience losses in connection with their investment. For example, based on the closing price of our common stock of $4.85 on February 1, 2023, the Sponsor would experience a potential profit of up to approximately $4.82 per share, or up to approximately $4.6 million in the aggregate, if they sold their shares at that price, and certain former stockholders of Legacy Nuburu, including our officers and directors would experience a potential profit of up to approximately $2.90 per share, or up to approximately $87.8 million in the aggregate. Public stockholders that purchased shares of Class A Common Stock prior to the Business Combination may have paid more than the Sponsor, other holders of the Private Shares, or holders of our Business Combination Shares for their shares and would not expect to see a positive return unless our stock price appreciates above the price at which such stockholders purchased their shares.

As of the Closing Date, approximately 94% of our outstanding shares of Common Stock are subject to certain lock-up restrictions described in the Resale S-1. Sales of our Common Stock following the expiration of these lock-up restrictions or pursuant to the exercise of registration rights may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales could also cause the market price of our Common Stock to decline if such equity holders sell or are perceived by the market as intending to sell any such securities, and make it more difficult for you to sell your shares of Common Stock at a time and price that you deem appropriate.

The Anzu Investors, who immediately following the Closing owned 18,345,111 shares of Common Stock collectively (amounting to approximately 55.7% of the outstanding shares of Common Stock as of the Closing Date) and 1,081,361 shares of Preferred Stock (amounting to approximately 38.0% of the outstanding shares of Preferred Stock), entered into an agreement (the “10b5-1 Sales Plan”) with Tigress Financial Partners, LLC (“Tigress”) pursuant to Rule 10b5-1 under the Exchange Act and amended it on March 10, 2023. The 10b5-1 Sales Plan relates to all of the shares of Common Stock received by the Anzu Investors at Closing. It does not relate to any shares of Preferred Stock (whether owned upon Closing or acquired thereafter) or any shares of Common Stock that are issuable upon conversion thereof. Under a Rule 10b5-1 plan, a broker executes trades pursuant to parameters established by the employee, director, officer or affiliated stockholder when entering into the plan, without further direction from the employee, officer, director or affiliated stockholder. Pursuant to the 10b5-1 Sales Plan, Tigress is authorized, within price and volume restrictions set forth therein, to sell up to 18,345,111 shares of Common Stock, representing all of the shares of Common Stock received by the Anzu Investors at Closing, during the period (the “Plan Period”) commencing on the later of (i) the first regular trading day following the date that is 30 days following the date of the amendment of the 10b5-1 Sales Plan and (ii) the first regular trading day after the effectiveness of the Resale S-1 and terminating on the earliest of (i) the date on which Tigress is required to terminate sales under the 10b5-1 Sales Plan pursuant to the terms thereof, (ii) December 29, 2023, and (iii) the date that the aggregate number of shares of Common Stock sold under the 10b5-1 Sales Plan results in no remaining shares of Common Stock available for Tigress to sell. Each Anzu Investor is obligated to pay Tigress $0.0125 per share of Common Stock sold for the account of such Anzu Investor. Each Anzu Investor, severally and not jointly, agreed, subject to customary exceptions, to indemnify and hold harmless Tigress and its directors, officers, employees and affiliates from and against all claims, losses, damages and liabilities arising out of or attributable to Tigress’s actions taken or not taken in compliance with the 105-1 Sales Plan or arising out of or attributable to any breach by such Anzu Investor of the 10b5-1 Sales Plan (including such Anzu Investor’s representations and warranties in the 10b5-1 Sales Plan) or any violation by such Anzu Investor of applicable laws or regulations. The 10b5-1 Sales Plan may be terminated upon the violation of the Company’s insider trading policies, upon the issuance of a stop order by the SEC suspending the effectiveness of the Resale S-1, and with respect to any given Anzu Investor upon one day’s prior written notice by such Anzu Investor. The sale of such shares of Common Stock in the public market pursuant to the 10b5-1 Sales Plan, or the perception that such sales could occur, could harm the prevailing market price of shares of our Common Stock. These sales, or the possibility that these sales may occur, also may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate or to utilize all or part of the Lincoln Park Purchase Agreement, particularly at the higher Regular Purchase Share Limits (as defined in the Lincoln Park Purchase Agreement). If the Anzu Investors make sales during the 180 days following the Closing Date and the Company chooses to cause the Anzu SPVs to purchase shares of Preferred Stock from the Company pursuant to the terms of the Sale Option Agreement, the issuance of such shares of Preferred Stock may cause the market price of the Common Stock to decline in anticipation of the Company’s obligation to redeem such shares upon the two-year anniversary. If such shares are not redeemed but instead are converted into Common Stock, this may result in dilution to the interests of other holders of Common Stock.

In addition, we have reserved a total of up to 8,327,424 shares of our Common Stock for future issuance under the Nuburu, Inc. 2022 Equity Incentive Plan (the "Equity Incentive Plan") and the Nuburu, Inc. 2022 Employee Stock Purchase (the "ESPP"), which will become eligible for sale in the public market once those shares are issued, subject to provisions relating to various vesting agreements, lock-up agreements and, in some cases, limitations on volume and manner of sale applicable to affiliates under Rule 144, as applicable. The Company intends to file a registration statement on Form S-8 under the Securities Act to register shares of Common Stock or securities convertible into or exchangeable for shares of Common Stock issued pursuant to our equity plans. Such registration statement on Form S-8 will be automatically effective upon filing. Accordingly, shares registered under such registration statement will be available for sale in the open market, subject to the provisions relating to various vesting agreements, lock-up agreements and, in some cases, limitations on volume and manner of sale applicable to affiliates under Rule 144, as applicable.

In addition, pursuant to the Registration Rights Agreement by and among the Company, Legacy Nuburu and Lincoln Park, dated as of August 5, 2022 (the “Lincoln Park Registration Rights Agreement”), the Company was required to file the Lincoln Park Registration Statement with the SEC within 30 days following the Closing; however, Lincoln Park granted a waiver permitting us to file such registration statement within 30 days of the date the Resale S-1 has been declared effective by the SEC. After the Lincoln Park Registration Statement becomes effective, if and when the Company does issue Common Stock to Lincoln Park, Lincoln Park may resell all, some or none of such shares at any time or from time to time in its discretion, subject to compliance with applicable securities laws and the Lincoln Park Purchase Agreement. Therefore, issuances to Lincoln Park by the Company could result in substantial dilution to the interests of other holders of Common Stock. Additionally, the issuance of a substantial number of Common Stock to Lincoln Park, or the anticipation of such issuances, could make it more difficult for the Company to sell equity or equity-related securities in the future at a time and at prices that it might otherwise wish to effect such sales.

In the future, the Company may also issue its securities in connection with investments or acquisitions. The amount of shares of Common Stock issued in connection with an investment or acquisition could constitute a material portion of the Company’s then-outstanding shares of Common Stock. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to the Company’s stockholders.

Anti-takeover provisions in our Governing Documents could delay or prevent a change of control.

Certain provisions of our Governing Documents may have an anti-takeover effect and may delay, defer or prevent a merger, acquisition, tender offer, takeover attempt or other change of control transaction that a stockholder might consider in its best interest, including those attempts that might result in a premium over the market price for the shares held by the Company’s stockholders.

These provisions, among other things:

•
provide for a staggered board of directors divided into three classes serving staggered three-year terms, such that not all members of the Company’s board of directors are elected at one time;
•
authorize the Company’s board of directors to issue new series of preferred stock without stockholder approval and create, subject to applicable law, a series of preferred stock with preferential rights to dividends or our assets upon liquidation, or with superior voting rights to our existing Common Stock;
•
do not permit stockholders to call special meetings of stockholders;
•
do not permit stockholders to fill vacancies on the Company’s board of directors;
•
provide for advance notice requirements for nominations for election to the Company’s board of directors or for proposing matters that can be acted upon by stockholders at our annual stockholder meetings;
•
permit the Company’s board of directors to establish the number of directors;
•
provide that the Company’s board of directors is expressly authorized to make, alter or repeal the Bylaws;
•
provide that stockholders can remove directors only for cause and only upon the approval of not less than a majority of all outstanding shares of the Company’s voting stock;
•
require the approval of not less than two-thirds of all outstanding shares of voting stock to amend specific provisions of the Bylaws and the Certificate of Incorporation; and
•
limit the jurisdictions in which certain stockholder litigation may be brought.

As a Delaware corporation, the Company will be subject to the anti-takeover provisions of Section 203 of the DGCL, which prohibits a Delaware corporation from engaging in a business combination specified in the statute with an interested stockholder (as defined in the statute) for a period of three (3) years after the date of the transaction in which the person first becomes an interested stockholder, unless the business combination is approved in advance by a majority of the independent directors or by the holders of at least two-thirds of the outstanding disinterested shares. The application of Section 203 of the DGCL could also have the effect of delaying or preventing a change of control of the Company.

These anti-takeover provisions could make it more difficult for a third-party to acquire the Company, even if the third party’s offer may be considered beneficial by many of the Company’s stockholders. As a result, the Company’s stockholders may be limited in their ability to obtain a premium for their shares.

These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and to cause the Company to take other corporate actions you desire.

Holders of our Preferred Stock have extremely limited voting rights.

Except for certain consent rights on matters set forth in the section entitled “Preferred Stock — Series A Preferred Stock — Voting Rights” in Exhibit 4.5 to this Annual Report on Form 10-K, the holders of our Preferred Stock will not be entitled to vote at or receive notice of any meeting of stockholders.

The Company’s stockholders will experience dilution as a result of the issuance of Common Stock (i) to Lincoln Park pursuant to the Lincoln Park Purchase Agreement, (ii) under the Equity Incentive Plan, (iii) under the ESPP, (iv) pursuant to the exercise of outstanding options, (v) to holders of Preferred Stock upon the conversion of their shares of Preferred Stock or (vi) pursuant to the future exercise of Public Warrants. Having a minority share position may reduce the influence that our current stockholders have on the management of the Company.

Upon satisfaction of certain conditions, the Company may also direct Lincoln Park to purchase up to an aggregate of $100,000,000 of Common Stock. Holders of Common Stock will experience dilution in connection with any issuances of Common Stock under the Lincoln Park Purchase Agreement.

In addition, certain of Nuburu’s current and former employees, directors and consultants hold outstanding options, and certain of Nuburu’s current and future employees, directors and consultants are expected to be granted equity awards and purchase rights under the Equity Incentive Plan and the ESPP, as applicable. Holders of Common Stock will experience additional dilution when those equity awards and purchase rights become vested and settled or exercisable, as applicable, for shares of Common Stock. The Preferred Stock may be converted into shares of Common Stock at the election of the stockholder or the Company, subject to certain conditions set forth in the Certificate of Designations (see the section entitled “Preferred Stock” in Exhibit 4.5 to this Annual Report on Form 10-K). If shares of Preferred Stock are converted into shares of Common Stock, holders of Common Stock will incur immediate dilution.

Common Stock ownership may also be substantially diluted by the exercise of Public Warrants.

The issuance of additional Common Stock will significantly dilute the equity interests of existing holders of the Company securities and may adversely affect prevailing market prices for our Common Stock or Public Warrants. Such dilution may also reduce the influence that you may have on the management of the Company through the matters that are presented for voting to the Company’s stockholders.

The Company may amend the terms of its warrants in a manner that may be adverse to holders of Public Warrants with the approval by the holders of at least 65% of the then outstanding Public Warrants. As a result, the exercise price of the warrants could be increased, the exercise period could be shortened and the number of shares of Common Stock purchasable upon exercise of a Public Warrant could be decreased, all without your approval.

The Warrants were issued in registered form under the Warrant Agreement. The Warrant Agreement provides that the terms of the Warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 65% of the then outstanding Public Warrants to make any change that adversely affects the interests of the registered holders of the Public Warrants. Accordingly, the Company may amend the terms of the Public Warrants in a manner adverse to a holder if holders of at least 65% of the then outstanding Public Warrants approve of such amendment. Although the Company’s ability to amend the terms of the Public Warrants with the consent of at least 65% of the then outstanding warrants is broad, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or stock, shorten the exercise period or decrease the number of shares of Common Stock purchasable upon exercise of a warrant.

The Company may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

The Company has the ability to redeem outstanding Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of Common Stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any twenty (20) trading days within a thirty (30) trading-day period commencing once the warrants become exercisable and ending on the third trading day prior to the date on which the Company gives proper notice of such redemption and provided certain other conditions are met. Shares of the Common Stock have never traded above $18.00 per share. If and when the warrants become redeemable by the Company, the Company may not exercise its redemption right if the issuance of shares of common stock upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or it is unable to effect such registration or qualification.

The Company will use its best efforts to register or qualify such shares of common stock under the blue sky laws of the state of residence in those states in which the warrants were offered. Redemption of the outstanding warrants could force you (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants.

In addition, the Company may redeem outstanding warrants after they become exercisable for $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants prior to redemption for a number of Common Stock determined based on the redemption date and the fair market value of the Common Stock. The value received upon exercise of the warrants (i) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (ii) may not compensate the holders for the value of the warrants, including because the number of shares of common stock received is capped at 0.361 shares of Common Stock per warrant (subject to adjustment) irrespective of the remaining life of the warrants.

We have no obligation to notify holders of the warrants that they have become eligible for redemption. However, pursuant to the Warrant Agreement, in the event we decide to redeem the warrants, we are required to mail notice of such redemption to the registered warrant holders not less than 30 days prior to the redemption date.

Warrants will become exercisable for our Common Stock and our Preferred Stock will be convertible into Common Stock, each of which would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

Outstanding warrants to purchase an aggregate of 16,710,785 shares of our Common Stock will become exercisable thirty (30) days after Closing. Each Warrant entitles the holder thereof to purchase one (1) share of Common Stock at a price of $11.50 per whole share, subject to adjustment. Warrants may be exercised only for a whole number of shares of Common Stock (for more on information on the Warrants, see the section entitled “Warrants” in Exhibit 4.5 to this Annual Report on Form 10-K). Additionally, our Preferred Stock will be convertible into shares of our Common Stock at any time at the holder’s option, and in certain circumstances at our option, subject to the conversion procedures and at the conversion price described in the Certificate of Designations (for more on information on the Preferred Stock, see the section entitled “Preferred Stock” in Exhibit 4.5 to this Annual Report on Form 10-K). Furthermore, in connection with sales by the Anzu Investors under the 10b5-1 Sales Plan, we may choose to cause the Anzu SPVs to purchase shares of our Preferred Stock from the Company pursuant to the terms of the Sale Option Agreement, thereby further increasing the number of outstanding shares of our Preferred Stock.

To the extent such warrants are exercised or such shares of our Preferred Stock are converted, additional shares of Common Stock will be issued, which will result in dilution to our then current holders of our Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our Common Stock.

The future exercise of registration rights may adversely affect the market price of Common Stock.

Certain of our stockholders have registration rights for restricted securities. In connection with entry into the Business Combination Agreement, the Company entered into that certain Amended and Restated Registration Rights and Lock-up Agreement between the Company and the Holders (as defined therein), dated August 5, 2022 (as amended by the Amendment to Registration Rights and Lock-Up Agreement, dated November 22, 2022, the Second Amendment to Registration Rights and Lock-Up Agreement, dated January 31, 2023, the Third Amendment to Registration Rights and Lock-Up Agreement, dated January 31, 2023, and the Fourth Amendment to Registration Rights and Lock-Up Agreement, dated March 10, 2023 and as it may be further amended, supplemented or otherwise modified from time to time, the "Registration Rights and Lock-up Agreement"), which provide for customary “demand” and “piggyback” registration rights for certain stockholders. In addition, shares of Common Stock acquired by Lincoln Park pursuant to the Lincoln Park Purchase Agreement will be afforded certain registration rights pursuant to the Lincoln Park Registration Rights Agreement. Sales of a substantial number of shares of Common Stock pursuant to these resale registration statements in the public market could occur at any time the registration statements remain effective, in particular since the Anzu Investors, who immediately following the Closing owned 18,345,111 shares of Common Stock collectively (amounting to approximately 55.7% of the outstanding shares of Common Stock) and 1,081,361 shares of Preferred Stock (amounting to approximately 38.0% of the outstanding shares of Preferred Stock), have entered into the 10b5-1 Sales Plan authorizing Tigress to sell all of the shares of Common Stock received by the Anzu Investors at Closing (such plan does not include shares of Preferred Stock (whether owned upon Closing or acquired thereafter) or any shares of Common Stock that are issuable upon conversion thereof) during the Plan Period, subject to certain price and volume parameters and other conditions set forth in such plan. In addition, certain registration rights holders can request underwritten offerings to sell their securities. These sales, or the perception in the market that the holders of a large number of shares of Common Stock intend to sell shares of Common Stock, could reduce the market price of Common Stock.

There is no guarantee that our Warrants will be in the money at the time they become exercisable, and they may expire worthless.

The exercise price for our Warrants is $11.50 per share of Common Stock which exceeds $X.XX, the closing price of our Common Stock on the NYSE American on March 30, 2023. The likelihood that Warrant holders will exercise the Warrants and any cash proceeds that we would receive is dependent upon the market price of our Common Stock. If the market price for our Common Stock is less than $11.50 per share, we believe warrant holders will be unlikely to exercise their Warrants. There is no guarantee that the Warrants will be in the money following the time they become exercisable and prior to their expiration, and as such, the Warrants may expire worthless. If the holders of our Warrants do not exercise our Warrants prior to their expiration, we will not receive any proceeds from the Warrants.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters are located in Centennial, Colorado where we lease approximately 30,000 sq. ft. of space pursuant to a lease that expires in 2025. The facility is used for applications testing, semi-automated manufacturing, research and development and quality control. Due to the compact size of our products and production lines, we believe this office space is sufficient to meet our near-term capacity needs; however, when the lease expires, we may seek alternate facilities for our operations. We believe that suitable alternative space would be available if required in the future on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

Nuburu has been and expects to continue to become involved in litigation or other legal proceedings from time to time, including the matters described below. Except as described below, Nuburu is not currently a party to any litigation or legal proceedings that, in the opinion of Nuburu’s management, are likely to have a material adverse effect on Nuburu’s business. Regardless of outcome, litigation and other legal proceedings can have an adverse impact on Nuburu because of defense and settlement costs, diversion of management resources, possible restrictions on our business as a result of settlement or adverse outcomes, and other factors.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price and Ticker Symbol

Our Common Stock and Public Warrants have traded on the NYSE American under the symbols “BURU” and “BURU WS,” respectively, since January 31, 2023. Prior to that date, Tailwind's Class A Common Stock and Public Warrants were listed on the NYSE American under the symbols "TWND" and "TWND WS" respectively.

Holders

As of March 31, 2023, there were 83 holders of record of our Common Stock and two holders of our Public Warrants. The actual number of stockholders of our Common Stock and Public Warrants is greater than this number of record holders and includes holders who are beneficial owners but whose shares of Common Stock or Public Warrants are held in street name by banks, brokers and other nominees.

Dividends

We do not intend to declare or pay any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

Prior to the closing of the Business Combination, the Company did not have any securities authorized for issuance under equity incentive compensation plans. At the Special Meeting, our stockholders approved the Equity Incentive Plan and ESPP, which were adopted in connection with the closing of the Business Combination. The Nuburu, Inc. 2015 Equity Incentive Plan (the “2015 Plan”) of Legacy Nuburu was terminated as of immediately prior to the closing of the Business Combination; however, the 2015 Plan continues to govern the terms and conditions of the outstanding awards previously granted thereunder.

Performance Graph

Not applicable.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Pursuant to the Sale Option Agreement, in the event an Anzu SPV transfers any shares of Common Stock beneficially owned or owned of record by such holder prior to the expiration of the lock-up period applicable to such holder in a Permitted Transfer (as defined therein), such holder must notify the Company of the Permitted Transfer, whereupon, the Company has the right (an “Option”), but not the obligation, to cause such holder to use up to 2/3 of the gross proceeds of the Permitted Transfer to purchase Preferred Stock from the Company at a price equal to $10.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like). The Company may exercise the Option during (i) the first through third trading day of each month, with respect to Permitted Transfers made by the holder during the period beginning with the start of the eleventh trading day of the preceding month and continuing through the end of the preceding month, and (ii) the eleventh through thirteenth trading day of each month, with respect to Permitted Transfers made during the first ten trading days of that month. As of the date of this Annual Report, the Company has made no sales of Preferred Stock pursuant to the Sale Option Agreement.

ITEM 6. [RESERVED]

Not applicable.

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

A comparison of the results for the year ended December 31, 2022 and 2021 is provided below. Our Annual Report on Form 10-K for the year ended December 31, 2021 includes discussion and analysis of our financial condition and results of operations for the year ended December 31, 2020 in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Overview

Nuburu is a leading innovator in high-power, high-brightness blue laser technology that is focused on bringing breakthrough improvements to a broad range of high value applications including welding and 3D printing. By delivering increased speed and quality, we hope to enhance productivity and cost efficiency for manufacturers in the e-mobility, consumer electronics, aerospace and defense and 3D printing markets as well as to find additional applications currently not yet serviced by existing laser technologies.

We were originally incorporated in Delaware on July 21, 2020 under the name “Tailwind Acquisition Corp.” as a special purpose acquisition company, formed for the purpose of effecting an initial business combination with one or more target businesses. On September 9, 2020 (the “IPO Closing Date”), we consummated our IPO. On January 31, 2023, we consummated a business combination with Nuburu Subsidiary, Inc. f/k/a Nuburu, Inc. (“Legacy Nuburu”), a privately held operating company which merged into our subsidiary Compass Merger Sub, Inc. (the “Business Combination”) and changed our name to “Nuburu, Inc.,” and we became the owner, directly or indirectly, of all of the equity interests of Nuburu Subsidiary, Inc. and its subsidiaries.

Impact of the COVID-19 Pandemic

The COVID-19 pandemic and its follow-on effects have impacted and will continue to impact business activity across industries worldwide, including Nuburu. Overall, the COVID-19 pandemic and related factors have significantly curtailed global economic activity and caused significant volatility and disruption in global financial markets. Certain of the measures taken in response to the COVID-19 pandemic have adversely affected, and could in the future continue to materially adversely impact, our business, results of operations, financial condition and stock price. In particular, the COVID-19 pandemic continues to have a significant impact on global trade, which has resulted in supply chain and production disruptions impacting our business.

The full extent of the impact of the COVID-19 pandemic and the related responses on our operational and financial performance remains uncertain and will depend on many factors outside our control, including, without limitation, the duration and severity of the pandemic, the imposition of protective public safety measures, and the impact of the pandemic and related factors on the global economy as a whole and, in particular, demand for our products. Due to these uncertainties, we cannot reasonably estimate the related impact on us at this time.

For additional information regarding the risks that we face as a result of the COVID-19 pandemic, please see Item 1A. "Risk Factors" in Part I of this Annual Report on Form 10-K. Further, to the extent that the COVID-19 pandemic adversely affects our business and financial results, it also may have the effect of heightening many of the other risks described in the risk factors in Item 1A of this Annual Report on Form 10-K.

Key Factors Affecting Our Performance

We believe that our future success and financial performance depend on a number of factors that present significant opportunities for our business, but also pose risks and challenges, including those discussed below and in the section entitled “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

Design and Technology Leadership

We believe that we are positioned to be a leader in the e-mobility, consumer electronics, aerospace and defense and 3D printing markets by ushering in a new era of manufacturing, extending laser technology to far broader applications and markets.

Establishing Manufacturing Capacity

Nuburu’s lasers are designed to be compatible with automated manufacturing methods. Nuburu continually improves the design of its lasers as well as the automation equipment required to manufacture these systems. We expect to work to reduce waste and limit costs while developing robust manufacturing processes with the aim of enhancing our competitive advantage in the marketplace. To do this, we expect to incorporate the Six Sigma Lean methodologies as well as ISO quality standards to ensure we meet customer expectations. With Six Sigma, we expect to further improve the quality of our products and decrease the variations that cause rework or defects. By incorporating the 5S pillars of the Six Sigma process into our day-to-day work life, we expect to develop a streamlined productive work environment ensuring organized and improved cycle times, with the aim of reducing the cost of goods sold. Through these tools we aim to create an environment that demands quality and performance, while reducing downtime and defects that are generated from undefined processes and underutilized talent.

We anticipate that as we ramp up our manufacturing, we will require additional engineers and production personnel to build out and then operate our manufacturing capabilities.

Inflationary Pressure

The U.S. economy has experienced increased inflation recently, including as a result of the COVID-19 pandemic. Our cost to manufacture our systems is heavily influenced by the cost of the key components and materials used in each system, cost of labor, as well as cost of equipment.

Recent Developments

On January 31, 2023 (the “Closing Date”), Nuburu, Inc., a Delaware corporation f/k/a Tailwind Acquisition Corp. (“Nuburu” or the “Company”), Compass Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”), and Nuburu Subsidiary, Inc., a Delaware corporation f/k/a Nuburu, Inc. (“Legacy Nuburu”), consummated the previously announced business combination pursuant to the terms of the Business Combination Agreement entered into by and among the Company, Merger Sub, and Legacy Nuburu, dated August 5, 2022 (the “Business Combination Agreement”). In connection therewith, (i) Legacy Nuburu changed its name to “Nuburu Subsidiary, Inc.”, (ii) the amended and restated certificate of incorporation of the Company was further amended and restated, (iii) the Company changed its name to “Nuburu, Inc.”, (iv) Merger Sub merged with and into Legacy Nuburu (the “Merger”), with Legacy Nuburu surviving the Merger as a direct, wholly owned subsidiary of the Company, (v) the Company issued 200,000 shares of Common Stock to Lincoln Park pursuant to the terms of the Lincoln Park Purchase Agreement, and (vi) the parties to the Business Combination Agreement consummated the other transactions contemplated thereby.

We received net proceeds from the Business Combination totaling $3.2 million, prior to deducting transaction and issuance costs. The cash resulting from the Business Combination is expected to be used toward our corporate growth strategy related to the commercialization of our blue laser systems and the scaling of our manufacturing operations to meet customer demand. The cash raised from the Business Combination is also expected to be used to fund investments in personnel and research and development as well as provide liquidity for the funding of our ongoing operating expenses.

Results of Operations

As the closing of the Business Combination did not occur until after the year ended December 31, 2022, the results of operations below are based on the fact that we have neither engaged in any operations nor generated any revenues to the date of the financial statements. Our only activities from May 29, 2020 (inception) through December 31, 2022 were organizational activities, those necessary to prepare for our IPO, described below, searching for a business combination target and the Business Combination. We did not expect to generate any operating revenues until after the completion of our Business Combination. We generated non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2022, we had a net income of $11,141,409, which consists of the interest earned on marketable securities held in trust account of $1,573,401 and a change in fair value of warrant liabilities of $11,884,853, offset by operational costs of $1,958,641 and provision for income taxes of $358,204.

For the year ended December 31, 2021, we had a net income of $17,789,488, which consists of the interest earned on marketable securities held in trust account of $120,063 and a change in fair value of warrant liabilities of $23,241,491, offset by operational costs of $5,572,066.

Liquidity and Capital Resources

On September 9, 2020, we consummated our IPO of 33,421,570 units at a price of $10.00 per unit, which includes the partial exercise by the underwriter of its over-allotment option in the amount of 3,421,570 units, generating gross proceeds of $334,215,700. Simultaneously with the closing of our IPO, we consummated the sale of 9,700,000 private placement warrants at a price of $1.00 per private placement warrant in a private placement to the Sponsor, generating gross proceeds of $9,700,000.

Following our IPO, the partial exercise of the over-allotment option by the underwriter and the sale of the private placement warrants, a total of $334,215,700 was placed in the trust account. We incurred $18,847,894 in transaction costs, including $6,684,314 of underwriting fees, net of reimbursement, $11,697,550 of deferred underwriting fees and $466,030 of other offering costs.

For the year ended December 31, 2022, cash used in operating activities was $1,181,593. Net income of $11,141,409 was affected by a change in fair value of warrant liabilities of $11,884,853 and interest earned on marketable securities held in the trust account of $1,573,401. Changes in operating assets and liabilities provided $1,135,252 of cash from operating activities.

For the year ended December 31, 2021, cash used in operating activities was $1,749,104. Net income of $17,789,488 was affected by a change in fair value of warrant liabilities of $23,241,491 and interest earned on marketable securities held in the trust account of $120,063. Changes in operating assets and liabilities provided $3,822,962 of cash from operating activities.

As of December 31, 2022, we had marketable securities and cash held in the trust account of $33,034,062.

In order to fund working capital deficiencies and finance transaction costs in connection with the Business Combination, the sponsor loaned us $675,000 in funds, $600,000 of which was received during the year ended December 31, 2022 and $75,000 of which was received in January 2023. As part of the Closing, we repaid the working capital loans out of the proceeds of the trust account released to us.

Going Concern and Liquidity

As of December 31, 2022, the Company had $4,749 in its operating bank accounts and a working capital deficit of $4,719,256.

On September 9, 2022, the Company issued an unsecured promissory note in the principal amount of up to $600,000 to the Sponsor (the "Note"). The Company was able to request an additional aggregate amount of up to $150,000, drawable down in two equal tranches. The Note did not bear interest and matured upon closing of the Company’s initial business combination. In the event that the Company had not consummated a business combination, the Note would have been repaid only from amounts remaining outside of the Trust Account, if any. The proceeds of the Note were deposited in the Trust Account in connection with the Charter Amendment. The Note was convertible, in whole or in part, at the option of the lender into warrants of the Company at a price of $1.00 per warrant, which warrants would have been identical to the private placement warrants issued to the Sponsor at the time of the initial public offering of the Company. As of December 31, 2022, there is $600,000 outstanding under the Note (see Note 5), which was repaid on February 1, 2023.

Prior to the consummation of the Business Combination, the Company used the funds not held in the Trust Account for identifying and evaluating target businesses, performing due diligence on prospective target businesses, traveling to and from the offices, plants or similar location of prospective target businesses or their representatives or owners, reviewing corporate documents and material agreements of prospective target businesses and structuring, negotiating and completing a Business Combination, which was the Business Combination with Legacy Nuburu, which was completed on January 31, 2023.

Since Legacy Nuburu's inception in 2015, Legacy Nuburu has incurred significant net losses and have used significant cash in our business. As of December 31, 2022, Legacy Nuburu had an accumulated deficit of $61,192,308, and for the year ended December 31, 2022, Legacy Nuburu had net losses of $14,129,101, net cash used in operating activities of $10,227,730 and, as of December 31, 2022, had cash and cash equivalents on hand of $2,880,254, which factors raise substantial doubt about the Company's ability to continue as a going concern. The Company plans to finance its operations with proceeds from the sale of equity securities or debt; however, there is no assurance that management's plans to obtain additional debt or equity financing will be successfully implemented or implemented on terms favorable to the Company. The audited consolidated financial statements of Legacy Nuburu and its consolidated subsidiaries prior to the close of the Business Combination for the years ended December 31, 2022 and 2021, which is considered the Company’s accounting predecessor, are included in the Amendment No. 1 to the Form 8-K that is anticipated to be filed with the SEC on or about March 31, 2023.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities as of December 31, 2022, other than an agreement to pay an affiliate of our sponsor a monthly fee of $10,000 for office space, utilities and secretarial, and administrative support services to the Company. We began incurring these fees on September 9, 2020 and continued to incur these fees monthly until the completion of our Business Combination.

The underwriter in the initial public offering was entitled to a deferred fee of $0.35 per unit, or $11,697,550 in the aggregate. The deferred fee was waived by the underwriter in connection with the Closing of the Business Combination.

On September 7, 2022, Tailwind held a special meeting of the stockholders (the “Extension Meeting”), at which Tailwind’s stockholders voted to amend the pre-closing Tailwind Certificate of Incorporation to extend the date by which Tailwind must consummate a business combination (the “Termination Date”) from September 9, 2022 to January 9, 2023 (the “Charter Extension Date”), and to allow Tailwind, without another stockholder vote, to elect to extend the Termination Date to consummate a business combination on a monthly basis for up to two times by an additional one month each time after the Charter Extension Date, by resolution of Tailwind’s board of directors if requested by the Sponsor, and upon five days’ advance notice prior to the applicable deadlines, until March 9, 2023, or a total of up to six months after September 9, 2022, unless the closing of Tailwind’s initial business combination shall have occurred prior to such date (the “Extension Amendment”). In connection with the approval of the Extension Amendment, on September 9, 2022, Tailwind issued an unsecured promissory note in the principal amount of up to $750,000 (the “Sponsor Note”) to the Sponsor, pursuant to which the Sponsor (or one or more of its affiliates, members or third-party designees) contributed $600,000 to the Trust Account. The Sponsor Note did not bear interest and was repaid upon closing of the Business Combination.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") which requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are based on historical experience and on various other factors that we believe are reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis.

In addition to the accounting policies that are more fully described in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K, we have identified the following critical accounting policies that require us to use judgments, often as a result of the need to make estimates and assumptions regarding matters that are inherently uncertain, and actual results could differ from these estimates.

Warrant Liabilities

We account for the Warrants in accordance with the guidance contained in Accounting Standards Codification ("ASC") 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our consolidated statements of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this Annual Report on Form 10-K and is included herein by reference.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this Annual Report on Form 10-K. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at December 31, 2022 at the reasonable assurance level.

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a material misstatement of our consolidated financial statements would be prevented or detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the framework established in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management concluded that our internal control over financial reporting was effective as of that date.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(f) or 15d-15(f) of the Exchange Act during the fourth quarter of 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections.

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under this Item 10 of Form 10-K will be included in our 2023 Proxy Statement and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required under this Item 11 of Form 10-K will be included in our 2023 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this Item 12 of Form 10-K will be included in our 2023 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this Item 13 of Form 10-K will be included in our 2023 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required under this Item 14 of Form 10-K will be included in our 2023 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

We hereby file as part of this Annual Report on Form 10-K the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date

2.1†	Business Combination Agreement, dated as of August 5, 2022, by and among Tailwind Acquisition Corp., Compass Merger Sub, Inc. and Nuburu, Inc.	8-K	001-39489	2.1	August 8, 2022

3.1	Amended and Restated Bylaws of the Company.	8-K	001-39489	3.2	September 9, 2020

3.2	Amended and Restated Certificate of Incorporation of the Company.	8-K	001-39489	3.1	February 6, 2023

3.3	Certificate of Designations of the Company.	8-K	001-39489	3.3	February 6, 2023

4.1	Specimen Common Stock Certificate .	8-K	001-39489	4.1	February 6, 2023

4.2	Specimen Preferred Stock Certificate .	8-K	001-39489	4.2	February 6, 2023

4.3	Specimen Warrant Certificate.	S-1	333-248113	4.3	August 26, 2020

4.4	Warrant Agreement, dated as of September 9, 2020, by and between the Company and Continental Stock Transfer & Trust Company.	8-K	001-39489	4.1	September 9, 2020

4.5*	Description of Registrant’s Securities.

10.1	Investment Management Trust Agreement, dated as of September 9, 2020, by and between the Company and Continental Stock Transfer & Trust Company.	8-K	001-39489	10.2	September 9, 2020

10.2	Registration and Stockholder Rights Agreement, dated as of September 9, 2020, by and between the Company and the Sponsor.	8-K	001-39489	10.3	September 9, 2020

10.3	Letter Agreement, dated as of September 3, 2020, among the Company, the Sponsor and the Company’s then current officers and directors.	8-K	001-39489	10.4	September 9, 2020

10.4	Amendment to Letter Agreement, dated November 22, 2022, by and among the Company, the Sponsor, and the Company’s then current officers and directors.	8-K	001-39489	10.4	November 22, 2022

10.5	Amended and Restated Letter Agreement, dated January 31, 2023, by and among the Company, the Sponsor , and the other parties set forth on the signature pages thereto.	8-K	001-39489	10.4	January 31, 2023

10.6	Administrative Services Agreement, dated as of September 9, 2020, by and between the Company and the Sponsor.	8-K	001-39489	10.5	September 9, 2020

10.7	Sponsor Support and Forfeiture Agreement, dated as of August 5, 2022, by and among the Sponsor, the Company and Legacy Nuburu.	8-K	001-39489	10.1	August 8, 2022

10.8	Amendment to Sponsor Support and Forfeiture Agreement, dated November 22, 2022, by and among the Company, Legacy Nuburu, and the Sponsor.	8-K	001-39489	10.1	November 22, 2022

10.9	Amended and Restated Sponsor Support and Forfeiture Agreement, dated January 31, 2023, by and among the Company, the Sponsor and Legacy Nuburu.	8-K	001-39489	10.3	January 31, 2023

10.10	Stockholder Support Agreement, dated as of August 5, 2022, by and among the Company and certain stockholders of Legacy Nuburu.	8-K	001-39489	10.2	August 8, 2022

10.11	Amended and Restated Registration Rights and Lock-Up Agreement, dated August 5, 2022, by and among the Company and the parties listed on the signature pages thereto.	8-K	001-39489	10.3	August 8, 2022

10.12	Amendment to Amended and Restated Registration Rights Lock-Up Agreement, dated November 22, 2022, by and among the Company and the Holders (defined therein).	8-K	001-39489	10.2	November 22, 2022

10.13	Second Amendment to Amended and Restated Registration Rights Lock-up Agreement, dated January 31, 2023, by and among the Company and the Holders (defined therein).	8-K	001-39489	10.2	January 31, 2023

10.14	Third Amendment to Amended and Restated Registration Rights Lock-up Agreement, dated January 31, 2023, by and among the Company and the Holders(defined therein) (incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed with the SEC on February 6, 2023).	8-K	001-39489	10.14	February 6, 2023

10.15	Fourth Amendment to Amended and Restated Registration Rights Lock-up Agreement, dated March 10, 2023, by and among the Company and the Holders(defined therein) (incorporated by reference to Exhibit 10.14 to the	8-K	001-39489	10.1	March 10, 2023

	Company’s Current Report on Form 8-K filed with the SEC on February 10, 2023).

10.16	Preferred Stock Sale Option Agreement, dated August 5, 2022, by and among the Company and the parties listed on Schedule A thereto.	8-K	001-39489	10.4	August 8, 2022

10.17	Amendment to Preferred Stock Sale Option Agreement, dated November 22, 2022, by and among the Company and the Holders (as defined therein).	8-K	001-39489	10.3	November 22, 2022

10.18	Second Amendment to Preferred Stock Sale Option Agreement, dated November 28, 2022 by and among the Company and the Holders (as defined therein).	8-K	001-39489	10.1	November 29, 2022

10.19	Third Amendment to Preferred Stock Sale Option Agreement, dated November 28, 2022 by and among the Company and the Holders (as defined therein).	8-K	001-39489	10.2	March 10, 2023

10.20	Purchase Agreement, dated August 5, 2022, by and among the Company, Legacy Nuburu and Lincoln Park.	8-K	001-39489	10.5	August 8, 2022

10.21	Registration Rights Agreement, dated August 5, 2022, by and among the Company, Legacy Nuburu and Lincoln Park.	8-K	001-39489	10.6	August 8, 2022

10.22#	Nuburu, Inc. 2022 Equity Incentive Plan.	8-K	001-39489	10.20	February 6, 2023

10.23#	Nuburu, Inc. 2022 Employee Stock Purchase Plan and forms of agreement thereunder.	8-K	001-39489	10.21	February 6, 2023

10.24#	Nuburu, Inc. Executive Incentive Compensation Plan.	8-K	001-39489	10.22	February 6, 2023

10.25#†	Amended and Restated Employment Agreement, effective December 3, 2022, by and between Mark Zediker and Legacy Nuburu.	S-4/A	333-267403	10.18	November 29, 2022

10.26#	Employment Agreement, effective December 2, 2022, by and between Brian Knaley and Legacy Nuburu.	S-4/A	333-267403	10.19	November 29, 2022

10.27#†	Amended and Restated Employment Agreement, effective December 2, 2022, by and between Brian Faircloth and Legacy Nuburu.	S-4/A	333-267403	10.20	November 29, 2022

10.28#	Form of Director Letter Agreement.	S-4/A	333-267403	10.22	November 29, 2022

10.29#	Form of Nuburu, Inc. Indemnification Agreement.	8-K	001-39489	10.27	February 6, 2023

10.30†	Amended and Restated Lease Agreement between CSM Equities, L.L.C. and Legacy Nuburu, dated September 26, 2019.	S-4/A	333-267403	10.13	November 7, 2022

10.31	Share Transfer Agreement, dated January 25, 2023, by and between the Sponsor and the party set forth on the signature pages thereto.	8-K	001-39489	10.1	January 31, 2023

10.32	Letter Agreement, dated November 28, 2022, by and among Tailwind Acquisition Corp. and the other parties set forth on the signature pages thereto.	8-K	001-39489	10.2	November 28, 2022

21.1	List of Subsidiaries of Nuburu, Inc.	8-K	001-39489	21.1	February 6, 2023

24.1*	Power of Attorney (included on the signature page to this Annual Report on Form 10-K)

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1**	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

32.2**	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

104*	104 Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Filed herewith

** Furnished herewith

# Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and this exhibit has been filed separately with the SEC.

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

March 31, 2023

NUBURU, INC.

/s/ Mark Zediker
Name:	Mark Zediker
Title:	Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mark Zediker and Brian Knaley, jointly and severally, his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Mark Zediker	Chief Executive Officer, Co-Founder and Director	March 31, 2023
Dr. Mark Zediker	(Principal Executive Officer)

/s/ Brian Knaley	Chief Financial Officer	March 31, 2023
Brian Knaley	(Principal Financial and Accounting Officer)

/s/ Brian Faircloth	Chief Operating Officer	March 31, 2023
Brian Faircloth

/s/ Ron Nicol	Director, Chairman of the Board	March 31, 2023
Ron Nicol

/s/ Ake Almgren	Director	March 31, 2023
Ake Almgren

/s/ Daniel Hirsch	Director	March 31, 2023
Daniel Hirsch

/s/ Lily Yan Hughes	Director	March 31, 2023
Lily Yan Hughes

/s/ Kristi Hummel	Director	March 31, 2023
Kristi Hummel

/s/ Elizabeth Mora	Director	March 31, 2023
Elizabeth Mora

NUBURU, INC.

(F/K/A TAILWIND ACQUISITION CORP.)

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Nuburu, Inc. (f/k/a Tailwind Acquisition Corp.)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nuburu, Inc. (f/k/a Tailwind Acquisition Corp.) (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in stockholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company may be unable to raise additional funds to alleviate liquidity needs. The liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2020.

New York, New York

March 31, 2023

PCAOB ID Number 100

NUBURU, INC.

(F/K/A TAILWIND ACQUISITION CORP.)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021
ASSETS
Current Assets
Cash	$4,749	$479,694
Prepaid expenses	80,875	111,667
Total Current Assets	85,624	591,361

Cash and marketable securities held in Trust Account	33,034,062	334,441,194
TOTAL ASSETS	$33,119,686	$335,032,555

LIABILITIES, CLASS A STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$4,992,362	$3,867,106
Accrued offering costs	―	109,000
Income taxes payable	88,204	―
Class A common stock redemption payable	29,554,443	―
Total Current Liabilities	34,635,009	3,976,106

Convertible note - related party	600,000	―
Warrant liabilities	1,848,755	13,733,608
Deferred underwriting fee payable	11,697,550	11,697,550
Total Liabilities	48,781,314	29,407,264

Commitments and Contingencies (Note 6)

Class A common stock subject to possible redemption; 500,000,000 shares authorized, 316,188 and 33,421,570 shares issued and outstanding at $10.13 and $10.00 per share as of December 31, 2022 and 2021; 2,916,653 shares redeemed but unpaid as of December 31, 2022	3,203,933	334,215,700

Stockholders’ Deficit
Preferred Stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of December 31, 2022 and 2021	—	—
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; no shares issued and outstanding (excluding 316,188 and 33,421,570 shares subject to possible redemption) as of December 31, 2022 and 2021, respectively; 2,916,653 shares redeemed but unpaid as of December 31, 2022	—	—
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 8,355,393 shares issued and outstanding as of December 31, 2022 and 2021	836	836
Accumulated deficit	(18,866,397)	(28,591,245)
Total Stockholders’ Deficit	(18,865,561)	(28,590,409)
TOTAL LIABILITIES, CLASS A STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$33,119,686	$335,032,555

The accompanying notes are an integral part of the consolidated financial statements.

NUBURU, INC.

(F/K/A TAILWIND ACQUISITION CORP.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2022	2021
Formation and operational costs	$1,958,641	$5,572,066
Loss from operations	(1,958,641)	(5,572,066)

Other income (expense):
Interest earned on marketable securities held in Trust Account	1,573,401	120,063
Transaction costs associated with the Initial Public Offering	—	—
Change in fair value of warrant liabilities	11,884,853	23,241,491
Total other income (expense), net	13,458,254	23,361,554

Income before provision for income taxes	11,499,613	17,789,488
Provision for income taxes	(358,204)	—
Net income	$11,141,409	$17,789,488

Weighted average shares outstanding, Class A common stock	24,043,507	33,421,570
Basic and diluted income per share, Class A common stock	$0.34	$0.43

Weighted average shares outstanding, Class B common stock	8,355,393	8,355,393
Basic and diluted net income per share, Class B common stock	$0.34	$0.43

The accompanying notes are an integral part of the consolidated financial statements.

NUBURU, INC.
(F/K/A TAILWIND ACQUISITION CORP.)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2022

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance – December 31, 2020	—	$—	8,355,393	$836	$—	$(46,380,733)	$(46,379,897)
Net income	—	—	—	—	—	17,789,488	17,789,488
Balance – December 31, 2021	—	—	8,355,393	836	—	(28,591,245)	(28,590,409)
Accretion to Class A Common Stock subject to possible redemption value	—	—	—	—	—	(1,416,561)	(1,416,561)
Net income	—	—	—	—	—	11,141,409	11,141,409
Balance – December 31, 2022	—	$—	8,355,393	$836	$—	$(18,866,397)	$(18,865,561)

The accompanying notes are an integral part of the consolidated financial statements.

NUBURU, INC.

(F/K/A TAILWIND ACQUISITION CORP.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$11,141,409	$17,789,488
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	(11,884,853)	(23,241,491)
Interest earned on marketable securities held in Trust Account	(1,573,401)	(120,063)
Changes in operating assets and liabilities:
Prepaid expenses	30,792	163,985
Accounts payable and accrued expenses	1,016,256	3,658,977
Income taxes payable	88,204	—
Net cash used in operating activities	(1,181,593)	(1,749,104)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(600,000)	—
Cash withdrawn from Trust Account in connection with redemption	302,873,885	—
Cash withdrawn from Trust Account to pay franchise and income taxes	706,648	—
Net cash provided by investing activities	302,980,533	—

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	—
Proceeds from sale of Units, net of underwriting discounts paid	—	—
Proceeds from sale of Private Placement Warrants	—	—
Repayment of promissory note – related party	—	—
Proceeds from convertible promissory note - related party	600,000	—
Redemption of Class A common stock	(302,873,885)	—
Payment of offering costs	—	(17,000)
Net cash used in financing activities	(302,273,885)	(17,000)

Net Change in Cash	(474,945)	(1,766,104)
Cash – Beginning	479,694	2,245,798
Cash – Ending	$4,749	$479,694

Non-cash investing and financing activities:
Accretion to Class A common stock subject to redemption value	$—	$—
Class A common stock redemption payable	$29,554,443	$—
Offering costs included in accrued offering costs	$—	$—
Offering costs paid through promissory note	$—	$—
Deferred underwriting fee payable	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

NUBURU, INC.

(F/K/A TAILWIND ACQUISITION CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Tailwind Acquisition Corp. (now known as Nuburu, Inc.) was incorporated in Delaware on May 29, 2020. Tailwind Acquisition Corp. was formed for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

Tailwind Acquisition Corp. was not limited to a particular industry or sector for purposes of consummating a Business Combination. Tailwind Acquisition Corp. is an early stage and emerging growth company and, as such, it is subject to all of the risks associated with early stage and emerging growth companies.

Business Combination

On January 31, 2023 (the “Closing Date”), Nuburu, Inc., a Delaware corporation f/k/a Tailwind Acquisition Corp. (“Nuburu,” the “Company” and, prior to Closing, “Tailwind”), consummated the previously announced business combination pursuant to that certain Business Combination Agreement, dated August 5, 2022 (the “Business Combination Agreement”), by and among Nuburu, Compass Merger Sub, Inc., a Delaware corporation (“Merger Sub”), and Nuburu Subsidiary, Inc., a Delaware corporation f/k/a Nuburu, Inc. (“Legacy Nuburu”), following approval thereof at a special meeting of the Company’s stockholders held on December 27, 2022 (the “Special Meeting”).

Pursuant to the terms of the Business Combination Agreement, a business combination between the Company and Legacy Nuburu was effected through the merger of Merger Sub with and into Legacy Nuburu, with Legacy Nuburu as the surviving company in the Business Combination, and after giving effect to such merger, continuing as a wholly owned subsidiary of Nuburu (the “Merger” and, together with the other transactions contemplated by the Business Combination Agreement, the “Business Combination”). On the Closing Date, the registrant changed its name from Tailwind Acquisition Corp. to Nuburu, Inc.

At the Special Meeting, the Company’s stockholders approved the Business Combination as well as other proposals related to the Business Combination. On January 31, 2023, the parties to the Business Combination Agreement completed the Business Combination. Prior to and in connection with the Special Meeting, holders of 2,916,653 shares of Class A Common Stock of Tailwind exercised their right to redeem those shares for cash at a redemption price originally estimated at approximately $10.13 per share, for an estimated aggregate redemption amount of approximately $29.6 million. Ultimately, on the Closing Date, holders of 2,916,653 shares of Class A Common Stock of Tailwind redeemed those shares for cash at a redemption price at approximately $10.24 per share, for an aggregate redemption amount of approximately $29.9 million, which was paid out of the trust account established in connection with Tailwind’s initial public offering following the Closing.

Additionally, prior to the Closing Date, the Company’s board of directors (the “Board”) declared an issuance in the form of shares of Series A preferred stock (the “Preferred Stock Issuance”), par value $0.0001 per share, of the Company (“Series A Preferred Stock”), to the holders of record of Common Stock as of the close of business on the Closing Date (other than (A) stockholders of Legacy Nuburu who waived their entire right to participate in the Preferred Stock Issuance (which, for clarity, excluded such waiver with respect to shares of Common Stock to be received as a result of the conversion of any Legacy Nuburu note) and (B) Tailwind Sponsor LLC, a Delaware limited liability company (the “Sponsor”), which waived, for no consideration, its right to a portion of the Preferred Stock Issuance, as further described in the Amended and Restated Sponsor Support and Forfeiture Agreement, dated January 31, 2023, by and between the Sponsor and the Company, with one share of Series A Preferred Stock issued in respect of each share of Common Stock held by such holders. For clarity, any stockholder of the Company that elected to redeem its shares in connection with the Business Combination was not eligible to participate in the Preferred Stock Issuance with respect to the shares it had so redeemed, as such holder was not a record holder of Common Stock with respect to such shares as of the close of business on the Closing Date.

As of the open of trading on February 1, 2023, the Common Stock and public warrants of Nuburu began trading on the NYSE American LLC (“NYSE American”) as “BURU” and “BURU WS,” respectively. The Series A Preferred Stock is not publicly traded and Nuburu does not intend to apply to list the Series A Preferred Stock on any securities exchange or nationally recognized trading system, including the NYSE American, NYSE or Nasdaq.

Business Prior to the Business Combination

As of December 31, 2022, the Company had one subsidiary, Compass Merger Sub Inc., a direct, wholly owned subsidiary of the Company incorporated in Delaware on February 17, 2021 (“Merger Sub”) (see Note 6).

As of December 31, 2022, the Company had not commenced any operations. All activity for the period from May 29, 2020 (inception) through December 31, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination, in particular, activities in connection with the potential acquisition of Nuburu (see Note 6). The Company did not generate any operating revenues prior to the completion of the Business Combination. The Company generated non-operating income in the form of interest income on the marketable securities held in the Trust Account (as defined below).

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

Following the closing of the Initial Public Offering on September 9, 2020, an amount of $334,215,700 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) located in the United States and until September 2, 2022, was invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting certain conditions of Rule 2a-7 of the Investment Company Act. On September 2, 2022 the funds in the Trust Account were moved into a non-interest bearing, segregated account, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

On October 7, 2022, the Company issued a press release announcing the transfer of its listing to NYSE American. In connection with listing on NYSE American, the Company voluntarily delisted from The New York Stock Exchange. The Company transferred its listing to NYSE American on October 12, 2022.

Going Concern and Liquidity

As of December 31, 2022, the Company had $4,749 in its operating bank accounts and a working capital deficit of $4,719,256.

On September 9, 2022, the Company issued an unsecured promissory note in the principal amount of up to $600,000 to the Sponsor (the "Note"). The Company was able to request an additional aggregate amount of up to $150,000, drawable down in two equal tranches. The Note did not bear interest and matured upon closing of the Company’s initial business combination. The proceeds of the Note were deposited in the Trust Account in connection with the Charter Amendment. The Note was convertible, in whole or in part, at the option of the lender into warrants of the Company at a price of $1.00 per warrant, which warrants would have been identical to the private placement warrants issued to the Sponsor at the time of the initial public offering of the Company. As of December 31, 2022, there was $600,000 outstanding under the Note, which was repaid on February 1, 2023 (see Note 5).

Prior to the consummation of the Business Combination, the Company used the funds not held in the Trust Account for identifying and evaluating target businesses, performing due diligence on prospective target businesses, traveling to and from the offices, plants or similar location of prospective target businesses or their representatives or owners, reviewing corporate documents and material agreements of prospective target businesses and structuring, negotiating and completing a Business Combination, which was the Business Combination with Legacy Nuburu, which was completed on January 31, 2023.

Since Legacy Nuburu's inception in 2015, Legacy Nuburu has incurred significant net losses and have used significant cash in the Company's business. As of December 31, 2022, Legacy Nuburu had an accumulated deficit of $61,192,308, and for the year ended December 31, 2022, Legacy Nuburu had net losses of $14,129,101, net cash used in operating activities of $10,227,730 and, as of December 31, 2022, had cash and cash equivalents on hand of $2,880,254, which factors raise substantial doubt about the Company's ability to continue as a going concern. The Company plans to finance its operations with proceeds from the sale of equity securities or debt; however, there is no assurance that management's plans to obtain additional debt or equity financing will be successfully implemented or implemented on terms favorable to the Company. Refer to Form S-1/A filed on March 13, 2023 for Legacy Nuburu Inc.'s financial statements for the years ended December 31, 2022 and 2021.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the U.S. Securities and Exchange Commission ("SEC").

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these consolidated financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022 and 2021.

Marketable Securities Held in Trust Account

The Company classifies its U.S. Treasury and equivalent securities as held to maturity in accordance with Accounting Standards Codification ("ASC") 320, “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying consolidated balance sheets and adjusted for the amortization or accretion of premiums or discounts.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events.

In connection with the vote to approve the Charter Amendment, the holders of 30,188,729 shares of Class A common stock of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.03 per share, for an aggregate redemption amount of $302,873,885.

In connection with the December 27, 2022 special meeting of stockholders, the holders of 2,916,653 shares of Class A common stock of the Company properly exercised their right to redeem their shares for cash at an estimated redemption price of approximately 10.13 per share, for an aggregate redemption amount of $29,554,443.

Accordingly, the 316,188 and 33,421,570 shares of Class A common stock subject to possible redemption at December 31, 2022 and 2021, respectively, are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s consolidated balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

At December 31, 2022 and 2021, the Class A common stock reflected in the consolidated balance sheets is reconciled in the following table:

Class A Common stock subject to possible redemption as of January 1, 2021 and December 31, 2021	$334,215,700
Less:
Redemption of Class A common stock on September 7, 2022	(302,873,885)
Redemption of Class A common stock on December 27, 2022	(29,554,443)
Plus:
Accretion of carrying value to redemption value	1,416,561
Class A Common stock subject to possible redemption as of December 31, 2022	$3,203,933

Offering Costs

Offering costs consist of legal, accounting and other expenses that are directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs amounted to $18,847,894, of which $18,132,174 was associated with the Class A common stock and is included in accretion for Class A common stock subject to redemption amount and $715,720 was expensed to the consolidated statements of operations (see Note 1).

Warrant Liabilities

The Company accounts for the Warrants in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the consolidated statements of operations. The Private Warrants and the Public Warrants for periods where no observable traded price was available are valued using a binomial lattice model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value for both the Public Warrants and Private Warrants as of each reporting date.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of December 31, 2022 and 2021, the Company’s deferred tax assets had a full valuation allowance recorded against them.

The effective tax rate was 3.1% and 0.0% for the years ended December 31, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the years ended December 31, 2022 and 2021, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction. The Company has been subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net Income Per Common Share

The Company complies with accounting and disclosure requirements of Financial Accounting Standards Board ("FASB") ASC Topic 260, “Earnings Per Share”. As of December 31, 2022, the Company had two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income per common stock is computed by dividing net income by the weighted average number of common stock outstanding for the period. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering and (ii) private placement, since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 26,410,785 Class A common stock in the aggregate (the 9,700,000 private warrants held by the Sponsor were forfeited in connection with the Closing of the Business Combination). As of December 31, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income per common stock is the same as basic net income per common stock for the periods presented.

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	Year Ended December 31,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per common stock
Numerator:
Allocation of net income	$8,270,969	$2,870,440	$14,231,590	$3,557,898
Denominator:
Basic and diluted weighted average shares outstanding	24,043,507	8,355,393	33,421,570	8,355,393
Basic and diluted net income per common stock	$0.34	$0.34	$0.43	$0.43

For the years ended December 31, 2022 and 2021 and for the period from May 29, 2020 (inception) through December 31, 2020, basic and diluted shares are the same as there are no securities that are dilutive to the stockholders.

Concentration of Credit Risk

The Company had significant cash balances at financial institutions which throughout the year regularly exceed the Federal Deposit Insurance Coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company's financial condition, results of operations, and cash flows.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying consolidated balance sheets, primarily due to their short-term nature other than derivative warrant liability (see Note 10).

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, "Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40)" (“ASU 2020-06”), to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The adoption of ASU 2020-06 did not have an impact on the Company’s consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 33,421,570 Units, which include a partial exercise by the underwriter of its over-allotment option in the amount of 3,421,570 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 8).

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 9,700,000 Private Placement Warrants, at a price of $1.00 per private placement warrant, or $9,700,000 in the aggregate. Each private placement warrant is exercisable to purchase one share of common stock at an exercise price of $11.50 per share, subject to adjustment (see Note 8). A portion of the proceeds from the private placement warrants was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company had not completed a Business Combination within the combination period, the proceeds from the sale of the private placement warrants held in the Trust Account would have been used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the private placement warrants would have expired worthless. The 9,700,000 Private Placement Warrants held by the Sponsor were forfeited in connection with the Closing of the Business Combination.

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

The Sponsor agreed, subject to certain limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier of (A) one year after the completion of a Business Combination and (B) subsequent to a Business Combination, (x) if the last reported sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of Class A common stock for cash, securities or other property.

Administrative Support Agreement

The Company entered into an agreement, commencing on September 9, 2020, to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial, and administrative support services. Upon completion of the Business Combination, the Company has ceased paying these monthly fees. For the years ended December 31, 2022 and 2021, the Company incurred $120,000 and $120,000 in fees for these services, respectively, of which $50,000 was prepaid as of December 31, 2022 and $50,000 of such fee is included in accrued expenses in the accompanying consolidated balance sheet as of December 31, 2021.

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

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination had not closed, the Company could have used a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would have been used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans would have been convertible into warrants, at a price of $1.00 per warrant, of the post Business Combination entity. The warrants would have been identical to the Private Placement Warrants.

On September 9, 2022, the Company issued an unsecured promissory note in the principal amount of up to $600,000 to the Sponsor. The Company may request an additional aggregate amount of up to $150,000, which may be drawn down in two equal tranches. The Note does not bear interest and matures upon closing of the Company’s initial business combination. In the event that the Company had not consummated a business combination, the Note would have been repaid only from amounts remaining outside of the Trust Account, if any. The proceeds of the Note have been deposited in the Trust Account in connection with the Charter Amendment. The Note may be converted, in whole or in part, at the option of the lender into warrants of the Company at a price of $1.00 per warrant, which warrants will be identical to the private placement warrants issued to the Sponsor at the time of the initial public offering of the Company. As of December 31, 2022, there was $600,000 outstanding under this Note, which was repaid on February 1, 2023.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position and/or results of its operations, the specific impact is not readily determinable as of the date of these consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these consolidated financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these consolidated financial statements.

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

Registration Rights and Lock-up Agreement

Pursuant to Amended and Restated Registration Rights and Lock-up Agreement entered into on August 5, 2022, the holders of the Founder Shares, Private Placement Warrants, and warrants that may be issued upon conversion of Working Capital Loans (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares) are entitled to registration rights, requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to shares of Class A common stock). The holders of these securities will be entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders will have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration and stockholder rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

The underwriter was entitled to a deferred fee of $0.35 per Unit, or $11,697,550 in the aggregate. The deferred fee was payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

On August 3, 2022, the Company and underwriter executed a waiver letter confirming the underwriter’s resignation and waiver of its entitlement to the payment of deferred fee under the terms of the underwriting agreement solely with respect to the proposed Business Combination between the Company and Nuburu Inc. (the “Proposed Business Combination”).

The Business Combination

On August 5, 2022, Tailwind Acquisition Corp. entered into a Business Combination Agreement with Merger Sub and Nuburu. Capitalized terms used but not otherwise defined in this Note 6 will have the meanings given to them in the Business Combination Agreement, a copy of which was filed as Exhibit 2.1 to the Current Report on Form 8-K filed by Tailwind on August 8, 2022. On January 31, 2023, Tailwind and Nuburu consummated the Business Combination. Refer to the current report on Form 8-K filed on February 6, 2023 for further discussion.

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — As of December 31, 2022, the Company was authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022 and 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — As of December 31, 2022, the Company was authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2022, there were 316,188 shares of Class A common stock issued and outstanding after 30,188,729 shares of Class A common stock were redeemed on September 7, 2022 and 2,916,653 shares of Class A common stock were redeemed on December 27, 2022, and at December 31, 2021, there were 33,421,570 shares of Class A common stock issued and outstanding, which are included as temporary equity on the accompanying consolidated balance sheet.

Class B Common Stock — As of December 31, 2022, the Company was authorized to issue 50,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of December 31, 2022 and 2021, there were 8,355,393 shares of Class B common stock issued and outstanding.

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

NOTE 8. WARRANTS

As of December 31, 2022 and 2021, there were 16,710,785 and 9,700,000 Public Warrants and Private Placement Warrants outstanding, respectively.

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

•
in whole and not in part;
•
at a price of $0.01 per warrant;
•
upon not less than 30 days’ prior written notice of redemption to each warrant holder; and
•
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

•
in whole and not in part;
•
at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares based on the redemption date and the fair market value of the Class A common stock;
•
if, and only if, the last reported sale price of the Class A common stock equals or exceeds $10.00 per share (as adjusted per stock splits, stock dividends, reorganizations, reclassifications, recapitalizations and the like) for any 20 trading days within the 30-trading day period ending three trading days before the Company send the notice of redemption to the warrant holders; and
•
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

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the shares of Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees (except for a number of shares of Class A common stock as described above under Redemption of warrants for Class A common stock). If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company in all redemption scenarios and exercisable by such holders on the same basis as the Public Warrants. Upon the occurrence of the Closing, the Sponsor automatically cancelled, without any further action by the Sponsor or any other person, all of the Private Placement Warrants that were held by the Sponsor.

NOTE 9. INCOME TAX

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The principal components of the Company's net deferred tax assets consisted of the following at December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
Deferred tax assets
Net operating loss carryforward	$—	$19,569
Organizational costs/start-up expenses	1,401,201	1,184,552
Total deferred tax assets	1,401,201	1,204,121
Valuation allowance	(1,401,201)	(1,204,121)
Deferred tax assets, net of allowance	$—	$—

The income tax provision consists of the following for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
Federal
Current	$358,204	$—
Deferred	(143,034)	(1,144,921)

State
Current	—	—
Deferred	(54,046)	—

Change in valuation allowance	197,080	1,144,921
Income tax provision	$358,204	$—

As of December 31, 2022 and 2021, the Company had $0 and $93,186 of U.S. federal and state net operating loss carryovers available to offset future taxable income, respectively. If a business combination is consummated, these net operating losses will be limited by a Section 382 limitation given there will have been a change in control at the Company.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the years ended December 31, 2022 and 2021, the change in the valuation allowance was $197,080 and $1,144,921, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate for the years ended December 31, 2022 and 2021 is as follows:

	Year Ended December 31,
	2022	2021
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	7.0%	0.0%
True-up of net operation loss, state	(0.1)%	0.0%
Change in fair value of warrant liabilities	(28.9)%	(27.4)%
Interest and penalties	0.0%	0.0%
Merger and acquisition expenses	2.4%	0.0%
Change in valuation allowance	1.7%	6.4%
Income tax provision	3.1%	0.0%

The Company files income tax returns in the U.S. federal jurisdiction and in various state and local jurisdictions and is subject to examination by the various taxing authorities.

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

Level 3: Unobservable inputs based on assessment of the assumptions that market participants would use in pricing the asset or liability.

At December 31, 2022, assets held in the Trust Account were comprised of $33,034,062 in cash. At December 31, 2021, assets held in the Trust Account were comprised of $2,040 in cash and $334,439,154 in a Treasury Preferred Fund. For the year ended December 31, 2022, the Company withdrew $706,648 of interest income from the Trust Account. For the year ended December 31, 2021, the Company did not withdraw any interest income from the Trust Account.

The gross holding gain (loss) and fair value of held-to-maturity securities at December 31, 2021 are as follows:

	Held-To-Maturity	Amortized Cost	Gross Holding Gain (Loss)	Fair Value
December 31, 2021	Treasury Preferred Fund (Matured on February 17, 2022)	$334,439,154	$6,468	$334,445,622

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2022 and 2021 indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Level	December 31, 2022	December 31, 2021
Assets:
Cash and marketable securities held in Trust Account	1	$33,034,062	$334,441,194

Liabilities:
Warrant liabilities – Public Warrants	1	$1,169,755	$8,689,608
Warrant liabilities – Private Placement Warrants	2	$679,000	$5,044,000

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

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

On January 9, 2023, the Company drew an aggregate $75,000 (the “Extension Funds”), pursuant to the Promissory Note, dated September 9, 2022, between the Company and the Sponsor, which Extension Funds deposited into the Company’s Trust Account for its public shareholders. This deposit enabled the Company to extend the date by which it must complete its initial business combination from January 9, 2023 to February 9, 2023 (the “Extension”). The Extension is the first of two one-month extensions permitted under the Company’s governing documents and provides the Company with additional time to complete its initial business combination.

On January 31, 2023, the Company completed its Business Combination with Nuburu and the total outstanding balance under the Note of $675,000 was repaid on February 1, 2023.