Form 10-Q
period 2023-03-31
Nuburu, Inc.
filed 2023-05-12
CIK 1814215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-39489

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

As of May 5, 2023, the registrant had 34,896,251 shares of common stock, $0.0001 par value per share, outstanding.

NUBURU, INC.

FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risk and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this quarterly report on Form 10-Q include, but are not limited to, statements about:

•
our success in retaining or recruiting, or changes required in, our officers, key employees or directors;
•
our public securities’ potential liquidity and trading;
•
the ability to maintain the listing of our common stock, par value $0.0001 par value per share (the “Common Stock”) or the 16,710,785 whole warrants of the Company sold to public investors in the IPO as part of the units (the “Public Warrants”) on a securities exchange;
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
•
obtaining additional financing under that certain Purchase Agreement by and among the Company, Nuburu and Lincoln Park Capital Fund, LLC (“Lincoln Park”), dated as of August 5, 2022 (as it may be amended, supplemented or otherwise modified from time to time, the “Lincoln Park Purchase Agreement”) or pursuant to the Preferred Stock Sale Option Agreement between the Company and each of Anzu Nuburu LLC, Anzu Nuburu II LLC, Anzu Nuburu III LLC and Anzu Nuburu V LLC (the “Anzu SPVs”), dated as of August 5, 2022 (as it may be amended, supplemented or otherwise modified from time to time, the “Sale Option Agreement”);
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
•
expectations regarding future acquisitions, partnerships or other relationships with third parties; and
•
future capital requirements and sources and uses of cash, including the ability to obtain additional capital in the future.

Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements which speak only as of the date hereof. You should understand that the following important factors, in addition to those discussed under the heading “Risk Factors” in Part II, Item 1A of this quarterly report on Form 10-Q and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2022 (our “Annual Report”), could affect our future results, and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements herein:

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

•
volatility in the financial sector and markets caused by geopolitical and economic factors; and
•
other risks and uncertainties set forth under the heading “Risk Factors” in Part II, Item 1A and elsewhere in this quarterly report on Form 10-Q and our Annual Report.

The forward-looking statements contained in this quarterly report on Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on our business. There can be no assurance that future developments affecting our business will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” in Part II, Item 1A. Should one or more of these risks or uncertainties materialize, or should any of the assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Frequently Used Terms

Unless otherwise stated in Item 1. Financial Statements and accompanying footnotes, or the context otherwise requires, references in this quarterly report on Form 10-Q to:

“Business Combination” are to the business combination of Legacy Nuburu with a subsidiary of Tailwind, with Legacy Nuburu surviving such business combination as a wholly owned subsidiary of Tailwind;

“Business Combination Agreement” are to that certain Business Combination Agreement, dated as of August 5, 2022, by and among Tailwind, Nuburu and Merger Sub, as the same has been or may be amended, modified, supplemented or waived from time to time;

“Closing” are to the consummation of the Transactions;

“Closing Date” are to January 31, 2023, the date on which the Transactions were consummated;

“Exchange Ratio” are to the quotient as defined in, and calculated in accordance with, the Business Combination Agreement, which is reflected in our Current Report on Form 8-K (File No. 001-39489) filed with the SEC on February 6, 2023;

“Legacy Nuburu” are to Nuburu Subsidiary, Inc., a Delaware corporation f/k/a Nuburu, Inc. before the Closing Date;

“Tailwind” are to Tailwind Acquisition Corp, a Delaware corporation and our predecessor company prior to the consummation of the Transactions, which changed its name to Nuburu, Inc. following the consummation of the Transactions, and its consolidated subsidiaries;

“Tailwind IPO” are to the initial public offering by Tailwind which closed on September 9, 2020; and

“Transactions” are to the Business Combination, together with the other transactions contemplated by the Business Combination Agreement and the related agreements.

Unless the context otherwise requires, all references in this section to “Nuburu,” the “Company,” “we,” “us,” “our,” and other similar terms refer to Legacy Nuburu and its subsidiaries prior to the Closing, and Nuburu, Inc., a Delaware corporation, and its subsidiaries after the Closing.

PART 1 – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

NUBURU, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,523,046	$2,880,254
Accounts receivable, net	522,764	327,200
Inventories, net of allowance of $411,148 and $292,990, respectively	1,248,794	972,695
Deferred financing costs	—	4,258,515
Prepaid expenses and other current assets	978,136	46,737
Total current assets	4,272,740	8,485,401
Property and equipment, net	4,012,568	3,771,849
Construction in progress	130,412	188,912
Right-of-use assets	565,662	641,651
Other assets	34,359	34,359
TOTAL ASSETS	$9,015,741	$13,122,172

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$4,256,822	$4,456,587
Accrued expenses	2,281,559	2,312,118
Operating lease liability	350,606	343,049
Contract liabilities	173,750	178,750
Convertible notes payable	—	7,300,000
Total current liabilities	7,062,737	14,590,504
Operating lease liability, net of current portion	282,345	373,907
Warrant liabilities	835,539	—
TOTAL LIABILITIES	8,180,621	14,964,411
Commitments and Contingencies (Note 6)
Stockholders’ Equity (Deficit)
Convertible preferred stock, $0.0001 par value; 50,000,000 shares authorized; 3,038,905 and 23,237,703 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	304	4,040
Common stock, $0.0001 par value; 250,000,000 shares authorized; 33,585,544 and 5,556,857 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	3,359	1,077
Additional paid-in capital	66,791,282	59,344,952
Accumulated deficit	(65,959,825)	(61,192,308)
Total Stockholders’ Equity (Deficit)	835,120	(1,842,239)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$9,015,741	$13,122,172

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NUBURU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended March 31,
	2023	2022
Sales, net	$469,989	$90,000
Cost of sales	1,212,437	555,052
Gross margin	(742,448)	(465,052)
Operating expenses:
Research and development	1,332,305	631,501
Selling and marketing	176,256	348,780
General and administrative	3,050,259	843,043
Total operating expenses	4,558,820	1,823,324
Loss from operations	(5,301,268)	(2,288,376)
Interest income	32,427	582
Other income, net	501,324	—
Loss before provision for income taxes	$(4,767,517)	$(2,287,794)
Provision for income taxes	—	—
Net loss and comprehensive loss	$(4,767,517)	$(2,287,794)
Net loss per share, basic and diluted	$(0.19)	$(0.44)
Weighted-average common shares used to compute net loss per share attributable to common stockholders, basic and diluted	25,515,164	5,209,325

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NUBURU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

(UNAUDITED)

	Convertible Preferred Stock		Common Stock
	Shares(1)	Amount	Shares(1)	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance as of December 31, 2022	23,237,703	$4,040	5,556,857	$1,077	$59,344,952	$(61,192,308)	$(1,842,239)
Issuance of Common Stock and Series A preferred stock upon conversion of convertible notes in connection with the reverse recapitalization	1,361,787	136	1,361,787	136	11,575,014	—	11,575,286
Conversion of Legacy Nuburu convertible preferred stock into Common Stock in connection with the reverse recapitalization	(23,237,703)	(4,040)	23,237,703	2,323	1,717	—	—
Issuance of Common Stock and Series A preferred stock upon the reverse recapitalization, net of issuance costs	1,481,666	148	3,233,745	(197)	(3,257,476)	—	(3,257,525)
Issuance of Common Stock and Series A preferred stock to satisfy certain reverse recapitalization costs	195,452	20	195,452	20	(40)	—	—
Recognition of Public Warrants upon the reverse recapitalization	—	—	—	—	(1,336,863)	—	(1,336,863)
Stock-based compensation	—	—	—	—	463,978	—	463,978
Net loss	—	—	—	—	—	(4,767,517)	(4,767,517)
Balance as of March 31, 2023	3,038,905	$304	33,585,544	$3,359	$66,791,282	$(65,959,825)	$835,120

	Convertible Preferred Stock		Common Stock
	Shares(1)	Amount	Shares(1)	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance as of December 31, 2021	23,196,296	$4,036	5,153,286	$999	$56,646,247	$(47,063,207)	$9,588,075
Issuance of Legacy Nuburu Series C preferred stock	41,407	4	—	—	188,886	—	188,890
Issuance of Legacy Nuburu common stock from option exercises	—	—	370,395	72	107,788	—	107,860
Stock-based compensation	—	—	—	—	69,455	—	69,455
Net loss	—	—	—	—	—	(2,287,794)	(2,287,794)
Balance as of March 31, 2022	23,237,703	$4,040	5,523,681	$1,071	$57,012,376	$(49,351,001)	$7,666,486

(1) The number of shares of convertible preferred stock and common stock issued and outstanding prior to the Business Combination have been retroactively adjusted by the Exchange Ratio to give effect to the reverse recapitalization treatment of the Business Combination. See Note 1 - Description of Business and Note 3 - Reverse Capitalization for more information.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NUBURU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(4,767,517)	$(2,287,794)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	126,115	135,153
Stock-based compensation	463,978	69,455
Change in fair value of warrant liabilities	(501,324)	—
Excess and obsolete inventory reserve adjustments	—	51,034
Inventory lower of cost and net realizable value adjustments	118,158	—
Changes in operating assets and liabilities:
Accounts receivable	(195,564)	135,500
Inventories	(357,790)	(163,683)
Prepaid expenses and other current assets	(891,399)	32,567
Operating lease right-of-use asset	75,989	71,624
Accounts payable	1,803,093	308,118
Accrued expenses	164,693	(178,272)
Contract liabilities	(5,000)	—
Operating lease liability	(84,005)	(76,919)
Net cash used in operating activities	(4,050,573)	(1,903,217)
Cash Flows from Investing Activities:
Purchase of property and equipment	(344,801)	(102,381)
Net cash used in investing activities	(344,801)	(102,381)
Cash Flows from Financing Activities:
Proceeds from issuance of Legacy Nuburu convertible promissory notes	4,100,000	100,000
Proceeds from the exercise of stock options	—	107,860
Proceeds from the issuance of Legacy Nuburu preferred stock	—	188,890
Proceeds from reverse recapitalization	3,243,079	—
Proceeds from the issuance of preferred stock	5,000	—
Payment of transaction costs related to the reverse recapitalization	(3,634,913)	—
Repayment of related party convertible promissory notes	(675,000)	—
Net cash provided by financing activities	3,038,166	396,750
NET CHANGE IN CASH DURING THE PERIOD	(1,357,208)	(1,608,848)
CASH AND CASH EQUIVALENTS ―BEGINNING OF PERIOD	2,880,254	6,007,575
CASH AND CASH EQUIVALENTS ―END OF PERIOD	$1,523,046	$4,398,727
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$934,583
Deferred financing costs included in accounts payable and accrued expenses	$384,522	$564,810
Transaction costs related to the reverse recapitalization not yet paid	$2,107,439	$—
Issuance of Common Stock upon conversion of preferred stock in connection with the reverse recapitalization	$11,575,286	$—

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NUBURU, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. BACKGROUND AND ORGANIZATION

Nuburu, Inc. (“Nuburu” or the “Company”) and its wholly-owned subsidiary Nuburu Subsidiary, Inc., is a leading innovator in high-power, high-brightness blue laser technology that is focused on bringing breakthrough improvements to a broad range of high value applications including welding and 3D printing.

Nuburu was originally incorporated in Delaware on July 21, 2020 under the name Tailwind Acquisition Corp. (“Tailwind”) as a special purpose acquisition company, formed for the purpose of effecting an initial business combination with one or more target businesses. On September 9, 2020 (the “IPO Closing Date”), we consummated our initial public offering (the “IPO”). On January 31, 2023, we consummated a business combination with Nuburu Subsidiary, Inc. f/k/a Nuburu, Inc. (“Legacy Nuburu”), a privately held operating company which merged into our subsidiary Compass Merger Sub, Inc. (the “Business Combination”) and changed our name to “Nuburu, Inc.,” and we became the owner, directly or indirectly, of all of the equity interests of Nuburu Subsidiary, Inc. and its subsidiaries. In light of the fact that the Business Combination has closed and our ongoing business will be the business formerly operated by Legacy Nuburu, this business section primarily includes information regarding Legacy Nuburu’s business.

Throughout the notes to the condensed consolidated financial statements, unless otherwise noted, the “Company,” “we,” “us” or “our” and similar terms refer to Legacy Nuburu prior to the consummation of the Business Combination, and Nuburu and its subsidiaries after the consummation of the Business Combination.

Going Concern and Liquidity

The Company devotes its efforts to business planning, research and development and raising capital.

From inception through March 31, 2023, the Company has incurred operating losses and negative cash flows from operating activities. For the three months ended March 31, 2023 and 2022, the Company has incurred operating losses, including net losses of $4,767,517 and $2,287,794, respectively. The Company has an accumulated deficit of $65,959,825 as of March 31, 2023, which factors raise substantial doubt about the Company's ability to continue as a going concern. The Company expects to continue to expand our operations, including by investing in manufacturing, sales and marketing, research and development and infrastructure to support our growth. The Company anticipates that we will incur net losses for the foreseeable future and, even if we increase our revenues, there is no guarantee that we will ever become profitable.

Until we can generate sufficient revenue to cover our operating expenses, working capital, and capital expenditures, we will rely on funds raised from the closing of the Business Combination, from the $11,400,000 of Company Notes issued prior to the Closing, from the Lincoln Park Purchase Agreement pursuant to which Lincoln Park has agreed to purchase from the Company, at the sole discretion of the Company, up to $100,000,000 of Common Stock from time to time over a 48-month period, and from causing the Anzu SPVs to use up to 2/3 of the gross proceeds of Permitted Transfers to purchase Preferred Stock from the Company at a price equal to $10.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) pursuant to the Sale Option Agreement. In accordance with the Lincoln Park Purchase Agreement, Lincoln Park has purchased, at the option of the Company, approximately $2,100,000 of Common Stock subsequent to March 31, 2023.

The Company plans to finance its operations with proceeds from the sale of equity securities or debt; however, there is no assurance that management's plans to obtain additional debt or equity financing will be successfully implemented or implemented on terms favorable to the Company.

Certain Significant Risks and Uncertainties

The Company’s current business activities consist of business planning, research and development efforts to design and develop high-power, high-brightness blue laser technology. The Company is subject to the risks associated with such activities, including the need to further develop its technology, its marketing, and distribution channels; further develop its supply chain and manufacturing; and hire additional management and other key personnel. Successful completion of the Company’s development program and, ultimately, the attainment of profitable operations are dependent upon future events, including its ability to access potential markets, and secure long-term financing.

As of the date of issuance of the financial statements, the Company’s operations have not been significantly impacted by the COVID-19 pandemic, however, the Company continues to monitor the situation. While the Company’s results of operations, cash flows and financial condition could be negatively impacted, the extent of the impact cannot be reasonably estimated at this time.

The impact of the Russian invasion of Ukraine and the related sanctions imposed by the United States and other countries on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

The Company’s future results of operations involve a number of risks and uncertainties. Factors that could affect the Company’s future operating results and cause actual results to vary materially from expectations include, but are not limited to, rapid technological change, competition from substitute products and larger companies, protection of proprietary technology, ability to maintain distributor relationships and dependence on key individuals.

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

The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or any future period. These unaudited condensed consolidated financial statements and their notes should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 31, 2023 and the audited financial statements of Legacy Nuburu for the years ended December 31, 2022 and 2021 included in the Amendment No. 1 to the Form 8-K filed with the SEC on March 31, 2023.

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

Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements are disclosed in the notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on March 31, 2023 and the audited financial statements of Legacy Nuburu for the years ended December 31, 2022 and 2021 included in the Amendment No. 1 to the Form 8-K filed with the SEC on March 31, 2023. The significant accounting policies have not changed significantly since those filings.

NOTE 3. REVERSE RECAPITALIZATION

On January 31, 2023, upon the consummation of the Business Combination, all holders of 10,782,091 issued and outstanding shares of Legacy Nuburu common stock and 40,392,723 issued and outstanding shares of Legacy Nuburu preferred stock received shares of Nuburu common stock at a deemed value of $10.00 per share after giving effect to the exchange ratios set forth below (the “Exchange Ratios”):

Legacy Nuburu Class / Series	Exchange Ratio
Legacy Nuburu Common Stock	0.515
Legacy Nuburu Series A Preferred Stock	0.566
Legacy Nuburu Series A-1 Preferred Stock	0.599
Legacy Nuburu Series B Preferred Stock	0.831
Legacy Nuburu Series B-1 Preferred Stock	0.515
Legacy Nuburu Series C Preferred Stock	1.146

This resulted in 31,323,904 shares of Nuburu Common Stock issued and outstanding as of the Closing and all holders of 7,132,467 issued and outstanding Legacy Nuburu equity awards received Nuburu equity awards covering 3,675,976 shares of Nuburu Common Stock at a deemed value of $10.00 per share after giving effect to the Exchange Ratios, based on the following events contemplated by the Business Combination Agreement:

•
the cancellation and conversion of all 40,392,723 issued and outstanding shares of Legacy Nuburu preferred stock into 23,237,703 shares of Nuburu Common Stock at the conversion rate as calculated pursuant to Legacy Nuburu's Certificate of Incorporation, multiplied by the Exchange Ratios at the date and time the Business Combination became effective (“Effective Time”);
•
the cancellation and conversion of all 10,782,091 issued and outstanding shares of Legacy Nuburu common stock into 5,556,857 shares of Nuburu Common Stock as adjusted by the Exchange Ratios;
•
the net exercise of all 4,000,000 outstanding warrants to purchase shares of Legacy Nuburu common stock immediately prior to the Effective Time in accordance with its terms and subsequent conversion into 1,167,557 shares of Nuburu Common Stock at the Effective Time;
•
the cancellation and conversion of all Legacy Nuburu Company Notes into shares of Legacy Nuburu common stock in accordance with its terms as of immediately prior to the Effective Time, which 2,642,239 shares were then outstanding as Legacy Nuburu common stock as of immediately prior to the Effective Time and subsequently converted into 1,361,787 shares of Nuburu Common Stock and 1,361,787 shares of Nuburu Series A preferred stock at the Effective Time; and
•
the cancellation and exchange of all 6,079,467 granted and outstanding vested and unvested Legacy Nuburu options, which became 3,133,270 Nuburu options exercisable for shares of Nuburu Common Stock with the same terms and vesting conditions except for a number of shares exercisable and the exercise price, each of which was adjusted by the Exchange Ratio; and
•
the cancellation and exchange of all 1,053,000 granted and outstanding vested and unvested Legacy Nuburu RSUs, which became 542,706 Nuburu RSUs for shares of Nuburu Common Stock with the same terms and vesting conditions except for the number of shares, which was adjusted the Legacy Nuburu Common Stock Exchange Ratio.

The other related events that occurred in connection with the Closing are summarized below:

•
Tailwind and the Tailwind Sponsor entered into a letter agreement (the “Sponsor Support and Forfeiture Agreement”), dated as of August 5, 2022 (as amended by the Amended and Restated Sponsor Support and Forfeiture Agreement, dated January 31, 2023). In connection with the Business Combination, the 8,355,393 Tailwind Sponsor Class B shares were forfeited other than 1,150,000 shares of Common Stock (of which, 150,000 shares were transferred to Nautilus Maser Fund, L.P. and 50,000 shares were transferred to Cohen & Company Capital Markets at Closing) and 650,000 shares of Series A preferred stock. Additionally, upon the Closing, the Sponsor cancelled the 9,700,000 Private Placement Warrants that were held by the Sponsor.
•
Tailwind, Legacy Nuburu and Lincoln Park entered into a purchase agreement pursuant to which Nuburu may direct Lincoln Park to purchase up to $100 million of Common Stock from time to time over a 48-month period, subject to certain limitations contained in the Lincoln Park Purchase Agreement. At the Closing, Nuburu issued 200,000 shares of Nuburu Common Stock to Lincoln Park.
•
Legacy Nuburu entered into an engagement letter with Anzu Partners on August 30, 2022 (the “Services Agreement”) relating to this arrangement pursuant to which Legacy Nuburu, in recognition of past Services, (i) agreed to pay $500,000 to Anzu Partners upon the closing of the Business Combination and (ii) issued a warrant with a strike price of $0.01 per share to Anzu Partners for 500,000 shares of Preferred Stock (the “Anzu Partners Warrant”). This warrant was exercised by Anzu Partners in connection with the Closing.

After giving effect to the Business Combination as described above, the number of shares of Common Stock and Series A preferred stock issued and outstanding immediately following the consummation of the Business Combination was as follows:

	Common Shares	Series A Preferred Shares
Tailwind public shares	316,188	—
Tailwind Sponsor Class B shares	8,355,393	—
Total shares of Tailwind common stock outstanding immediately prior to the Business Combination	8,671,581	—
Less: forfeiture of the Tailwind Sponsor Class B Common Stock other than 1,150,000 shares of Common Stock and 650,000 shares of Series A Preferred Stock	(7,205,393)	—
Tailwind Sponsor Series A Preferred Stock	—	650,000
Tailwind public shares issuance of Series A Preferred Stock	—	316,188
Legacy Nuburu shares	31,323,904	1,377,265
Lincoln Park Commitment Shares	200,000	—
Anzu Warrant Shares	—	500,000
Total shares of Nuburu Common Stock outstanding immediately after the Business Combination(1)(2)	32,990,092	2,843,453

(1) Excludes 3,675,976 shares of Common Stock as of the Closing of the Business Combination to be reserved for potential future issuance upon the exercise of Nuburu options or settlement of Nuburu RSUs.

(2) Excludes 16,710,785 Public Warrants issued and outstanding as of the Closing of the Business Combination.

The Business Combination is accounted for as a reverse recapitalization in accordance with GAAP because Legacy Nuburu has been determined to be the accounting acquirer. Under this method of accounting, Tailwind, which is the legal acquirer, is treated as the accounting acquiree for financial reporting purposes and Legacy Nuburu, which is the legal acquiree, is treated as the accounting acquirer. Accordingly, the consolidated assets, liabilities and results of operations of Legacy Nuburu have become the historical financial statements of Nuburu, and Tailwind’s assets, liabilities and results of operations have been consolidated with Legacy Nuburu’s beginning on the acquisition date. For accounting purposes, the financial statements of Nuburu represent a continuation of the financial statements of Legacy Nuburu with the Business Combination being treated as the equivalent of Legacy Nuburu issuing stock for the net assets of Tailwind, accompanied by a recapitalization. The net assets of Tailwind are stated at historical costs and no goodwill or other intangible assets have been recorded. Operations prior to the Business Combination will be presented as those of Legacy Nuburu in future reports of Nuburu.

Legacy Nuburu was determined to be the accounting acquirer based on evaluation of the following facts and circumstances:

•
Legacy Nuburu stockholders comprise a majority of the voting power of Nuburu;
•
The Nuburu board of directors consists only of members of the Legacy Nuburu board of directors or nominees selected by Legacy Nuburu;
•
Legacy Nuburu’s operations prior to the acquisition comprise the only ongoing operations of Nuburu;
•
Legacy Nuburu’s senior management comprises the senior management of Nuburu;
•
Nuburu has assumed the Legacy Nuburu name; and
•
Legacy Nuburu’s headquarters have become Nuburu’s headquarters.

All periods prior to the Business Combination have been retrospectively adjusted using the Exchange Ratios for the equivalent number of shares outstanding immediately after the Closing to effect the reverse recapitalization.

In connection with the Closing of the Business Combination, the Company received net proceeds from the Business Combination totaling $3.2 million, prior to deducting transaction and issuance costs. Legacy Nuburu’s total transaction expenses were approximately $3.2 million and Tailwind’s total transaction expenses were approximately $2.5 million after taking into account waivers of costs incurred by Legacy Nuburu and Tailwind.

NOTE 4. BALANCE SHEET COMPONENTS

Inventories, Net

Inventories, net as of March 31, 2023 and December 31, 2022 consisted of the following:

	March 31, 2023	December 31, 2022
Raw materials and supplies	$1,127,007	$1,011,421
Work-in-process	11,539	15,213
Finished goods	521,396	239,051
Inventories, gross	1,659,942	1,265,685
Less: inventory reserve	(411,148)	(292,990)
Inventories, net	$1,248,794	$972,695

The Company recorded an inventory lower of cost and net realizable value charges of $231,320 and nil during the three months ended March 31, 2023 and 2022, respectively. The Company wrote down inventory due to scrap of nil and $51,034 during the three months ended March 31, 2023 and 2022, respectively.

Property and Equipment, Net

Property and equipment, net as of March 31, 2023 and December 31, 2022 consisted of the following:

	March 31, 2023	December 31, 2022
Machinery and equipment	$5,192,686	$4,827,626
Leasehold improvements	810,248	810,248
Furniture and office equipment	180,747	180,747
Computer equipment and software	174,523	136,282
Property and equipment, gross	6,358,204	5,954,903
Less: accumulated depreciation and amortization	(2,345,636)	(2,183,054)
Property and equipment, net	$4,012,568	$3,771,849

Depreciation and amortization expense related to property and equipment was $126,115 and $135,153 during the three months ended March 31, 2023 and 2022, respectively.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of March 31, 2023 and December 31, 2022 consisted of the following:

	March 31, 2023	December 31, 2022
Prepaid insurance	$613,417	$—
Prepaid equipment	198,600	—
Other prepaid assets	126,165	34,889
Other current assets	39,954	11,848
Total prepaid expenses and other current assets	$978,136	$46,737

Accrued Liabilities

Accrued liabilities as of March 31, 2023 and December 31, 2022 consisted of the following:

	March 31, 2023	December 31, 2022
Accrued payroll and related benefits	$359,526	$636,009
Accrued legal, accounting and professional fees	1,157,903	548,569
Accrued transaction costs related to the reverse recapitalization	503,600	651,818
Accrued taxes payable	156,358	108,516
Other	104,172	367,206
Total accrued expenses	$2,281,559	$2,312,118

NOTE 5. FAIR VALUE MEASUREMENTS

Assets and liabilities recorded at fair value on a recurring basis in the balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair values. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, as follows:

Level 1: Valuations based on quoted prices for identical assets and liabilities in active markets.

Level 2: Valuations based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3: Valuations based on unobservable inputs reflecting our own assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment.\

The assets’ or liabilities’ fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

The Company’s financial instruments that are carried at fair value consists of Level 1 assets and liabilities. Level 1 assets include highly liquid bank deposits and money market funds, which were not material as of March 31, 2023 and December 31, 2022. Level 1 liabilities include the Public Warrants and are classified as Level 1 due to the use of an observable market quote in an active market. The Company measured the fair value of the Public Warrants on the date of the Closing of the Business Combination based on the close price of the Public Warrant price. During the three months ended March 31, 2023, no warrants were exercised.

The gains and losses from re-measurement of Level 1 financial liabilities are recorded as part of other (expense) income, net in the condensed consolidated statements of operations and comprehensive loss. During the three months ended March 31, 2023, the Company recorded a gain of $501,324 related to the change in fair value of the Public Warrants from the Closing to the end of the period. There were no transfers between Level 1, Level 2 and Level 3 in any periods presented.

The following table sets forth the fair value of the Company’s financial liabilities by level within the fair value hierarchy:

	At March 31, 2023
	Level 1	Level 2	Level 3	Total
Public Warrants	$835,539	$—	$—	$835,539

The following table sets forth a summary of the changes in fair value of the Company’s Level 1 financial liabilities:

Three months ended March 31,
2023
Fair value as of reverse recapitalization	$1,336,863
Change in fair value	(501,324)
Fair value as of March 31, 2023	$835,539

NOTE 6. COMMITMENTS AND CONTINGENCIES

Operating Lease

The Company leases office space in Centennial, Colorado under a noncancelable operating lease agreement. The Company leases and occupies approximately 27,900 square feet of office space, which expires in December 2024. In recognition of the ROU asset and the related lease liability, the options to extend the lease term have not been included as the Company is not reasonably certain that it will exercise any such option.

On March 31, 2023, the weighted-average remaining lease term was 1.8 years and the weighted-average discount rate used is 5.5%.

During the three months ended March 31, 2023, the Company recognized the following lease costs arising from the lease transaction:

	Three Months Ended March 31,
	2023	2022
Operating lease cost	$85,036	$85,036

The Company recognized the following cash flow transactions arising from lease transactions:

	Three Months Ended March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities	$93,053	$90,331
Right-of-use assets obtained in exchange for new operating lease liabilities	—	934,584

On March 31, 2023, the future payments and interest expense for the operating leases are as follows (in thousands):

Year Ending December 31,	Future Payments
The remainder of 2023	$279,160
2024	383,383
Total undiscounted cash flows	662,543
Less: imputed interest	(29,592)
Present value of lease liabilities	$632,951

Legal Proceedings

In the normal course of business, the Company may become involved in legal proceedings. The Company will accrue a liability for legal proceedings when it is probable that a liability has been incurred and the amount can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. At March 31, 2023 and December 31, 2022, the Company was not involved in any material legal proceedings.

Purchase Commitments

On March 31, 2023, the Company had $603,880 in outstanding firm purchase commitments to acquire inventory and research and development parts from suppliers for the Company's ongoing operations.

NOTE 7. NET REVENUES

The Company’s primary business activity involves sales and installation services of high-powered lasers. The Company has sales to customers throughout the U.S., Europe, and Asia. All sales are settled in U.S. dollars.

The following table presents revenue disaggregated by geography:

	Three Months Ended March 31,
	2023	2022
United States	$240,000	$90,000
Asia	115,500	—
Europe	114,489	—
Total	$469,989	$90,000

At contract inception, the Company assesses the goods or services promised within each contract and determines the performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes revenue for the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

Determining the method and amount of revenue to recognize requires the Company to make judgments and estimates which include determining whether the performance obligation is satisfied over time or at a point in time, the selection of method to measure progress towards completion, and determining if the contract includes any variable consideration or material right elements.

The Company’s primary performance obligations include product sales and installation services. Revenue for product sales is recognized when the customer obtains control of the product, which occurs at a point in time, and may be upon shipment or upon delivery based on the contractual shipping terms of a contract. Revenue for installation services is recognized over time, as the service is rendered. For this performance obligation, the Company has a right to consideration from customers that corresponds directly with the value to the customers of the Company's performance completed to date, and as such, the Company recognizes revenue in the amount to which it has a right to invoice the customer. Typically, invoices are issued upon shipment or completion of services, which varies based on the product and service duration.

The Company allocates the transaction price based on the estimated relative standalone selling prices of the promised products or services underlying each performance obligation. The Company determines standalone selling prices based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions; the Company estimates the standalone selling price taking into account available information such as market conditions and internally approved standard pricing related to the performance obligations.

Special consideration is given to change orders. A change order will be treated as a separate contract if the additional goods or services are distinct. The payment terms and conditions in customer contracts vary. However, the Company typically does not have contracts with customers in which payment terms are greater than 90 days. As such, the Company does not assess whether a significant financing component exists if the period between when it performs its obligations under the contract and when the customer pays, is one year or less.

Contract liabilities consist of customer deposits that are applied to invoices as the performance obligation is performed. Accounts receivable and contract liabilities as of March 31, 2023 and December 31, 2022, were as follows:

	Accounts Receivable	Contract Liabilities
December 31, 2022	$327,200	$178,750
March 31, 2023	522,764	173,750

During the three months ended March 31, 2023 and 2022, the Company recognized $5,000 and nil of revenue that was included in the contract liabilities balance at the beginning of the reporting period, respectively.

The Company recognizes freight and shipping costs associated with outbound freight after control over a product has transferred to a customer, as a fulfillment cost and includes those costs in materials within cost of revenues. Revenue received from shipping and handling fees is reflected in net revenues.

The Company's standard terms and conditions which are applicable to the Company's contracts covering the sale of its products include warranty provisions that provide assurance to its customers that the products will comply with agreed upon specifications, which is standard in the industry. The product warranty is accounted for in accordance with the guidelines under ASC 460 10, Guarantees. Therefore, losses from warranty obligations are accrued when the amount of loss can be reasonably estimated, and the information is available before the financial statements are issued or are available to be issued.

The Company has determined that the nature, amount, timing, and uncertainty of revenue and cash flow are most significantly affected by their customer concentration, changes in technology, and adverse changes in the economy that may have an adverse impact on the ability of customers to contract with and pay the Company.

Revenues from contracts with customers are disaggregated as follows:

	Three Months Ended March 31,
	2023	2022
Revenues recognized at a point in time	$464,989	$90,000
Revenues recognized over time	5,000	—
Total	$469,989	$90,000

NOTE 8. CONVERTIBLE NOTES PAYABLE

Over the course of multiple closings in March, August and December 2022 and January 2023, Legacy Nuburu issued and sold Company Notes payable to various investors with aggregate gross proceeds of $11,400,000. The Company Notes accrued interest at a rate of 8% per annum. The outstanding principal amount of and all accrued and unpaid interest on the Company Notes (the “Conversion Amount”), immediately prior to the consummation of the Business Combination, automatically converted into 2,642,239 shares of Legacy Nuburu common stock that, upon consummation of the Business Combination, entitled the holders of the Company Notes to receive 1,361,787 shares of Common Stock, which was equal to (x) the Conversion Amount divided by (y) $8.50.

Pursuant to their terms, the Company Notes were canceled and converted into shares of Legacy Nuburu common stock immediately prior to the Effective Time, which shares were then outstanding as Legacy Nuburu common stock as of immediately prior to the Effective Time and subsequently converted into Nuburu Common Stock and Nuburu Series A preferred stock at the Effective Time.

The table below summarizes the sale of the Company Notes to related parties.

Noteholder	Principal Amount of Company Notes
W-G Investments LLC(1)	$1,000,000
David Seldin(2)	1,000,000
Ron Nicol(3)	1,000,000
CST Global LLC(4)	200,000
Curtis N Maas Revocable Trust(5)	150,000
Ake Almgren(6)	100,000

(1) Thomas J. Wilson, an affiliate of W-G Investments LLC, was a member of the Legacy Nuburu board of directors.

(2) David Seldin was a member of the Legacy Nuburu board of directors and at the time of the issuance was the sole manager of the Anzu SPVs, which at that time owned more than 5% of Legacy Nuburu’s capital stock.

(3) Ron Nicol is the Chairman of the Company’s board of directors and was a member of the Legacy Nuburu board of directors.

(4) David Michael, an affiliate of CST Global LLC, was a member of the Legacy Nuburu board of directors.

(5) Curtis Maas, an affiliate of the Curtis N Maas Revocable Trust, was a member of the Legacy Nuburu board of directors.

(6) Ake Almgren resigned as a member of the Company's board of directors effective as of May 19, 2023.

NOTE 9. CONVERTIBLE PREFERRED STOCK

Legacy Nuburu Preferred Stock Financing

In multiple closings in December 2021 and January 2022, Legacy Nuburu sold an aggregate of 1,166,372 shares of Legacy Nuburu Series C Preferred Stock, at a purchase price of $5.00 per share, for an aggregate purchase price of approximately $5.8 million.

Series A Preferred Stock

Ranking

The Company’s Preferred Stock ranks senior to the Company’s Common Stock with respect to rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company.

Dividends

Holders of the Company’s Preferred Stock participate, on an as-converted basis (without regard to any conversion limitations) in all dividends paid to the holders of the Company’s Common Stock.

Conversion Rights

The Preferred Stock is convertible at any time into Common Stock at a conversion rate equal to $10.00 (subject to equitable adjustment in the event of a stock split, stock consolidation, subdivision or certain other events of a similar nature that increase or decrease the number of shares of Preferred Stock outstanding

(the “Original Issuance Price”)) divided by the lesser of (i) $11.50 and (ii) the greater of (x) 115% of the lowest volume-weighted average price per share of the Company’s Common Stock as displayed under the heading Bloomberg VWAP (the “VWAP”) for any consecutive ninety-trading day period prior to the calculation of such VWAP and (y) $5.00, in each case subject to adjustment as set forth in the Certificate of Designations (the “Conversion Price”).

Any conversion will be settled only in shares of Common Stock; provided, that, upon any conversion that would result in the holders beneficially owning greater than 9.99% of the Company’s voting stock outstanding as of the conversion date or any individual holder beneficially owning Common Stock in excess of the maximum number of shares of Common Stock that could be issued to the holder without triggering a change of control under the applicable stock exchange listing rules, the excess, if any, of the conversion consideration otherwise payable upon such conversion shall be paid in cash, based on an amount per share of Common Stock equal to the last reported price per share of the Common Stock on the trading day immediately preceding the conversion date.

Mandatory Conversion

If the VWAP is greater than 200% of the Conversion Price for any 20 trading days in a 30-day trading day period, the Company may elect to convert all, but not less than all, of the Preferred Stock then outstanding into the Company’s Common Stock at a conversion rate with respect to each share of Preferred Stock equal to the Original Issuance Price as of the date of such conversion divided by the then applicable Conversion Price.

Voting Rights

The holders of Preferred Stock are not entitled to vote at or receive notice of any meeting of stockholders, except the holders of Preferred Stock are entitled to certain consent rights on matters related to (i) the creation or authorization of the creation of any equity or debt securities of the Company that rank senior or equal to certain rights of the Preferred Stock and (ii) the authorization of any adverse change to the powers, preferences, or special rights of the Preferred Stock set forth in the Company’s Certificate of Incorporation or Bylaws, and shall have voting rights as required by law.

Redemption

On the second anniversary of the Closing Date, or January 31, 2025 (the “Test Date”), the Company is obligated to redeem the maximum portion of the Preferred Stock permitted by law in cash at an amount equal to the Original Issuance Price as of such date if the Conversion Price exceeds the VWAP. If, on the Test Date, the Conversion Price is equal to or less than the VWAP, the Company must convert all shares of Preferred Stock then outstanding into shares of the Company’s Common Stock at the then applicable Conversion Price. Notwithstanding the foregoing, the Company shall not be required to redeem any shares of Preferred Stock to the extent the Company does not have legally available funds to effect such redemption. The mandatory redemption and conversion provisions described herein are further subject to certain limitations detailed in the Certificate of Designations.

Series A Preferred Stock Issuances

The Company is authorized to issue 50,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2023 and December 31, 2022, there were 3,038,905 and 23,237,703 shares of preferred stock issued or outstanding, respectively.

Upon the Closing of the Business Combination, all 23,237,703 shares of issued and outstanding convertible preferred stock were cancelled and converted into 23,237,703 shares of Legacy Nuburu common stock based upon the conversion rate as calculated pursuant to Legacy Nuburu's Certificate of Incorporation, multiplied by the Exchange Ratios at the Effective Time.

Additionally, upon the Closing of the Business Combination, the cancellation and conversion of all Legacy Nuburu Company Notes into shares of Legacy Nuburu common stock in accordance with its terms as of immediately prior to the Effective Time resulted in the issuance of 2,642,239 shares were then outstanding as Legacy Nuburu common stock as of immediately prior to the Effective Time and subsequently converted into 1,361,787 shares of Nuburu Common Stock and 1,361,787 shares of Nuburu Series A preferred stock at the Effective Time.

As of the Closing, each Legacy Nuburu stockholder waived its right to participate in the Preferred Stock Issuance (for clarity, excluding any shares received as a result of the conversion of any Legacy Company Notes prior to the Closing, which were entitled to participate in the Preferred Stock Issuance). Legacy Nuburu stockholders were entitled to receive approximately 99% of the Common Stock issued as merger consideration pursuant to the Business Combination Agreement agreed to waive such right by entering into the Stockholder Support Agreement (for clarity, excluding any shares received as a result of the conversion of any Legacy Company Notes). Those Legacy Nuburu stockholders who did not waive their right to participate resulted in the issuance of 15,478 shares of Nuburu Series A preferred stock at the Effective Time.

Each Tailwind stockholder who did not redeem their shares received a share of Nuburu Series A preferred stock. This resulted in the issuance of 316,188 shares of Nuburu Series A preferred stock to those non-redeeming stockholders.

Tailwind and the Tailwind Sponsor entered into the Sponsor Support and Forfeiture Agreement. In connection with the Business Combination, the 8,355,393 Founder Shares were forfeited other than 1,150,000 shares of Common Stock (of which, 150,000 shares were transferred to Nautilus Maser Fund, L.P. and 50,000 shares were transferred to Cohen & Company Capital Markets at Closing) and 650,000 shares of Series A preferred stock.

Wilson Sonsini Goodrich & Rosati, Professional Corporation (“WSGR”) was engaged by Legacy Nuburu to act as its counsel for the Business Combination. As partial compensation for the services provided by WSGR to Legacy Nuburu in connection with the Business Combination, the Company agreed to issue to WSGR 195,452 shares of Common Stock and 195,452 shares of Preferred Stock pursuant to the terms of the Stock Purchase Agreement entered into by and between the Company and WSGR on March 10, 2023. The foregoing issuance was made in a transaction not involving a public offering pursuant to an exemption from the registration requirements of the Securities Act in reliance upon Section 4(a)(2) of the Securities Act or Regulation D promulgated under the Securities Act.

Legacy Nuburu entered into an engagement letter with Anzu Partners on August 30, 2022 relating to this arrangement pursuant to which Legacy Nuburu, in recognition of past Services, (i) agreed to pay $500,000 to Anzu Partners upon the closing of the Business Combination and (ii) issued a warrant with a strike price of $0.01 per share to Anzu Partners for 500,000 shares of Preferred Stock (the “Anzu Partners Warrant”). This warrant was exercised by Anzu Partners in connection with the Closing and the $500,000 payment remains outstanding as of March 31, 2023 and is included in Accrued expenses.

NOTE 10. PUBLIC WARRANTS

In connection with the closing of the Business Combination, Nuburu assumed the 16,710,785 Public Warrants outstanding on the date of Closing. As of March 31, 2023, all 16,710,785 Public Warrants remain outstanding.

Each whole warrant entitles the registered holder to purchase one share of Common Stock at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing 30 days after the completion of the Business Combination. Pursuant to the Warrant Agreement, a warrant holder may exercise its warrants only for a whole number of shares of Common Stock. The warrants will expire five years after the completion of the Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

Redemptions of warrants when the price of Common Stock equals or exceeds $18.00 — Once the Public Warrants become exercisable, the Company may redeem the Public Warrants:

•
in whole and not in part;
•
at a price of $0.01 per warrant;
•
upon not less than 30 days’ prior written notice of redemption to each warrant holder; and
•
if, and only if, the closing price of the Common Stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders.

If and when the Public Warrants become redeemable by the Company, it may exercise its redemption right even if the Company is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

Redemption of warrants when the price per share of Common Stock equals or exceeds $10.00 — Once the Public Warrants become exercisable, the Company may redeem the Public Warrants:

•
in whole and not in part;
•
at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares based on the redemption date and the fair market value of the Common Stock;
•
if, and only if, the last reported sale price of the Common Stock equals or exceeds $10.00 per share (as adjusted per stock splits, stock dividends, reorganizations, reclassifications, recapitalizations and the like) for any 20 trading days within the 30-trading day period ending three trading days before the Company send the notice of redemption to the warrant holders; and
•
if the closing price of the Common Stock for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders is less than $18.00 per share, the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.

NOTE 11. STOCK-BASED COMPENSATION

As of March 31, 2022, the Company had an active stock-based incentive compensation plan and an employee stock purchase plan: the 2022 Equity Incentive Plan (the “2022 Plan”) and the 2022 Employee Stock Purchase Plan (the “ESPP”). All new equity compensation grants are issued under these two plans; however, outstanding awards previously issued under inactive plans will continue to vest and remain exercisable in accordance with the terms of the respective plans.

The 2022 Plan provides for the grant of stock and stock-based awards including stock options, restricted stock, restricted stock units, performance awards, and stock appreciation rights. As of March 31, 2022, there were 7.9 million shares available for grant under the 2022 Plan and 0.4 million shares available for grant under the ESPP.

Stock-Based Compensation Expense

Total stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations and comprehensive loss is classified as follows:

	Three Months Ended March 31,
	2023	2022
Cost of sales	$128,743	$30,290
Research and development	136,765	(252)
Selling and marketing	11,687	7,478
General and administrative	186,783	31,939
Total stock-based compensation expense	$463,978	$69,455

The Company’s stock-based compensation expense is based on the value of the portion of stock-based payment awards that are ultimately expected to vest. During the three months ended March 31, 2023 and 2022, stock-based compensation relating to stock-based awards granted to consultants was $117,089 and $21,017, respectively.

Restricted Stock Units

The Company grants Restricted Stock Units, or RSUs, to its employees for their services with a liquidity event requirement. The RSUs granted to employees vest over a period of time from the grant date and are subject to the participants continuing service to the Company over the period. No RSUs were granted during the three months ended March 31, 2023.

	RSUs
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2022	542,706	$6.11
RSUs granted	—	$—
RSUs vested	(139,095)	$6.11
RSUs forfeited	—	$—
Unvested at March 31, 2023	403,611	$6.11
Vested and unreleased	139,095
Outstanding at March 31, 2023	542,706

The total grant date fair value of RSUs awarded was nil and $3,316,950 for the three months ended March 31, 2023 and 2022, respectively. The total grant date fair value of RSUs vested was $849,870 and nil during the three months ended March 31, 2023 and 2022, respectively.

As of March 31, 2023, total unrecognized stock-based compensation costs related to RSUs were $2,272,305, which are expected to be recognized over a remaining weighted average period of 2.8 years. As of March 31, 2023, all of the RSUs are expected to vest.

Stock Options

The Company's outstanding stock options generally expire 10 years from the date of grant and are exercisable when the options vest, generally over four years, the majority of which vest at a rate of 25% on the first anniversary of the grant date, with the remainder vesting ratably each month over the next three years. A summary of stock option activity is as follows:

	Number of Stock Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2022	3,133,270	$4.35	7.9	$5,484,316
Options granted	—	$—
Options exercised	—	$—
Options cancelled or forfeited	(33,500)	$5.97
Options outstanding at March 31, 2023	3,099,770	$4.35	7.6	$1,621,691
Options exercisable at March 31, 2023	1,835,961	$3.59	7.0	$1,456,141
Options vested and expected to vest at March 31, 2023	3,099,770	$4.35	7.6	$1,621,691

The weighted-average grant date fair value of options granted to employees and consultants was nil and $2.79 per share for the three months ended March 31, 2023 and 2022, respectively.

Aggregate intrinsic value represents the difference between the estimated fair value of the underlying Common Stock and the exercise price of outstanding, in-the-money options. The aggregate intrinsic value of options exercised was nil and $2,155,938 for the three months ended March 31, 2023 and 2022, respectively.

As of March 31, 2023, total unrecognized stock-based compensation cost related to stock options was $2,496,838, which is expected to be recognized over a weighted-average period of 1.2 years.

Determining the appropriate fair value of stock based awards requires the input of subjective assumptions including the fair value of the Company’s Common Stock, the expected life of the option, and expected stock price volatility. The Company used the Black Scholes option pricing model to value its stock option awards.

The Company estimates the fair value of the options utilizing the Black-Scholes option pricing model, which is dependent upon several variables, including expected option term, expected volatility of the Company’s share price over the expected term, expected risk-free interest rate over the expected option term, and expected dividend yield rate over the expected option term, and actual forfeiture rates. No option grants were awarded during the three months ended March 31, 2023. A summary of the assumptions Legacy Nuburu utilized for option grants during the three months ended March 31, 2022 are as follows:

Three months ended March 31,
2022
Expected term (in years)	5.0
Expected volatility	36.0%
Risk-free interest rate	2.2%
Expected dividend yield	0.0%

NOTE 12. INCOME TAX

Due to the current operating losses, the Company recorded zero income tax expense during the three months ended March 31, 2023 and 2022, respectively. During these periods, the Company’s activities were limited to U.S. federal and state tax jurisdictions, as it does not have any significant foreign operations.

Due to the Company’s history of cumulative losses and after considering all the available objective evidence, management concluded that it is not more likely than not that all of the Company’s net deferred tax assets will be realized in the future. Accordingly, the Company’s deferred tax assets, which include net operating loss (“NOL”), carryforwards and tax credits related primarily to research and development, continue to be subject to a valuation allowance as of March 31, 2023. The Company expects to continue to maintain a full valuation allowance until there is sufficient evidence to support recoverability of its deferred tax assets.

Utilization of the NOL carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended, and similar state provisions. Generally, in addition to certain entity reorganizations, the limitation applies when one or more "5-percent stockholders" increase their ownership, in the aggregate, by more than 50 percentage points over a 36-month time period testing period, or beginning the day after the most recent ownership change, if shorter.

NOTE 13. NET LOSS PER SHARE

Diluted earnings per share (“EPS”) includes the dilutive effect of Common Stock equivalents and is computed using the weighted-average number of Common Stock and Common Stock equivalents outstanding during the reporting period. Diluted EPS for the three months ended March 31, 2023 and 2022 excluded Common Stock equivalents because the effect of their inclusion would be anti-dilutive or would decrease the reported loss per share. The following table sets forth securities outstanding that could potentially dilute the calculation of diluted earnings per share:

	For the three months ended March 31,
	2023	2022
Stock options outstanding	3,099,770	2,448,693
Warrants to purchase Common Stock - liability classified	16,710,785	—
Warrants to purchase Common Stock - equity classified	—	1,167,557
Unvested restricted stock units	403,611	542,706
If-converted Common Stock from Series A Preferred Stock(1)	6,077,810	—
If-converted common shares from Legacy Nuburu convertible notes	—	22,826
Total	26,291,976	4,181,782

(1) Assumes that all shares of Series A Preferred Stock are converted into Common Stock at a conversion rate equal to $10.00 divided by $5.00, representing the maximum number of shares issuable to holders of Series A Preferred Stock.

NOTE 14. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed consolidated financial statements were issued. Other than as disclosed below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

In accordance with the Lincoln Park Purchase Agreement, Lincoln Park has purchased, at the option of the Company, approximately $2,100,000 of Common Stock subsequent to March 31, 2023.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The interim financial statements included in this quarterly report on Form 10-Q and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2022, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Annual Report filed with the SEC on March 31, 2023 and the audited financial statements of Legacy Nuburu for the years ended December 31, 2022 and 2021 included in the Amendment No. 1 to Form 8-K filed with the SEC on March 31, 2023. In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are subject to risks and uncertainties, including those under “Risk Factors” in this quarterly report and our Annual Report that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements.

Unless otherwise indicated, references in this section to “Nuburu,” “we,” “us,” “our” and the “Company” refer to Nuburu, Inc. and its consolidated subsidiary, Nuburu Subsidiary, Inc.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Form 10-Q. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Company Overview

Nuburu, Inc. is a leading innovator in high-power, high-brightness blue laser technology that is focused on bringing breakthrough improvements to a broad range of high value applications including welding and 3D printing. By delivering increased speed and quality we hope to enhance productivity and cost efficiency for manufacturers in the e-mobility, consumer electronics, aerospace and defense and 3D printing markets as well as to find additional applications currently not yet serviced by existing laser technologies.

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

A fundamental physical characteristic is that metals absorb blue laser light better than infrared laser light. In the case of materials such as gold, copper, silver and aluminum the advantage of blue laser light is substantial. The better absorption results in substantial improvements in the quality of the part produced, the yield of parts during production and the speed at which the part can be produced. We believe that these advantages enable efficiencies in the overall productivity of the manufacturing line and can extend the life of the products produced. We also believe that these characteristics will be advantageous to our customers, whether in upgrading existing manufacturing processes or enabling entirely new approaches to manufacturing through the use of Nuburu’s laser systems in either industrial welding or 3D printing technology applications.

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

We generated total revenue of $469,989 and $90,000 and had net losses of $4,767,517 and $2,287,794 during the three months ended March 31, 2023 and 2022 respectively.

We expect to incur significant expenses and operating losses for the foreseeable future, as we:

•
continue our research and development efforts;
•
devote substantial resources to commercializing new products; and
•
operate as a public company.

Accordingly, we may seek to fund our operations through public or private equity, debt financings or other sources. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition.

The Business Combination

On January 31, 2023, we consummated the Business Combination. We received net proceeds from the Business Combination totaling $3,243,079, prior to deducting transaction and issuance costs. The cash resulting from the Business Combination is expected to be used toward our corporate growth strategy related to the commercialization of our blue laser systems and the scaling of our manufacturing operations to meet customer demand. The cash raised from the Business Combination is also expected to be used to fund investments in personnel and research and development as well as provide liquidity for the funding of our ongoing operating expenses.

The Business Combination is accounted for as a reverse recapitalization for financial statement reporting purposes with Legacy Nuburu deemed to be the acquirer and Tailwind deemed to be the acquiree. Under this method of accounting, Tailwind will be treated as the acquired company for financial statement reporting purposes.

Being an SEC-registered and publicly traded company will require us to hire additional personnel and to implement procedures and processes to address public company regulatory requirements and customary practices. Compared to the operations of Legacy Nuburu, we expect to incur additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees, and additional internal and external accounting, legal, and administrative resources, including increased personnel costs, audit and other professional service fees.

Key Factors Affecting Our Performance

Commercial Launch of Products

We have begun the production and shipment of our AO-650 laser, and we announced the commercial launch of the first laser in the NUBURU BLTM series, the BL-250, in January 2023. We are currently in the manufacturing ramp-up for the BL series. Any delays in the ramp-up may impact our revenue.

Adoption of our Blue Laser Technology

We believe that Nuburu blue laser technology offers a superior solution to improving a variety of aspects of welding and 3D printing, particularly in the manufacturing of batteries, consumer electronics, electric vehicles, renewable energy products and displays. However, our financial results will depend on the degree to which potential and current customers recognize the benefits of our blue laser technology and invest in our products. The selection process for our products is lengthy, typically up to 24 months, and may require us to incur costs in pursuing opportunities with no assurance that our products will be selected, which are included in selling and marketing expenses and research and development expenses.

Capital Equipment

Our business is expected to depend substantially upon capital expenditures by end users, particularly by manufacturers using our products for materials processing, which includes general manufacturing, automotive, particularly electric vehicles, other transportation, aerospace, heavy industry, consumer, semiconductor and electronics. Although applications within materials processing are broad, the capital equipment market in general is cyclical and historically has experienced sudden and severe downturns. For the foreseeable future, our operations will continue to depend upon capital expenditures by end users of materials processing equipment and will be subject to the broader fluctuations of capital equipment spending.

Recent inflationary pressures are resulting in global central banks adopting less accommodating monetary policies and increasing interest rates. Higher interest rates could impact global growth and could lead to a recession that may reduce the investment in capital equipment. In addition, higher interest rates would increase the cost of equipment financed with leases or debt.

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

Research and Development Expenses

We plan to continue to invest in research and development to improve our existing components and products and develop new components, products, systems and applications technology. We believe that these investments will sustain our position as a leader in the blue laser industry and will support the development of new products that can address new markets and growth opportunities. The amount of research and development expense we incur may vary from period to period.

Impact of the COVID-19 Pandemic

Since its outbreak in December 2019, the COVID-19 pandemic has disrupted global supply chains, affected production and sales across a range of industries and led to national and local governments imposing a variety of measures designed to contain the pandemic.

To date, we have experienced some delays due to the COVID-19 pandemic; however, we have not materially altered any terms with contractors, suppliers, customers, other business partners or our financing sources. We also continue to execute on our strategic plans and operational initiatives. However, the extent to which our operations and financial condition will be affected by the COVID-19 pandemic, including our ability to execute our business strategies and initiatives in the expected time frame, will depend on future developments that cannot be accurately predicted at this time and are uncertain, including new information that may emerge concerning the severity and scope of the COVID-19 pandemic (including the emergence of new variants that may be more contagious or severe, and may be less responsive to vaccines or treatments), the reimposition of measures to contain the COVID-19 pandemic or address its impact and the timing of global recovery and economic normalization, among other uncertainties and other factors identified in “Risk Factors” that may result in delays or modifications to these plans and initiatives.

Inflationary Pressure

The U.S. economy has experienced increased inflation recently, including as a result of expansive monetary policy designed to combat the effects of the COVID-19 pandemic. Our cost to manufacture our systems is heavily influenced by the cost of the key components and materials used in each system, cost of labor, as well as cost of equipment.

Components of Statements of Operations

Sales, Net

Sales, net consists of revenue recognized from sales and installation services of high-powered lasers. We have customers in the United States, Europe and Asia. In all sales arrangements, revenues are recognized when control of the promised goods or services are transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to receive in exchange for those goods or services.

Cost of Sales

Cost of sales primarily consists of the cost of materials, overhead and employee compensation associated with the manufacturing of our high-powered lasers. Product cost also includes lower of cost or net realizable value inventory (“LCNRV”) adjustments if the carrying value of the inventory is greater than its net realizable value. We recorded LCNRV charges of $231,320 and nil for the three months ended March 31, 2023 and 2022, respectively.

Operating Expenses

Research and Development

Research and development expenses consist primarily of compensation and related costs for personnel, including stock-based compensation, employee benefits, training, travel, third-party consulting services and laboratory supplies incurred to further our commercialization development efforts. We expense research and development costs as incurred. We anticipate significant research and development expenses to increase as we expand our product portfolio.

Selling and Marketing

Selling and marketing expenses consist primarily of compensation and related costs for our direct sales force, sales management, marketing and include stock-based compensation, employee benefits and travel expenses. Selling and marketing expenses also include costs related to trade shows and marketing programs. We expense selling and marketing costs as incurred. We expect selling and marketing expenses to increase in future periods as we expand our sales force, marketing and customer support organizations and increase our participation in trade shows and marketing programs.

General and Administrative

Our general and administrative expenses consist primarily of compensation and related costs for our finance, human resources and other administrative personnel, and include stock-based compensation, employee benefits and travel expenses. In addition, general and administrative expenses include our third-party consulting and advisory services, legal, audit, accounting services and facilities costs. We expect our general and administrative expenses to increase for the foreseeable future as we scale headcount with the growth of our business, and as a result of operating as a public company, including compliance with the rules and regulations of the SEC, legal, audit, additional insurance expenses, investor relations activities, and other administrative and professional services.

Interest Income

Interest income consists primarily of interest income received on our cash and cash equivalents.

Other Income (Expense), Net

Other income (expense), net consists primarily of changes in the fair value of the Public Warrants. The outstanding Public Warrants are re-measured to fair value at each balance sheet date with the corresponding gain or loss from the adjustment recorded as a component of other income (expense), net.

Results of Operations

The following tables set forth our operations for the periods presented:

	Three Months Ended March 31,
	2023	2022
Sales, net	$469,989	$90,000
Cost of sales	1,212,437	555,052
Gross margin	(742,448)	(465,052)
Operating expenses:
Research and development	1,332,305	631,501
Selling and marketing	176,256	348,780
General and administrative	3,050,259	843,043
Total operating expenses	4,558,820	1,823,324
Loss from operations	(5,301,268)	(2,288,376)
Interest income	32,427	582
Other income, net	501,324	—
Loss before provision for income taxes	$(4,767,517)	$(2,287,794)
Provision for income taxes	—	—
Net loss and comprehensive loss	$(4,767,517)	$(2,287,794)

Comparison of the three months ended March 31, 2023 and 2022

	Three Months Ended March 31,
	2023	2022	$ Change
Sales, net	$469,989	$90,000	$379,989
Cost of sales	1,212,437	555,052	657,385
Gross margin	(742,448)	(465,052)	(277,396)

Sales, Net. Sales, net increased $379,989 during the three months ended March 31, 2023 compared to the same period in 2022. This increase is primarily due to an increase in the number of laser system sales and the product mix of laser systems sales during the period.

Cost of Sales. Cost of sales increased $657,385 during the three months ended March 31, 2023 compared to the same period in 2022. This increase is primarily due to costs incurred for the production of the laser system sales in addition to increased stock-based compensation expense and increased personnel expenses recognized during the period. We also recorded LCNRV charges of $231,320 and nil for the three months ended March 31, 2023 and 2022, respectively.

Operating Expenses

	Three Months Ended March 31,
	2023	2022	Change
Research and development	$1,332,305	$631,501	$700,804
Selling and marketing	176,256	348,780	(172,524)
General and administrative	3,050,259	843,043	2,207,216
Total operating expenses	$4,558,820	$1,823,324	$2,735,496

Research and Development. Research and development expenses increased $700,804 during the three months ended March 31, 2023 compared to the same period in 2022. This increase is primarily due to general research and development tooling and supplies related to the development of our BL product line. Additionally, there was an increase in research and development related personnel and consulting expenses.

Selling and Marketing. Sales and marketing expenses decreased $172,524 during the three months ended March 31, 2023 compared to the same period in 2022. This decrease is primarily due to the departure of our former Chief Marketing and Sales Officer on March 31, 2022 and the related subsequent internal reorganization and reallocation of certain sales and applications labs personnel to cost of sales and research and development, respectively.

General and Administrative. General and administrative expenses increased $2,207,216 during the three months ended March 31, 2023 compared to the same period in 2022. This increase is primarily driven by increased professional fees associated with legal, compliance and accounting matters, specifically residual Business Combination costs combined with the costs associated with transitioning to being a public company. Additionally, there was an increase in stock-based compensation expense for our general and administrative personnel.

Interest Income

	Three Months Ended March 31,
	2023	2022	Change
Interest income	$32,427	$582	$31,845

Interest income increased $31,845 during the three months ended March 31, 2023 compared to the same period in 2022 due to higher interest rates earned on our cash.

Other income (expense), net

	Three Months Ended March 31,
	2023	2022	Change
Other income (expense), net	$501,324	$—	$501,324

Other income (expense), net increased $501,324 during the three months ended March 31, 2023 compared to the same period in 2022 due to the decrease in fair value of the Public Warrants as of March 31, 2023.

Liquidity and Capital Resources

Overview

Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of its business operations, including working capital needs, debt service, acquisitions, contractual obligations and other commitments. As of the date of this quarterly report on Form 10-Q, we have yet to generate meaningful revenue from our business operations and have funded capital expenditure and working capital requirements through equity financing.

As of March 31, 2023, we had cash and cash equivalents of $1,523,046 as compared to $2,880,254 as of December 31, 2022. Our cash flows from operations are not sufficient to fund our current operating model and expansion plans. On the second anniversary of the Closing Date, the Company must also, under certain circumstances, redeem the maximum portion of the Preferred Stock as permitted by law in cash at an amount equal to the Original Issuance Price as of such date. Notwithstanding the foregoing, the Company shall not be required to redeem any shares of Preferred Stock to the extent the Company does not have legally available funds to effect such redemption.

In connection with the Business Combination, we received cash of $3,243,079, prior to deducting transaction and issuance costs.

Until we can generate sufficient revenue to cover our operating expenses, working capital, and capital expenditures, we will rely on funds raised from the closing of the Business Combination, from the $11,400,000 of Company Notes issued prior to the Closing, from the Lincoln Park Purchase Agreement pursuant to which Lincoln Park has agreed to purchase from the Company, at the sole discretion of the Company, up to $100,000,000 of Common Stock from time to time over a 48-month period, and from causing the Anzu SPVs to use up to 2/3 of the gross proceeds of Permitted Transfers to purchase Preferred Stock from the Company at a price equal to $10.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) pursuant to the Sale Option Agreement.

We would also obtain additional funds if the holders of our Warrants were to exercise their Warrants. However, the exercise price for our Public Warrants is $11.50 per share of Common Stock which exceeds $0.04, the closing price of our Common Stock on the NYSE American on May 5, 2023. The likelihood that Warrant holders will exercise the Warrants and any cash proceeds that we would receive is dependent upon the market price of our Common Stock. If the market price for our Common Stock is less than $11.50 per share, we believe warrant holders will be unlikely to exercise their Warrants.

The further development of our products, commencement of commercial operations and expansion of our business will require a significant amount of cash for expenditures. Our ability to successfully manage this growth will depend on many factors, including our working capital needs, the availability of equity or debt financing and, over time, our ability to generate cash flows from operations.

Given the amount of cash received in connection with the closing of the Business Combination and the Company’s current liquidity position, the Company expects to raise additional capital. If we raise additional funds by issuing equity securities, including pursuant to the Lincoln Park Purchase Agreement, dilution to our stockholders would result. If we raise additional funds by issuing any additional preferred stock, such securities may also provide for rights, preferences, or privileges senior to those of holders of Common Stock. If we raise additional funds by issuing debt securities, such debt securities would have rights, preferences and privileges senior to those of holders of Common Stock. The terms of debt securities or borrowings could impose significant restrictions on our operations. The credit market and financial services industry have in the past, and may in the future, experience periods of uncertainty that could impact the availability and cost of equity and debt financing.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the periods presented.

	Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(4,050,573)	$(1,903,217)
Net cash used in investing activities	(344,801)	(102,381)
Net cash provided by financing activities	3,038,166	396,750

Cash flows from operating activities

Our cash flows used in operating activities to date have been primarily comprised of costs related to research and development, sales and marketing, and other general and administrative activities. We expect our expenses related to personnel, research and development, sales and marketing, and general and administrative activities to increase as a result of operating as a public company.

Net cash used in operating activities was $4,050,573 and $1,903,217 for the three months ended March 31, 2023 and 2022, respectively. The increase in net cash flows used in operating activities is primarily driven by net loss, changes in working capital and an increase in our stock-based compensation expense.

Cash flows from investing activities

Our cash flows from investing activities have been comprised primarily of purchases of equipment and installation of improvements to our leased facilities and headquarters.

Net cash used in investing activities was $344,801 and $102,381 for the three months ended March 31, 2023 and 2022, respectively. The increase was primarily due to increased purchases of equipment to build out our production line.

Cash flows from financing activities

We have financed our operations primarily through the sale of preferred stock and promissory notes.

Net cash provided by financing activities was $3,038,166 and $396,750 for the three months ended March 31, 2023 and 2022, respectively. The increase is comprised of proceeds received from the issuance of convertible promissory notes, the proceeds received from the Closing of the Business Combination, offset by payments of transaction costs associated with the Business Combination.

Key Operating and Financial Metrics (Non-GAAP Results)

We regularly review several metrics, including the metrics presented in the table below, to measure our performance, identify trends affecting our business, prepare financial projections, and make strategic decisions. We believe that these key business metrics provide meaningful supplemental information for management and investors in assessing our historical and future operating performance. The calculation of the key metrics and other measures discussed below may differ from other similarly-titled metrics used by other companies.

The following tables present our key performance indicators for the periods presented.

	Three Months Ended March 31,
	2023	2022	$ Change
Sales, net	$469,989	$90,000	$379,989
Total gross margin	(742,448)	(465,052)	(277,396)
EBITDA(1)	(4,673,829)	(2,153,223)	(2,520,606)
Capital expenditures	(344,801)	(102,381)	(242,420)
Free cash flow(1)	(4,395,374)	(2,005,598)	(2,389,776)

(1) EBITDA and Free cash flow are non-GAAP financial measures. See “ —Non-GAAP Information” below for our definitions of, and additional information about, EBITDA and Free cash flow and for a reconciliation to the most directly comparable U.S. GAAP financial measures.

Non-GAAP Information

In addition to our results determined in accordance with GAAP, we believe the following non-GAAP measures are useful in evaluating our operational performance. We use the following non-GAAP financial information to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that non-GAAP financial information, when taken collectively and in context, may be helpful to investors in assessing our operating performance and trends and in comparing our financial measures with those of comparable companies that may present similar non-GAAP financial measures.

EBITDA and Free Cash Flow

We define “EBITDA” as income (loss), plus (minus) depreciation and amortization expenses, plus (minus) interest, plus (minus) taxes and “Free cash flow” as net cash from (used in) operating activities less capital expenditures. EBITDA and Free cash flow are intended as supplemental measures of our performance that are neither required by, nor presented in accordance with, GAAP and these measures should not be considered a substitute for net income (loss), and net cash used in operating activities reported in accordance with GAAP. Our computation of EBITDA and Free cash flow may not be comparable to other similarly titled measures computed by other companies, because all companies may not calculate EBITDA or Free cash flow in the same fashion.

Limitations of Non-GAAP Measures

There are a number of limitations related to EBITDA, including the following:

•
EBITDA excludes certain recurring, non-cash charges, such as depreciation of property and equipment and/or amortization of intangible assets. While these are non-cash charges, we may need to replace the assets being depreciated and amortized in the future and EBITDA does not reflect cash requirements for these replacements or new capital expenditure requirements.
•
EBITDA does not reflect interest expense, net, which may constitute a significant recurring expense in the future.
•
Free cash flow does not reflect the impact of equity or debt raises or repayment of debt or dividends paid.

Because of these and other limitations, EBITDA and Free cash flow should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and using EBITDA and Free cash flow on a supplemental basis. You should review the reconciliation of our net loss to EBITDA and net loss to Free cash flow below and not rely on any single financial measure to evaluate our business.

Our presentation of EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items and our presentation of Free cash flow does not necessarily indicate whether cash flows will be sufficient to fund our cash needs.

Reconciliation

The following table reconciles our net loss (the most directly comparable GAAP measure to EBITDA) to EBITDA for the period presented:

	Three Months Ended March 31,
	2023	2022
Net loss	$(4,767,517)	$(2,287,794)
Interest (income) expense, net	(32,427)	(582)
Income tax expense	—	—
Depreciation and amortization	126,115	135,153
EBITDA	(4,673,829)	(2,153,223)

The following table reconciles our net cash used in operating activities (the most directly comparable GAAP measure to Free Cash Flow) to Free cash flow for the periods presented:

	Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(4,050,573)	$(1,903,217)
Capital expenditures	(344,801)	(102,381)
Free cash flow	(4,395,374)	(2,005,598)

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

For our contractual obligations that are expected to have an effect on our liquidity and cash flow, see section “Notes to Condensed Consolidated Financial Statements – Note 6 – Commitments and Contingencies” in the condensed consolidated financial statements.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in conformity with U.S. GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses. We evaluate our estimates and assumptions on an ongoing basis. Our estimates and assumptions are based on historical experience and on various other factors that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

There have been no significant changes to our accounting policies during the three months ended March 31, 2023, as compared to the critical accounting policies described in our audited financial statements of Legacy Nuburu for the years ended December 31, 2022 and 2021 included in the Amendment No. 1 to the Form 8-K filed with the SEC on March 31, 2023. We believe that the accounting policies discussed in the audited financial statements of Legacy Nuburu are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Recently Issued and Adopted Accounting Pronouncements

We review new accounting standards to determine the expected financial impact, if any, that the adoption of each new standard will have. For the recently issued and adopted accounting standards that we believe may have an impact on our condensed consolidated financial statements, see the section entitled “Notes to Condensed Consolidated Financial Statements – Note 2 – Summary of Significant Accounting Policies” in the condensed consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective. Accordingly, management believes that the financial statements included in this quarterly report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the most recent fiscal quarter of 2023 covered by this quarterly report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The information under the caption “Commitments and Contingencies” in Note 6 of the unaudited condensed consolidated financial statements of this quarterly report on Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors.

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report. If any of the risks discussed in our Annual Report are realized, our business, financial condition, results of operations and prospects could be materially and adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None other than as set forth in the Current Reports on Form 8-K we filed with the SEC on February 6, 2023, as amended, and March 10, 2023, which are hereby incorporated by reference.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this on Form 10-Q.

		Incorporated by Reference
No.	Description of Exhibit	Form	File No.	Exhibit No.	Filing Date
2.1†	Business Combination Agreement, dated as of August 5, 2022, by and among Tailwind Acquisition Corp., Compass Merger Sub, Inc. and Nuburu, Inc.	8-K	001-39489	2.1	August 8, 2022
3.1	Amended and Restated Bylaws of the Company.	8-K	001-39489	3.2	September 9, 2020
3.2	Amended and Restated Certificate of Incorporation of the Company.	8-K	001-39489	3.1	February 6, 2023
3.3	Certificate of Designations of the Company.	8-K	001-39489	3.3	February 6, 2023
10.1	Share Transfer Agreement, dated January 25, 2023, by and between Tailwind Sponsor LLC and the party set forth on the signature pages thereto.	8-K	001-39489	10.1	January 31, 2023
10.2	Second Amendment to Amended and Restated Registration Rights and Lock-Up Agreement, dated January 31, 2023, by and among Tailwind Acquisition Corp. and the other parties set forth on the signature pages thereto.	8-K	001-39489	10.2	January 31, 2023
10.3	Third Amendment to Amended and Restated Registration Rights Lock-up, Agreement, dated January 31, 2023, by and among the Company and the Holders (defined therein).	8-K	001-39489	10.14	February 6, 2023
10.4	Amended and Restated Amendment to Sponsor Support and Forfeiture Agreement, dated January 31, 2023, by and among Tailwind Acquisition Corp., Tailwind Sponsor LLC and Nuburu, Inc.	8-K	001-39489	10.3	January 31, 2023
10.5	Amended and Restated Letter Agreement, dated January 31, 2023, by and among Tailwind Acquisition Corp., Tailwind Sponsor LLC and the other parties set forth on the signature pages thereto.	8-K	001-39489	10.4	January 31, 2023
10.6	Fourth Amendment to Registration Rights and Lock-Up Agreement, dated March 10, 2023, by and among the Company and the other parties set forth on the signature pages thereto.	8-K	001-39489	10.1	March 10, 2023
10.7	Third Amendment to Preferred Stock Sale Option Agreement, dated March 10, 2023, by and among the Company and the other parties set forth on the signature pages thereto.	8-K	001-39489	10.2	March 10, 2023
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

Date: May 12, 2023	Nuburu, Inc.

	By:	/s/ Mark Zediker
	Name:	Dr. Mark Zediker
	Title:	Chief Executive Officer, Co-Founder and Director
(Principal Executive Officer)

	By:	/s/ Brian Knaley
	Name:	Brian Knaley
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)