Form 10-Q
period 2023-06-30
Nuburu, Inc.
filed 2023-08-11
CIK 1814215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 4, 2023, the registrant had 35,412,925 shares of common stock, $0.0001 par value per share, outstanding.

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
•
the ability to maintain the listing of our common stock, par value $0.0001 par value per share (the “Common Stock”); or the 16,710,785 whole warrants of the Company sold to public investors in the IPO as part of the units (the “Public Warrants”) on a securities exchange;
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
•
obtaining additional financing under that certain Purchase Agreement by and among the Company, Nuburu and Lincoln Park Capital Fund, LLC (“Lincoln Park”), dated as of August 5, 2022 (as it may be amended, supplemented or otherwise modified from time to time, the “Lincoln Park Purchase Agreement”);
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
•
our inability to obtain financing under the Lincoln Park Purchase Agreement;
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

“Business Combination Agreement” are to that certain Business Combination Agreement, dated as of August 5, 2022, by and among Tailwind, Nuburu and Merger Sub, Inc., as the same has been or may be amended, modified, supplemented or waived from time to time;

“Closing” are to the consummation of the Transactions;

“Closing Date” are to January 31, 2023, the date on which the Transactions were consummated;

“Exchange Ratios” are to the quotients as defined in, and calculated in accordance with, the Business Combination Agreement, which are reflected in our Current Report on Form 8-K (File No. 001-39489) filed with the SEC on February 6, 2023;

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

PART 1 – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

NUBURU, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$6,624,736	$2,880,254
Accounts receivable, net	646,935	327,200
Inventories, net of allowance of $962,388 and $292,990, respectively	567,927	972,695
Deferred financing costs	—	4,258,515
Prepaid expenses and other current assets	751,977	46,737
Total current assets	8,591,575	8,485,401
Property and equipment, net	4,337,662	3,771,849
Construction in progress	120,051	188,912
Right-of-use assets	488,513	641,651
Other assets	34,359	34,359
TOTAL ASSETS	$13,572,160	$13,122,172

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$4,061,495	$4,456,587
Accrued expenses	1,584,640	2,312,118
Current portion of operating lease liability	358,266	343,049
Contract liabilities	180,075	178,750
Current portion of convertible notes payable	—	7,300,000
Total current liabilities	6,184,476	14,590,504
Operating lease liability	189,518	373,907
Convertible notes payable	6,713,241	—
Warrant liabilities	501,324	—
TOTAL LIABILITIES	13,588,559	14,964,411
Commitments and Contingencies (Note 6)
Stockholders’ Equity (Deficit)
Convertible preferred stock, $0.0001 par value; 50,000,000 shares authorized; 3,038,905 and 23,237,703 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	304	4,040
Common stock, $0.0001 par value; 250,000,000 shares authorized; 35,288,220 and 5,556,857 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	3,529	1,077
Additional paid-in capital	72,046,305	59,344,952
Accumulated deficit	(72,066,537)	(61,192,308)
Total Stockholders’ Equity (Deficit)	(16,399)	(1,842,239)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$13,572,160	$13,122,172

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NUBURU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues	$1,054,062	$47,375	$1,524,051	$137,375
Cost of revenues	2,485,264	1,266,892	3,697,701	1,821,944
Gross margin	(1,431,202)	(1,219,517)	(2,173,650)	(1,684,569)
Operating expenses:
Research and development	1,619,411	987,032	2,951,716	1,618,533
Selling and marketing	366,406	159,179	542,662	507,959
General and administrative	3,024,013	1,531,330	6,074,272	2,374,373
Total operating expenses	5,009,830	2,677,541	9,568,650	4,500,865
Loss from operations	(6,441,032)	(3,897,058)	(11,742,300)	(6,185,434)
Interest income	12,489	3,721	44,916	4,303
Interest expense	(12,384)	(2,214)	(12,384)	(2,214)
Other income, net	334,215	—	835,539	—
Loss before provision for income taxes	$(6,106,712)	$(3,895,551)	$(10,874,229)	$(6,183,345)
Provision for income taxes	—	—	—	—
Net loss and comprehensive loss	$(6,106,712)	$(3,895,551)	$(10,874,229)	$(6,183,345)
Net loss per share, basic and diluted	$(0.18)	$(0.71)	$(0.36)	$(1.15)
Weighted-average common shares used to compute net loss per share attributable to common stockholders, basic and diluted	34,776,044	5,525,140	30,171,187	5,368,105

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NUBURU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

(UNAUDITED)

	Convertible Preferred Stock		Common Stock
	Shares(1)	Amount	Shares(1)	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance as of December 31, 2022	23,237,703	$4,040	5,556,857	$1,077	$59,344,952	$(61,192,308)	$(1,842,239)
Issuance of Common Stock and Series A preferred stock upon conversion of convertible notes in connection with the reverse recapitalization	1,361,787	136	1,361,787	136	11,575,014	—	11,575,286
Conversion of Legacy Nuburu convertible preferred stock into Common Stock in connection with the reverse recapitalization	(23,237,703)	(4,040)	23,237,703	2,323	1,717	—	—
Issuance of Common Stock and Series A preferred stock upon the reverse recapitalization, net of issuance costs	1,481,666	148	3,233,745	(197)	(3,257,476)	—	(3,257,525)
Issuance of Common Stock and Series A preferred stock to satisfy certain reverse recapitalization costs	195,452	20	195,452	20	(40)	—	—
Recognition of Public Warrants upon the reverse recapitalization	—	—	—	—	(1,336,863)	—	(1,336,863)
Stock-based compensation	—	—	—	—	463,978	—	463,978
Net loss	—	—	—	—	—	(4,767,517)	(4,767,517)
Balance as of March 31, 2023	3,038,905	$304	33,585,544	$3,359	$66,791,282	$(65,959,825)	$835,120
Issuance of Common Stock from option exercises	—	—	5,153	1	6,998	—	6,999
Issuance of Common Stock from releases of restricted stock units	—	—	15,625	2	(2)	—	—
Issuance of Common Stock from the Lincoln Park Purchase Agreement	—	—	1,681,898	167	2,099,830	—	2,099,997
Issuance of Common Stock warrants in connection with the 2023 Note and Warrant Purchase Agreement (net of issuance cost of $160,345)	—	—	—	—	2,351,414	—	2,351,414
Stock-based compensation	—	—	—	—	796,783	—	796,783
Net loss	—	—	—	—	—	(6,106,712)	(6,106,712)
Balance as of June 30, 2023	3,038,905	$304	35,288,220	$3,529	$72,046,305	$(72,066,537)	$(16,399)

	Convertible Preferred Stock		Common Stock
	Shares(1)	Amount	Shares(1)	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance as of December 31, 2021	23,196,296	$4,036	5,153,286	$999	$56,646,247	$(47,063,207)	$9,588,075
Issuance of Legacy Nuburu Series C preferred stock	41,407	4	—	—	188,886	—	188,890
Issuance of Legacy Nuburu common stock from option exercises	—	—	370,395	72	107,788	—	107,860
Stock-based compensation	—	—	—	—	69,455	—	69,455
Net loss	—	—	—	—	—	(2,287,794)	(2,287,794)
Balance as of March 31, 2022	23,237,703	$4,040	5,523,681	$1,071	$57,012,376	$(49,351,001)	$7,666,486
Issuance of Legacy Nuburu common stock from option exercises	—	—	1,396	—	6,066	—	6,066
Stock-based compensation	—	—	—	—	1,197,233	—	1,197,233
Net loss	—	—	—	—	—	(3,895,551)	(3,895,551)
Balance as of June 30, 2022	23,237,703	$4,040	5,525,077	$1,071	$58,215,675	$(53,246,552)	$4,974,234

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

NUBURU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(10,874,229)	$(6,183,345)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	225,016	290,786
Stock-based compensation	1,260,761	1,266,688
Change in fair value of warrant liabilities	(835,539)	—
Excess and obsolete inventory reserve adjustments	628,069	51,034
Inventory lower of cost and net realizable value adjustments	41,329	218,859
Changes in operating assets and liabilities:
Accounts receivable	(319,735)	72,269
Inventories	(160,726)	(603,899)
Prepaid expenses and other current assets	(665,240)	(65,320)
Operating lease right-of-use asset	153,138	144,311
Accounts payable	2,639,014	165,977
Accrued expenses	(623,819)	(80,230)
Contract liabilities	1,325	147,501
Operating lease liability	(169,172)	(154,901)
Net cash used in operating activities	(8,699,808)	(4,730,270)
Cash Flows from Investing Activities:
Purchase of property and equipment	(825,872)	(185,472)
Net cash used in investing activities	(825,872)	(185,472)
Cash Flows from Financing Activities:
Proceeds from issuance of Legacy Nuburu convertible promissory notes	4,100,000	100,000
Proceeds from issuance of convertible promissory notes and warrants	9,225,000	—
Proceeds from the exercise of stock options	6,999	113,926
Proceeds from the issuance of Legacy Nuburu preferred stock	—	188,890
Proceeds from reverse recapitalization	3,243,079	—
Proceeds from the issuance of preferred stock	5,000	—
Proceeds from issuance of Common Stock from the Lincoln Park Purchase Agreement	2,099,997	—
Payment of transaction costs related to the reverse recapitalization	(4,734,913)	—
Repayment of related party convertible promissory notes	(675,000)	—
Net cash provided by financing activities	13,270,162	402,816
NET CHANGE IN CASH DURING THE PERIOD	3,744,482	(4,512,926)
CASH AND CASH EQUIVALENTS ―BEGINNING OF PERIOD	2,880,254	6,007,575
CASH AND CASH EQUIVALENTS ―END OF PERIOD	$6,624,736	$1,494,649
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$934,583
Deferred financing costs included in accounts payable and accrued expenses	$—	$1,245,277
Transaction costs related to the reverse recapitalization not yet paid	$1,007,439	$—
Convertible promissory notes and warrants issuance costs included in accounts payable and accrued expenses	$160,345	$—
Issuance of Common Stock upon conversion of preferred stock in connection with the reverse recapitalization	$11,575,286	$—

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

From inception through June 30, 2023, the Company has incurred operating losses and negative cash flows from operating activities. For the six months ended June 30, 2023 and 2022, the Company has incurred operating losses, including net losses of $10,874,229 and $6,183,345, respectively. The Company has an accumulated deficit of $72,066,537 as of June 30, 2023, which factors raise substantial doubt about the Company's ability to continue as a going concern. The Company expects to continue to expand our operations, including by investing in manufacturing, sales and marketing, research and development and infrastructure to support our growth. The Company anticipates that we will incur net losses for the foreseeable future and, even if we increase our revenues, there is no guarantee that we will ever become profitable.

Until we can generate sufficient revenue to cover our operating expenses, working capital, and capital expenditures, we will rely on funds raised from the closing of the Business Combination, from the $9,225,000 of Convertible Notes and Warrants issued in June 2023, from the $11,400,000 of Legacy Nuburu convertible notes (the "Company Notes") issued prior to the Closing, from the Lincoln Park Purchase Agreement pursuant to which Lincoln Park has agreed to purchase from the Company, at the sole discretion of the Company, up to $100,000,000 of Common Stock from time to time over a 48-month period. In accordance with the Lincoln Park Purchase Agreement, Lincoln Park has purchased, at the option of the Company, approximately $2,100,000 of Common Stock during the three months ended June 30, 2023.

The Company plans to finance its operations with proceeds from the issuance and sale of equity securities or debt; however, there is no assurance that management's plans to obtain additional debt or equity financing will be successfully implemented or implemented on terms favorable to the Company.

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

The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or any future period. These unaudited condensed consolidated financial statements and their notes should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 31, 2023 and the audited financial statements of Legacy Nuburu for the years ended December 31, 2022 and 2021 included in the Amendment No. 1 to the Form 8-K filed with the SEC on March 31, 2023.

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
•
the cancellation and conversion of all Legacy Nuburu Company Notes into shares of Legacy Nuburu common stock in accordance with its terms as of immediately prior to the Effective Time, which 2,642,239 shares were then outstanding as Legacy Nuburu common stock as of immediately prior to the Effective Time and subsequently converted into 1,361,787 shares of Nuburu Common Stock and 1,361,787 shares of Nuburu Series A preferred stock at the Effective Time; and
•
the cancellation and exchange of all 6,079,467 granted and outstanding vested and unvested Legacy Nuburu options, which became 3,133,270 Nuburu options exercisable for shares of Nuburu Common Stock with the same terms and vesting conditions except for a number of shares exercisable and the exercise price, each of which was adjusted by the Exchange Ratio; and
•
the cancellation and exchange of all 1,053,000 granted and outstanding vested and unvested Legacy Nuburu RSUs, which became 542,706 Nuburu RSUs for shares of Nuburu Common Stock with the same terms and vesting conditions except for the number of shares, which was adjusted by the Legacy Nuburu common stock Exchange Ratio.

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

NOTE 4. BALANCE SHEET COMPONENTS

Inventories, Net

Inventories, net as of June 30, 2023 and December 31, 2022 consisted of the following:

	June 30, 2023	December 31, 2022
Raw materials and supplies	$779,175	$1,011,421
Work-in-process	420,280	15,213
Finished goods	330,860	239,051
Inventories, gross	1,530,315	1,265,685
Less: inventory reserve	(962,388)	(292,990)
Inventories, net	$567,927	$972,695

The Company recorded an inventory lower of cost and net realizable value charges of $154,491 and $218,859 during the three months ended June 30, 2023 and 2022, respectively, and $385,811 and $218,859 during the six months ended June 30, 2023 and 2022, respectively. The Company wrote down inventory due to scrap of $83,832 and nil during the three months ended June 30, 2023 and 2022, respectively, and $83,832 and $51,034 during the six months ended June 30, 2023 and 2022, respectively.

Property and Equipment, Net

Property and equipment, net as of June 30, 2023 and December 31, 2022 consisted of the following:

	June 30, 2023	December 31, 2022
Machinery and equipment	$5,560,670	$4,827,626
Leasehold improvements	887,692	810,248
Furniture and office equipment	205,897	180,747
Computer equipment and software	195,377	136,282
Property and equipment, gross	6,849,636	5,954,903
Less: accumulated depreciation and amortization	(2,511,974)	(2,183,054)
Property and equipment, net	$4,337,662	$3,771,849

Depreciation and amortization expense related to property and equipment was $98,901 and $155,633 during the three months ended June 30, 2023 and 2022, respectively, and $225,016 and $290,786 during the six months ended June 30, 2023 and 2022, respectively.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of June 30, 2023 and December 31, 2022 consisted of the following:

	June 30, 2023	December 31, 2022
Prepaid insurance	$429,392	$—
Prepaid equipment	198,600	—
Other prepaid assets	116,172	34,889
Other current assets	7,813	11,848
Total prepaid expenses and other current assets	$751,977	$46,737

Accrued Liabilities

Accrued liabilities as of June 30, 2023 and December 31, 2022 consisted of the following:

	June 30, 2023	December 31, 2022
Accrued payroll and related benefits	$514,375	$636,009
Accrued legal, accounting and professional fees	379,914	548,569
Accrued transaction costs related to the reverse recapitalization	503,600	651,818
Accrued taxes payable	46,746	108,516
Other	140,005	367,206
Total accrued expenses	$1,584,640	$2,312,118

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

Level 3: Valuations based on unobservable inputs reflecting our own assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment.

The assets’ or liabilities’ fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

The Company’s financial instruments that are carried at fair value consists of Level 1 assets and liabilities. Level 1 assets include highly liquid bank deposits and money market funds, which were not material as of June 30, 2023 and December 31, 2022. Level 1 liabilities include the Public Warrants and are classified as Level 1 due to the use of an observable market quote in an active market. The Company measured the fair value of the Public Warrants on the date of the Closing of the Business Combination based on the close price of the Public Warrant price. During the three and six months ended June 30, 2023, no warrants were exercised.

The gains and losses from re-measurement of Level 1 financial liabilities are recorded as part of other (expense) income, net in the condensed consolidated statements of operations and comprehensive loss. During the three and six months ended June 30, 2023, the Company recorded a gain of $334,215 and $835,539, respectively, related to the change in fair value of the Public Warrants from the Closing to the end of the period. There were no transfers between Level 1, Level 2 and Level 3 in any periods presented.

The following table sets forth the fair value of the Company’s financial liabilities by level within the fair value hierarchy:

	At June 30, 2023
	Level 1	Level 2	Level 3	Total
Public Warrants	$501,324	$—	$—	$501,324

The following table sets forth a summary of the changes in fair value of the Company’s Level 1 financial liabilities:

	Three months ended June 30,	Six months ended June 30,
	2023	2023
Fair value, beginning of period	$835,539	$—
Recognition of Public Warrants upon the reverse recapitalization	—	1,336,863
Change in fair value	(334,215)	(835,539)
Fair value as of June 30, 2023	$501,324	$501,324

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

On June 30, 2023 and June 30, 2022, the weighted-average remaining lease term was 1.5 years and 2.5 years, respectively, and the weighted-average discount rate used is 5.5% and 5.5%, respectively.

During the three and six months ended June 30, 2023 and June 30, 2022, the Company recognized the following lease costs arising from the lease transaction:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease cost	$85,036	$85,036	$170,073	$170,073

The Company recognized the following cash flow transactions arising from lease transactions:

	Six Months Ended June 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities	$186,107	$180,662
Right-of-use assets obtained in exchange for new operating lease liabilities	—	934,584

On June 30, 2023, the future payments and interest expense for the operating leases are as follows:

Year Ending December 31,	Future Payments
The remainder of 2023	$186,107
2024	383,383
Total undiscounted cash flows	569,490
Less: imputed interest	(21,706)
Present value of lease liabilities	$547,784

Legal Proceedings

In the normal course of business, the Company may become involved in legal proceedings. The Company will accrue a liability for legal proceedings when it is probable that a liability has been incurred and the amount can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. At June 30, 2023 and December 31, 2022, the Company was not involved in any material legal proceedings.

Purchase Commitments

On June 30, 2023, the Company had $303,182 in outstanding firm purchase commitments to acquire inventory and research and development parts from suppliers for the Company's ongoing operations.

NOTE 7. REVENUES

The Company’s primary business activity involves sales and installation services of high-powered lasers. The Company has sales to customers throughout the U.S., Europe, and Asia. All sales are settled in U.S. dollars.

The following table presents revenue disaggregated by geography:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
United States	$997,066	$35,000	$1,237,066	$125,000
Asia	55,000	—	170,500	—
Europe	1,996	12,375	116,485	12,375
Total	$1,054,062	$47,375	$1,524,051	$137,375

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

Contract liabilities consist of customer deposits that are applied to invoices as the performance obligation is performed. Accounts receivable and contract liabilities as of June 30, 2023 and December 31, 2022, were as follows:

	Accounts Receivable	Contract Liabilities
December 31, 2022	$327,200	$178,750
June 30, 2023	646,935	180,075

During the three months ended June 30, 2023 and 2022, the Company did not recognize any revenue that was included in the contract liabilities balance at the beginning of the reporting period. During the six months ended June 30, 2023 and 2022, the Company recognized $5,000 and nil of revenue that was included in the contract liabilities balance at the beginning of the reporting period, respectively.

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

Revenues from contracts with customers are disaggregated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues recognized at a point in time	$1,049,062	$47,375	$1,519,051	$137,375
Revenues recognized over time	5,000	—	5,000	—
Total	$1,054,062	$47,375	$1,524,051	$137,375

NOTE 8. CONVERTIBLE NOTES PAYABLE

Private Placement

On June 12, 2023 and June 16, 2023, the Company entered into a Note and Warrant Purchase Agreements (the “Purchase Agreements”) primarily with certain investors including existing investors (each, an “Investor”) for the sale of (i) convertible promissory notes (“Convertible Notes”) in the aggregate principal amount of $9,225,000, and (ii) warrants (“Warrants," refer to Note 10, Warrants) to purchase up to 11,518,895 shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”) from the June 12, 2023 Purchase Agreement and up to 1,889,535 shares of Common Stock from the June 16, 2023 Purchase Agreement (the sale of the Convertible Notes and the Warrants together, the “Private Placement”). The Company intends to use the net proceeds (after deducting offering expenses of $160,345) from these two Purchase Agreements for general corporate purposes.

The Convertible Notes are senior, unsecured obligations of the Company and bear interest at the rate of 7.0% per annum and are payable on the earlier of June 23, 2026 or the occurrence of an Event of Default, as defined in the Convertible Notes. The Convertible Notes may be converted at any time following June 23, 2023 prior to the payment in full of the principal amount of the Convertible Notes at the Investor’s option. In the event of the Sale of the Company (as defined in the Convertible Notes), the outstanding principal amount of each Convertible Note, plus all accrued and unpaid interest not otherwise converted into equity securities pursuant to the terms of the Convertible Notes, shall (i) if the Investor so elects, be converted into equity securities pursuant to the terms of the Convertible Notes (the “Conversion Shares”) at a price equal to $0.688 (subject to appropriate adjustment from time to time for any stock dividend, stock split, combination of shares, reorganization, recapitalization, reclassification or other similar event) (the “Conversion Price”), or (ii) be due and payable immediately prior to the closing of such Sale of the Company, together with a premium equal to 150% of the principal amount to be prepaid.

The table below summarizes the sale of the Convertible Notes and Warrants to related parties.

Investor	Principal Amount of Convertible Notes
Wilson-Garling 2023 Family Trust(1)	$5,000,000
David Seldin(2)	1,200,000
Eunomia, LP(3)	1,000,000
CST Global LLC(4)	100,000
Curtis N Maas Revocable Trust(5)	100,000

(1) Thomas J. Wilson, an affiliate of Wilson-Garling 2023 Family Trust, was a member of the Legacy Nuburu board of directors.

(2) David Seldin was a member of the Legacy Nuburu board of directors and at the time of the issuance was the sole manager of Anzu Nuburu LLC, Anzu Nuburu II LLC, Anzu Nuburu III LLC and Anzu Nuburu V LLC (the "Anzu SPVs"), which at that time owned more than 5% of Legacy Nuburu’s capital stock.

(3) Ron Nicol, manager of Eunomia, LP, is the Chairman of the Company’s board of directors.

(4) David Michael, an affiliate of CST Global LLC, was a member of the Legacy Nuburu board of directors.

(5) Curtis Maas, an affiliate of the Curtis N Maas Revocable Trust, was a member of the Legacy Nuburu board of directors.

Legacy Nuburu Convertible Notes

Over the course of multiple closings in March, August and December 2022 and January 2023, Legacy Nuburu issued and sold Company Notes payable to various investors with aggregate gross proceeds of $11,400,000. The Company Notes accrued interest at a rate of 8% per annum. The outstanding principal amount and all accrued and unpaid interest on the Company Notes (the “Conversion Amount”), immediately prior to the consummation of the Business Combination, automatically converted into 2,642,239 shares of Legacy Nuburu common stock that, upon consummation of the Business Combination, entitled the holders of the Company Notes to receive 1,361,787 shares of Common Stock, which was equal to (x) the Conversion Amount divided by (y) $8.50.

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

Series A Preferred Stock Issuances

The Company is authorized to issue 50,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2023 and December 31, 2022, there were 3,038,905 and 23,237,703 shares of preferred stock issued or outstanding, respectively.

Upon the Closing of the Business Combination, all 23,237,703 shares of issued and outstanding convertible preferred stock were cancelled and converted into 23,237,703 shares of Legacy Nuburu common stock based upon the conversion rate as calculated pursuant to Legacy Nuburu's Certificate of Incorporation, multiplied by the Exchange Ratios at the Effective Time.

Additionally, upon the Closing of the Business Combination, the cancellation and conversion of all Legacy Nuburu Company Notes into shares of Legacy Nuburu common stock in accordance with its terms as of immediately prior to the Effective Time resulted in the issuance of 2,642,239 shares which were then outstanding as Legacy Nuburu common stock as of immediately prior to the Effective Time and subsequently converted into 1,361,787 shares of Nuburu Common Stock and 1,361,787 shares of Nuburu Series A preferred stock at the Effective Time.

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

Legacy Nuburu entered into an engagement letter with Anzu Partners on August 30, 2022 pursuant to which Legacy Nuburu, in recognition of past Services, (i) agreed to pay $500,000 to Anzu Partners upon the closing of the Business Combination and (ii) issued a warrant with a strike price of $0.01 per share to Anzu Partners for 500,000 shares of Preferred Stock (the “Anzu Partners Warrant”). This warrant was exercised by Anzu Partners in connection with the Closing and the $500,000 payment was made during the three months ended June 30, 2023.

NOTE 10. WARRANTS

Equity Classified Common Stock Warrants

In connection with the Private Placement discussed in Note 8 - Convertible Notes Payable, the Company issued Warrants to purchase up to 11,518,895 shares of the Company's Common Stock pursuant to the June 12, 2023 Purchase Agreement and 1,889,535 shares of Common Stock pursuant to the June 16, 2023 Purchase Agreement. The Warrants have an exercise price equal to $1.03 and expire on June 23, 2028.

As the Warrants were part of a bundled transaction, the gross proceeds from the Private Placement of $9,225,000 were allocated to Convertible Notes Payable and Warrants based on their respective relative fair value upon issuance. The aggregate fair value of the Warrants of $3,401,366 was estimated using the Black-Scholes option-pricing model with the following assumptions:

Upon Issuance
Common Stock Warrants:
Expected term (in years)	5.0
Expected volatility	47.9%
Risk-free interest rate	4.0%
Expected dividend yield	0.0%

The allocated proceeds from the Warrants of $2,511,759 were recorded in additional paid-in capital.

Liability Classified Public Warrants

In connection with the closing of the Business Combination, Nuburu assumed the 16,710,785 Public Warrants outstanding on the date of Closing. As of June 30, 2023, all 16,710,785 Public Warrants remain outstanding.

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
•
if, and only if, the last reported sale price of the Common Stock equals or exceeds $10.00 per share (as adjusted per stock splits, stock dividends, reorganizations, reclassifications, recapitalizations and the like) for any 20 trading days within the 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders; and
•
if the closing price of the Common Stock for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders is less than $18.00 per share, the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.

NOTE 11. STOCK-BASED COMPENSATION

As of June 30, 2022, the Company had an active stock-based incentive compensation plan and an employee stock purchase plan: the 2022 Equity Incentive Plan (the “2022 Plan”) and the 2022 Employee Stock Purchase Plan (the “ESPP”). All new equity compensation grants are issued under these two plans; however, outstanding awards previously issued under inactive plans will continue to vest and remain exercisable in accordance with the terms of the respective plans.

The 2022 Plan provides for the grant of stock and stock-based awards including stock options, restricted stock, restricted stock units, performance awards, and stock appreciation rights. As of June 30, 2022, there were 7.1 million shares available for grant under the 2022 Plan and 0.4 million shares available for grant under the ESPP.

Stock-Based Compensation Expense

Total stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations and comprehensive loss is classified as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenues	$225,985	$366,608	$354,728	$396,898
Research and development	197,518	47,603	334,283	47,351
Selling and marketing	87,825	13,091	99,512	45,030
General and administrative	285,454	769,931	472,238	777,409
Total stock-based compensation expense	$796,782	$1,197,233	$1,260,761	$1,266,688

The Company’s stock-based compensation expense is based on the value of the portion of stock-based payment awards that are ultimately expected to vest. During the three months ended June 30, 2023 and 2022, stock-based compensation relating to stock-based awards granted to consultants was $145,079 and $700,506, respectively. During the six months ended June 30, 2023 and 2022, stock-based compensation relating to stock-based awards granted to consultants was $262,168 and $721,523, respectively.

Restricted Stock Units

The Company grants Restricted Stock Units, or RSUs, to its employees for their services with a liquidity event requirement. The RSUs granted to employees vest over a period of time from the grant date and are subject to the participants continuing service to the Company over the period.

	RSUs
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2022	542,706	$6.11
RSUs granted	709,636	$2.23
RSUs vested	(292,757)	$4.27
RSUs forfeited	(21,875)	$2.14
Unvested at June 30, 2023	937,710	$1.53
Vested and unreleased	277,132
Outstanding at June 30, 2023	1,214,842

The total grant date fair value of RSUs awarded was $1,583,995 and $3,316,950 for the six months ended June 30, 2023 and 2022, respectively. The total grant date fair value of RSUs vested was $1,250,715 and nil during the six months ended June 30, 2023 and 2022, respectively.

As of June 30, 2023, total unrecognized stock-based compensation costs related to RSUs were $3,309,212, which are expected to be recognized over a remaining weighted average period of 2.3 years. As of June 30, 2023, all of the RSUs are expected to vest.

Stock Options

The Company's outstanding stock options generally expire 10 years from the date of grant and are exercisable when the options vest, generally over four years, the majority of which vest at a rate of 25% on the first anniversary of the grant date, with the remainder vesting ratably each month over the next three years. A summary of stock option activity is as follows:

	Number of Stock Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2022	3,133,270	$4.35	7.9	$5,484,316
Options granted	115,000	$3.49
Options exercised	(5,153)	$1.36
Options cancelled or forfeited	(36,072)	$5.98
Options outstanding at June 30, 2023	3,207,045	$4.31	7.5	$241,144
Options exercisable at June 30, 2023	2,006,246	$3.77	6.9	$217,877
Options vested and expected to vest at June 30, 2023	3,207,045	$4.31	7.5	$241,144

The weighted-average grant date fair value of options granted to employees and consultants was $2.15 and $1.44 per share for the six months ended June 30, 2023 and 2022, respectively.

Aggregate intrinsic value represents the difference between the estimated fair value of the underlying Common Stock and the exercise price of outstanding, in-the-money options. The aggregate intrinsic value of options exercised was $1,040 and $2,158,402 for the three months ended June 30, 2023 and 2022, respectively.

As of June 30, 2023, total unrecognized stock-based compensation cost related to stock options was $2,322,457, which is expected to be recognized over a weighted-average period of 2.0 years.

Determining the appropriate fair value of stock based awards requires the input of subjective assumptions including the fair value of the Company’s Common Stock, the expected life of the option, and expected stock price volatility. The Company used the Black Scholes option pricing model to value its stock option awards.

The Company estimates the fair value of the options utilizing the Black-Scholes option pricing model, which is dependent upon several variables, including expected option term, expected volatility of the Company’s share price over the expected term, expected risk-free interest rate over the expected option term, and expected dividend yield rate over the expected option term, and actual forfeiture rates. A summary of the assumptions Legacy Nuburu utilized for option grants during the six months ended June 30, 2022 are as follows:

	Six Months Ended June 30,
	2023	2022
Expected term (in years)	5.0	5.0
Expected volatility	46.7%	36.0%
Risk-free interest rate	3.4%	2.2%
Expected dividend yield	0.0%	0.0%

NOTE 12. INCOME TAX

Due to the current operating losses, the Company recorded zero income tax expense during the three and six months ended June 30, 2023 and 2022. During these periods, the Company’s activities were limited to U.S. federal and state tax jurisdictions, as it does not have any significant foreign operations.

Due to the Company’s history of cumulative losses and after considering all the available objective evidence, management concluded that it is not more likely than not that all of the Company’s net deferred tax assets will be realized in the future. Accordingly, the Company’s deferred tax assets, which include net operating loss (“NOL”), carryforwards and tax credits related primarily to research and development, continue to be subject to a valuation allowance as of June 30, 2023. The Company expects to continue to maintain a full valuation allowance until there is sufficient evidence to support recoverability of its deferred tax assets.

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

NOTE 13. NET LOSS PER SHARE

Diluted earnings per share (“EPS”) includes the dilutive effect of Common Stock equivalents and is computed using the weighted-average number of Common Stock and Common Stock equivalents outstanding during the reporting period. Diluted EPS for the three and six months ended June 30, 2023 and 2022 excluded Common Stock equivalents because the effect of their inclusion would be anti-dilutive or would decrease the reported loss per share. The following table sets forth securities outstanding that could potentially dilute the calculation of diluted earnings per share:

	For the Six Months Ended June 30,
	2023	2022
Stock options outstanding	3,207,045	3,153,890
Warrants to purchase Common Stock - liability classified	16,710,785	—
Warrants to purchase Common Stock - equity classified	13,408,430	1,167,557
Unvested restricted stock units	937,710	542,706
If-converted Common Stock from Series A Preferred Stock(1)	6,077,810	—
If-converted Common Stock from convertible notes	13,426,430	—
If-converted common shares from Legacy Nuburu convertible notes	—	23,331
Total	53,768,210	4,887,484

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

We generated total revenue of $1,054,062 and $47,375 and had net losses of $6,106,712 and $3,895,551 during the three months ended June 30, 2023 and 2022 respectively. During the six months ended June 30, 2023 and 2022, we generated total revenue of $1,524,051 and $137,375 and had net losses of $10,874,229 and $6,183,345, respectively.

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

Key Factors Affecting Our Performance

Commercial Launch of Products

We have begun the production and shipment of our AO-650 laser, and we announced the commercial launch of the first laser in the NUBURU BLTM series, the BL-250, in January 2023. We announced the commercial launch of the BL-1Kw in June 2023. We are currently manufacturing and shipping the BL series.

Adoption of our Blue Laser Technology

We believe that Nuburu blue laser technology offers a superior solution to improving a variety of aspects of welding and 3D printing, particularly in the manufacturing of batteries, consumer electronics, electric vehicles, renewable energy products and displays. However, our financial results will depend on the degree to which potential and current customers recognize the benefits of our blue laser technology and invest in our products. The selection process for our products is lengthy, typically up to 22-24 months, and may require us to incur costs in pursuing opportunities with no assurance that our products will be selected, which are included in selling and marketing expenses and research and development expenses.

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

Establishing Manufacturing Capacity

Nuburu’s lasers are designed to be compatible with automated manufacturing methods. Nuburu continually improves the design of its lasers as well as the automation equipment required to manufacture these systems. We expect to work to reduce waste and limit costs while developing robust manufacturing processes with the aim of enhancing our competitive advantage in the marketplace. To do this, we are incorporating the Six Sigma Lean methodologies as well as ISO quality standards to ensure we meet customer expectations. With Six Sigma, we expect to further improve the quality of our products and decrease the variations that cause rework or defects. By incorporating the 5S pillars of the Six Sigma process into our day-to-day work life, we expect to develop a streamlined productive work environment ensuring organized and improved cycle times, with the aim of reducing the cost of goods sold. Through these tools we aim to create an environment that demands quality and performance, while reducing downtime and defects that are generated from undefined processes and underutilized talent.

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

Components of Statements of Operations

Revenues

Revenues consists of revenue recognized from sales and installation services of high-powered lasers. We have customers in the United States, Europe and Asia. In all sales arrangements, revenues are recognized when control of the promised goods or services are transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to receive in exchange for those goods or services.

Cost of Revenues

Cost of revenues primarily consists of the cost of materials, overhead and employee compensation associated with the manufacturing of our high-powered lasers. Product cost also includes lower of cost or net realizable value inventory (“LCNRV”) adjustments if the carrying value of the inventory is greater than its net realizable value. We recorded LCNRV charges of $154,491 and $218,859 for the three months ended June 30, 2023 and 2022, respectively, and $385,811 and $218,859 during the six months ended June 30, 2023 and 2022, respectively.

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

Results of Operations

The following tables set forth our operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues	$1,054,062	$47,375	$1,524,051	$137,375
Cost of revenues	2,485,264	1,266,892	3,697,701	1,821,944
Gross margin	(1,431,202)	(1,219,517)	(2,173,650)	(1,684,569)
Operating expenses:
Research and development	1,619,411	987,032	2,951,716	1,618,533
Selling and marketing	366,406	159,179	542,662	507,959
General and administrative	3,024,013	1,531,330	6,074,272	2,374,373
Total operating expenses	5,009,830	2,677,541	9,568,650	4,500,865
Loss from operations	(6,441,032)	(3,897,058)	(11,742,300)	(6,185,434)
Interest income	12,489	3,721	44,916	4,303
Interest expense	(12,384)	(2,214)	(12,384)	(2,214)
Other income, net	334,215	—	835,539	—
Loss before provision for income taxes	$(6,106,712)	$(3,895,551)	$(10,874,229)	$(6,183,345)
Provision for income taxes	—	—	—	—
Net loss and comprehensive loss	$(6,106,712)	$(3,895,551)	$(10,874,229)	$(6,183,345)

Comparison of the three months ended June 30, 2023 and 2022

	Three Months Ended June 30,
	2023	2022	$ Change
Revenues	$1,054,062	$47,375	$1,006,687
Cost of revenues	2,485,264	1,266,892	1,218,372
Gross margin	(1,431,202)	(1,219,517)	(211,685)

Revenues. Revenues increased $1,006,687 during the three months ended June 30, 2023 compared to the same period in 2022. This increase is primarily due to an increase in the number of laser system sales and the product and customer mix of laser systems sales during the period.

Cost of Revenues. Cost of revenues increased $1,218,372 during the three months ended June 30, 2023 compared to the same period in 2022. This increase is primarily due to costs incurred for the production of the laser system sales. We recorded LCNRV charges of $154,491 and $218,859 for the three months ended June 30, 2023 and 2022, respectively. In addition, we also recorded a one-time charge to increase our AO-650 inventory reserve by $628,070 during the three months ended June 30, 2023 as a result of the Company's transition from producing the NUBURU AO series to producing the BLTM series.

Operating Expenses

	Three Months Ended June 30,
	2023	2022	Change
Research and development	$1,619,411	$987,032	$632,379
Selling and marketing	366,406	159,179	207,227
General and administrative	3,024,013	1,531,330	1,492,683
Total operating expenses	$5,009,830	$2,677,541	$2,332,289

Research and Development. Research and development expenses increased $632,379 during the three months ended June 30, 2023 compared to the same period in 2022. This increase is primarily due to general research and development tooling and supplies related to the development of our BL product line. Additionally, there was an increase in research and development related personnel and consulting expenses.

Selling and Marketing. Selling and marketing expenses increased $207,227 during the three months ended June 30, 2023 compared to the same period in 2022. This increase is primarily due to the addition of our new Chief Marketing and Sales Officer in March 2023, while our former Chief Marketing and Sales Officer had previously departed the Company on March 31, 2022.

General and Administrative. General and administrative expenses increased $1,492,683 during the three months ended June 30, 2023 compared to the same period in 2022. This increase is primarily driven by increased professional fees associated with legal, compliance and accounting matters, specifically residual Business Combination costs combined with the costs associated with transitioning to being a public company, offset by a reduction in stock-based compensation expense for general and administrative personnel.

Interest Income

	Three Months Ended June 30,
	2023	2022	Change
Interest income	$12,489	$3,721	$8,768

Interest income increased $8,768 during the three months ended June 30, 2023 compared to the same period in 2022 due to higher interest rates earned on our cash.

Interest Expense

	Three Months Ended June 30,
	2023	2022	Change
Interest expense	$(12,384)	$(2,214)	$(10,170)

Interest expense increased $10,170 during the three months ended June 30, 2023 compared to the same period in 2022 due to the interest accrued for the Private Placement Notes.

Other income (expense), net

	Three Months Ended June 30,
	2023	2022	Change
Other income (expense), net	$334,215	$—	$334,215

Other income (expense), net increased $334,215 during the three months ended June 30, 2023 compared to the same period in 2022 due to the decrease in fair value of the Public Warrants as of June 30, 2023.

Comparison of the six months ended June 30, 2023 and 2022

	Six Months Ended June 30,
	2023	2022	$ Change
Revenues	$1,524,051	$137,375	$1,386,676
Cost of revenues	3,697,701	1,821,944	1,875,757
Gross margin	(2,173,650)	(1,684,569)	(489,081)

Revenues. Revenues increased $1,386,676 during the six months ended June 30, 2023 compared to the same period in 2022. This increase is primarily due to an increase in the number of laser system sales and the product and customer mix of laser systems sales during the period.

Cost of Revenues. Cost of revenues increased $1,875,757 during the six months ended June 30, 2023 compared to the same period in 2022. This increase is primarily due to costs incurred for the production of the laser system sales. We recorded LCNRV charges of $385,811 and $218,859 for the six months ended June 30, 2023 and 2022, respectively. In addition, we also recorded a one-time charge to increase our AO-650 inventory reserve by $628,070 during the six months ended June 30, 2023 as a result of the Company's transition from producing the NUBURU AO series to producing the BLTM series.

Operating Expenses

	Six Months Ended June 30,
	2023	2022	Change
Research and development	$2,951,716	$1,618,533	$1,333,183
Selling and marketing	542,662	507,959	34,703
General and administrative	6,074,272	2,374,373	3,699,899
Total operating expenses	$9,568,650	$4,500,865	$5,067,785

Research and Development. Research and development expenses increased $1,333,183 during the six months ended June 30, 2023 compared to the same period in 2022. This increase is primarily due to general research and development tooling and supplies related to the development of our BL product line. Additionally, there was an increase in research and development related personnel and consulting expenses.

Selling and Marketing. Selling and marketing expenses increased $34,703 during the six months ended June 30, 2023 compared to the same period in 2022. This increase is primarily due to the addition of our new Chief Marketing and Sales Officer in March 2023, while our former Chief Marketing and Sales Officer had previously departed the Company on March 31, 2022.

General and Administrative. General and administrative expenses increased $3,699,899 during the six months ended June 30, 2023 compared to the same period in 2022. This increase is primarily driven by increased professional fees associated with legal, compliance and accounting matters, specifically residual Business Combination costs combined with the costs associated with transitioning to being a public company.

Interest Income

	Six Months Ended June 30,
	2023	2022	Change
Interest income	$44,916	$4,303	$40,613

Interest income increased $40,613 during the six months ended June 30, 2023 compared to the same period in 2022 due to higher interest rates earned on our cash.

Interest Expense

	Six Months Ended June 30,
	2023	2022	Change
Interest expense	$(12,384)	$(2,214)	$(10,170)

Interest expense increased $10,170 during the six months ended June 30, 2023 compared to the same period in 2022 due to the interest accrued for the Private Placement Notes.

Other income (expense), net

	Six Months Ended June 30,
	2023	2022	Change
Other income (expense), net	$835,539	$—	$835,539

Other income (expense), net increased $835,539 during the six months ended June 30, 2023 compared to the same period in 2022 due to the decrease in fair value of the Public Warrants as of June 30, 2023.

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

As of June 30, 2023, we had cash and cash equivalents of $6,624,736 as compared to $2,880,254 as of December 31, 2022. Our cash flows from operations are not sufficient to fund our current operating model and expansion plans. On the second anniversary of the Closing Date, the Company must also, under certain circumstances, redeem the maximum portion of the Preferred Stock as permitted by law in cash at an amount equal to the Original Issuance Price as of such date. Notwithstanding the foregoing, the Company shall not be required to redeem any shares of Preferred Stock to the extent the Company does not have legally available funds to effect such redemption.

In connection with the Business Combination, we received cash of $3,243,079, prior to deducting transaction and issuance costs.

Until we can generate sufficient revenue to cover our operating expenses, working capital, and capital expenditures, we will rely on funds raised from the closing of the Business Combination, from the $9,225,000 of Company Notes and Warrants issued in June 2023, from the $11,400,000 of Company Notes issued prior to the Closing, from the Lincoln Park Purchase Agreement pursuant to which Lincoln Park has agreed to purchase from the Company, at the sole discretion of the Company, up to $100,000,000 of Common Stock from time to time over a 48-month period.

We would also obtain additional funds if the holders of our Public Warrants and Private Placement Warrants were to exercise their warrants. However, the exercise price for our Public Warrants and our Private Placement Warrants is $11.50 per share of Common Stock and $1.03 per share of Common Stock, respectively, which exceeds $0.599, the closing price of our Common Stock on the NYSE American on August 4, 2023. The likelihood that Warrant holders will exercise the Warrants and any cash proceeds that we would receive is dependent upon the market price of our Common Stock. If the market price for our Common Stock is less than the exercise price per share, we believe warrant holders will be unlikely to exercise their warrants.

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

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the periods presented.

	Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(8,699,808)	$(4,730,270)
Net cash used in investing activities	(825,872)	(185,472)
Net cash provided by financing activities	13,270,162	402,816

Cash flows from operating activities

Our cash flows used in operating activities to date have been primarily comprised of costs related to research and development, selling and marketing, and other general and administrative activities. We expect our expenses related to personnel, research and development, selling and marketing, and general and administrative activities to increase as a result of operating as a public company.

Net cash used in operating activities was $8,699,808 and $4,730,270 for the six months ended June 30, 2023 and 2022, respectively. The increase in net cash flows used in operating activities is primarily driven by net loss, changes in working capital, an increase in our inventory reserve and an increase in our stock-based compensation expense, offset by the change in fair value of warrant liabilities.

Cash flows from investing activities

Our cash flows from investing activities have been comprised primarily of purchases of equipment and installation of improvements to our leased facilities and headquarters.

Net cash used in investing activities was $825,872 and $185,472 for the six months ended June 30, 2023 and 2022, respectively. The increase was primarily due to increased purchases of equipment to build out our production line.

Cash flows from financing activities

We have financed our operations primarily through the sale of preferred stock and promissory notes.

Net cash provided by financing activities was $13,270,162 and $402,816 for the six months ended June 30, 2023 and 2022, respectively. The increase is comprised of proceeds received from the issuance of convertible promissory notes and warrants, the proceeds received from the Closing of the Business Combination, partially offset by payments of transaction costs associated with the Business Combination.

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

The following tables present our key performance indicators for the three months ended.

	Three Months Ended June 30,
	2023	2022	$ Change
Revenues	$1,054,062	$47,375	$1,006,687
Total gross margin	(1,431,202)	(1,219,517)	(211,685)
EBITDA(1)	(6,007,916)	(3,751,569)	(2,256,347)
Capital expenditures	(481,071)	(83,091)	(397,980)
Free cash flow(1)	(5,130,306)	(2,910,144)	(2,220,162)

The following tables present our key performance indicators for the six months ended.

	Six Months Ended June 30,
	2023	2022	$ Change
Revenues	$1,524,051	$137,375	$1,386,676
Total gross margin	(2,173,650)	(1,684,569)	(489,081)
EBITDA(1)	(10,681,745)	(5,894,648)	(4,787,097)
Capital expenditures	(825,872)	(185,472)	(640,400)
Free cash flow(1)	(9,525,680)	(4,915,742)	(4,609,938)

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

Reconciliation

The following table reconciles our net loss (the most directly comparable GAAP measure to EBITDA) to EBITDA for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(6,106,712)	$(3,895,551)	$(10,874,229)	$(6,183,345)
Interest (income) expense, net	(105)	(1,507)	(32,532)	(2,089)
Income tax expense	—	—	—	—
Depreciation and amortization	98,901	145,489	225,016	290,786
EBITDA	$(6,007,916)	$(3,751,569)	$(10,681,745)	$(5,894,648)

The following table reconciles our net cash used in operating activities (the most directly comparable GAAP measure to Free Cash Flow) to Free cash flow for the three months ended:

	Three Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(4,649,235)	$(2,827,053)
Capital expenditures	(481,071)	(83,091)
Free cash flow	$(5,130,306)	$(2,910,144)

The following table reconciles our net cash used in operating activities (the most directly comparable GAAP measure to Free Cash Flow) to Free cash flow for the six months ended:

	Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(8,699,808)	$(4,730,270)
Capital expenditures	(825,872)	(185,472)
Free cash flow	$(9,525,680)	$(4,915,742)

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

There have been no significant changes to our accounting policies during the three and six months ended June 30, 2023, as compared to the critical accounting policies described in our audited financial statements of Legacy Nuburu for the years ended December 31, 2022 and 2021 included in the Amendment No. 1 to the Form 8-K filed with the SEC on March 31, 2023. We believe that the accounting policies discussed in the audited financial statements of Legacy Nuburu are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective. Accordingly, management believes that the financial statements included in this quarterly report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None other than as set forth in the Current Reports on Form 8-K we filed with the SEC on February 6, 2023, as amended, March 10, 2023, June 13, 2023 and June 29, 2023, which are hereby incorporated by reference.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this on Form 10-Q.

		Incorporated by Reference
No.	Description of Exhibit	Form	File No.	Exhibit No.	Filing Date
2.1†	Business Combination Agreement, dated as of August 5, 2022, by and among Tailwind Acquisition Corp., Compass Merger Sub, Inc. and Nuburu, Inc.	8-K	001-39489	2.1	August 8, 2022
3.1	Amended and Restated Bylaws of the Company.	8-K	001-39489	3.2	September 9, 2020
3.2	Amended and Restated Certificate of Incorporation of the Company.	8-K	001-39489	3.1	February 6, 2023
3.3	Certificate of Designations of the Company.	8-K	001-39489	3.3	February 6, 2023
4.1	Form of Convertible Promissory Note.	8-K	001-39489	4.1	June 13, 2023
4.2	Form of Warrant to Purchase Shares of Common Stock.	8-K	001-39489	4.2	June 13, 2023
10.1	Note and Warrant Purchase Agreement dated June 12, 2023.	8-K	001-39489	10.1	June 13, 2023
10.2	Registration Rights and Lock-up Agreement dated June 12, 2023.	8-K	001-39489	10.2	June 13, 2023
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

Date: August 11, 2023	Nuburu, Inc.

	By:	/s/ Mark Zediker
	Name:	Dr. Mark Zediker
	Title:	Chief Executive Officer, Co-Founder and Director
(Principal Executive Officer)

	By:	/s/ Brian Knaley
	Name:	Brian Knaley
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)