Form 10-Q
period 2023-09-30
Nuburu, Inc.
filed 2023-11-09
CIK 1814215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 3, 2023, the registrant had 35,570,461 shares of common stock, $0.0001 par value per share, outstanding.

NUBURU, INC.

FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this "Quarterly Report") contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risk and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements about:

•
our success in retaining or recruiting, or changes required in, our officers, key employees or directors;
•
our public securities’ potential liquidity and trading;
•
the ability to maintain the listing of our common stock, par value $0.0001 par value per share (the “Common Stock”), or the 16,710,785 whole warrants of the Company sold to public investors in the IPO as part of the units (the “Public Warrants”) on a securities exchange;
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
•
our ability to obtain additional financing, including under that certain Purchase Agreement by and among the Company, Legacy Nuburu and Lincoln Park Capital Fund, LLC (“Lincoln Park”), dated as of August 5, 2022 (as it may be amended, supplemented or otherwise modified from time to time, the “Lincoln Park Purchase Agreement”);
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

Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements, which speak only as of the date hereof. The forward-looking statements contained in this Quarterly Report are based on our current expectations and beliefs concerning future developments and their potential effects on our business. There can be no assurance that future developments affecting our business will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control), or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors under the heading "Risk Factors" in the Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2022 (our "Annual Report") as well as the following important factors:

•
our inability to obtain financing, including under the Lincoln Park Purchase Agreement;
•
our inability to protect our intellectual property;
•
whether the market embraces our products;
•
whether we achieve full commercialization in a timely manner;
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
•
our ability to retain or recruit key employees;
•
costs related to being a public company;
•
changes in applicable laws or regulations;
•
the possibility that we may be adversely affected by economic, business or competitive factors;
•
the impact of the COVID-19 pandemic, including any mutations or variants thereof, and its effect on business and financial conditions;
•
volatility in the financial sector and markets caused by geopolitical and economic factors; and
•
other risks and uncertainties set forth under the heading “Risk Factors” in Part II, Item 1A and elsewhere in this Quarterly Report and our Annual Report.

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

Frequently Used Terms

Unless otherwise stated in Item 1. Financial Statements and accompanying footnotes, or the context otherwise requires, references in this Quarterly Report to:

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

“Exchange Ratios” are to the quotients as defined in, and calculated in accordance with, the Business Combination Agreement, which was included as an exhibit to our Current Report on Form 8-K (File No. 001-39489) filed with the SEC on February 6, 2023;

“Legacy Nuburu” are to Nuburu Subsidiary, Inc., a Delaware corporation (f/k/a Nuburu, Inc. before the Closing Date);

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

Unless the context otherwise requires, all references in this section to “Nuburu,” the “Company,” “we,” “us,” “our,” and other similar terms refer to: (i) Legacy Nuburu and its subsidiaries prior to the Closing, and (ii) Nuburu, Inc., a Delaware corporation, and its consolidated subsidiary, Nuburu Subsidiary, Inc., after the Closing.

PART 1 – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

NUBURU, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,626,730	$2,880,254
Accounts receivable, net	469,904	327,200
Inventories, net of allowance of $1,047,830 and $292,990, respectively	1,086,741	972,695
Deferred financing costs	65,000	4,258,515
Prepaid expenses and other current assets	579,244	46,737
Total current assets	3,827,619	8,485,401
Property and equipment, net	4,763,058	3,771,849
Construction in progress	59,672	188,912
Right-of-use assets	410,188	641,651
Other assets	34,359	34,359
TOTAL ASSETS	$9,094,896	$13,122,172

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$4,184,347	$4,456,587
Accrued expenses	1,669,842	2,312,118
Current portion of operating lease liability	366,033	343,049
Contract liabilities	230,075	178,750
Current portion of convertible notes payable	—	7,300,000
Total current liabilities	6,450,297	14,590,504
Operating lease liability	95,409	373,907
Convertible notes payable	6,713,241	—
Warrant liabilities	334,216	—
TOTAL LIABILITIES	13,593,163	14,964,411
Commitments and Contingencies (Note 6)
Stockholders’ Equity (Deficit)
Convertible preferred stock, $0.0001 par value; 50,000,000 shares authorized; 3,038,905 and 23,237,703 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	304	4,040
Common stock, $0.0001 par value; 250,000,000 shares authorized; 35,554,624 and 5,556,857 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	3,555	1,077
Additional paid-in capital	72,649,712	59,344,952
Accumulated deficit	(77,151,838)	(61,192,308)
Total Stockholders’ Equity (Deficit)	(4,498,267)	(1,842,239)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$9,094,896	$13,122,172

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NUBURU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$186,743	$868,153	$1,710,794	$1,005,528
Cost of revenue	1,115,703	1,832,036	4,813,404	3,653,980
Gross margin	(928,960)	(963,883)	(3,102,610)	(2,648,452)
Operating expenses:
Research and development	1,348,450	1,066,161	4,300,166	2,684,694
Selling and marketing	523,627	95,670	1,066,289	603,629
General and administrative	2,335,605	1,757,104	8,409,877	4,131,477
Total operating expenses	4,207,682	2,918,935	13,776,332	7,419,800
Loss from operations	(5,136,642)	(3,882,818)	(16,878,942)	(10,068,252)
Interest income	46,998	14,875	91,914	19,178
Interest expense	(162,765)	(55,276)	(175,149)	(57,490)
Other income, net	167,108	—	1,002,647	—
Loss before provision for income taxes	$(5,085,301)	$(3,923,219)	$(15,959,530)	$(10,106,564)
Provision for income taxes	—	—	—	—
Net loss and comprehensive loss	$(5,085,301)	$(3,923,219)	$(15,959,530)	$(10,106,564)
Net loss per share, basic and diluted	$(0.14)	$(0.71)	$(0.50)	$(1.86)
Weighted-average common shares used to compute net loss per share attributable to common stockholders, basic and diluted	35,425,105	5,537,557	31,955,539	5,421,056

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NUBURU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

(UNAUDITED)

	Convertible Preferred Stock		Common Stock
	Shares(1)	Amount	Shares(1)	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance as of December 31, 2022	23,237,703	$4,040	5,556,857	$1,077	$59,344,952	$(61,192,308)	$(1,842,239)
Issuance of Common Stock and Series A preferred stock upon conversion of convertible notes in connection with the reverse recapitalization	1,361,787	136	1,361,787	136	11,575,014	—	11,575,286
Conversion of Legacy Nuburu convertible preferred stock into Common Stock in connection with the reverse recapitalization	(23,237,703)	(4,040)	23,237,703	2,323	1,717	—	—
Issuance of Common Stock and Series A preferred stock upon the reverse recapitalization, net of issuance costs	1,481,666	148	3,233,745	(197)	(3,257,476)	—	(3,257,525)
Issuance of Common Stock and Series A preferred stock to satisfy certain reverse recapitalization costs	195,452	20	195,452	20	(40)	—	—
Recognition of Public Warrants upon the reverse recapitalization	—	—	—	—	(1,336,863)	—	(1,336,863)
Stock-based compensation	—	—	—	—	463,978	—	463,978
Net loss	—	—	—	—	—	(4,767,517)	(4,767,517)
Balance as of March 31, 2023	3,038,905	$304	33,585,544	$3,359	$66,791,282	$(65,959,825)	$835,120
Issuance of Common Stock from option exercises	—	—	5,153	1	6,998	—	6,999
Issuance of Common Stock from releases of restricted stock units	—	—	15,625	2	(2)	—	—
Issuance of Common Stock from the Lincoln Park Purchase Agreement	—	—	1,681,898	167	2,099,830	—	2,099,997
Issuance of Common Stock warrants in connection with the 2023 Note and Warrant Purchase Agreement (net of issuance cost of $160,345)	—	—	—	—	2,351,414	—	2,351,414
Stock-based compensation	—	—	—	—	796,783	—	796,783
Net loss	—	—	—	—	—	(6,106,712)	(6,106,712)
Balance as of June 30, 2023	3,038,905	$304	35,288,220	$3,529	$72,046,305	$(72,066,537)	$(16,399)
Issuance of Common Stock from releases of restricted stock units	—	—	326,579	32	(32)	—	—
Restricted stock units used for tax withholdings	—	—	(60,175)	(6)	(31,589)	—	(31,595)
Stock-based compensation	—	—	—	—	635,028	—	635,028
Net loss	—	—	—	—	—	(5,085,301)	(5,085,301)
Balance as of September 30, 2023	3,038,905	$304	35,554,624	$3,555	$72,649,712	$(77,151,838)	$(4,498,267)

	Convertible Preferred Stock		Common Stock
	Shares(1)	Amount	Shares(1)	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance as of December 31, 2021	23,196,296	$4,036	5,153,286	$999	$56,646,247	$(47,063,207)	$9,588,075
Issuance of Legacy Nuburu Series C preferred stock	41,407	4	—	—	188,886	—	188,890
Issuance of Legacy Nuburu common stock from option exercises	—	—	370,395	72	107,788	—	107,860
Stock-based compensation	—	—	—	—	69,455	—	69,455
Net loss	—	—	—	—	—	(2,287,794)	(2,287,794)
Balance as of March 31, 2022	23,237,703	$4,040	5,523,681	$1,071	$57,012,376	$(49,351,001)	$7,666,486
Issuance of Legacy Nuburu common stock from option exercises	—	—	1,396	—	6,066	—	6,066
Stock-based compensation	—	—	—	—	1,197,233	—	1,197,233
Net loss	—	—	—	—	—	(3,895,551)	(3,895,551)
Balance as of June 30, 2022	23,237,703	$4,040	5,525,077	$1,071	$58,215,675	$(53,246,552)	$4,974,234
Issuance of Legacy Nuburu common stock from option exercises	—	—	25,770	5	7,495	—	7,500
Stock-based compensation	—	—	—	—	600,160	—	600,160
Net loss	—	—	—	—	—	(3,923,219)	(3,923,219)
Balance as of September 30, 2022	23,237,703	$4,040	5,550,847	$1,076	$58,823,330	$(57,169,771)	$1,658,675

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

NUBURU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(15,959,530)	$(10,106,564)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	369,971	380,539
Stock-based compensation	1,895,789	1,866,848
Change in fair value of warrant liabilities	(1,002,647)	—
Excess and obsolete inventory reserve adjustments	868,002	269,893
Inventory lower of cost and net realizable value adjustments	(113,162)	(548,190)
Changes in operating assets and liabilities:
Accounts receivable	(142,704)	(520,450)
Inventories	(957,916)	(381,503)
Prepaid expenses and other current assets	(492,507)	(13,181)
Operating lease right-of-use asset	231,463	218,076
Accounts payable	2,695,273	1,107,378
Accrued expenses	(447,024)	587,103
Contract liabilities	51,325	86,175
Operating lease liability	(255,514)	(233,960)
Net cash used in operating activities	(13,259,181)	(7,287,836)
Cash Flows from Investing Activities:
Purchase of property and equipment	(1,142,910)	(282,275)
Net cash used in investing activities	(1,142,910)	(282,275)
Cash Flows from Financing Activities:
Proceeds from issuance of Legacy Nuburu convertible promissory notes	4,100,000	5,300,000
Proceeds from issuance of convertible promissory notes and warrants	9,225,000	—
Proceeds from the exercise of stock options	6,999	121,426
Restricted stock units used for tax withholdings	(31,595)	—
Proceeds from the issuance of Legacy Nuburu preferred stock	—	188,890
Proceeds from reverse recapitalization	3,243,079	—
Proceeds from the issuance of preferred stock	5,000	—
Proceeds from issuance of Common Stock from the Lincoln Park Purchase Agreement	2,099,997	—
Payment of transaction costs related to the reverse recapitalization	(4,734,913)	—
Repayment of related party convertible promissory notes	(675,000)	—
Payment of offering costs related to the 2023 Note and Warrant Purchase Agreement	(25,000)	—
Payment of deferred financing costs	(65,000)	—
Net cash provided by financing activities	13,148,567	5,610,316
NET CHANGE IN CASH DURING THE PERIOD	(1,253,524)	(1,959,795)
CASH AND CASH EQUIVALENTS ―BEGINNING OF PERIOD	2,880,254	6,007,575
CASH AND CASH EQUIVALENTS ―END OF PERIOD	$1,626,730	$4,047,780
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$934,583
Deferred financing costs included in accounts payable and accrued expenses	$—	$2,834,802
Transaction costs related to the reverse recapitalization not yet paid	$1,007,439	$—
Convertible promissory notes and warrants issuance costs included in accounts payable and accrued expenses	$160,345	$—
Issuance of Common Stock upon conversion of preferred stock in connection with the reverse recapitalization	$11,575,286	$—

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NUBURU, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. BACKGROUND AND ORGANIZATION

Nuburu, Inc. (“Nuburu” or the “Company”) and its wholly-owned subsidiary Nuburu Subsidiary, Inc., is a leading innovator in high-power, high-brightness blue laser technology that is focused on bringing breakthrough improvements to a broad range of high-value applications including welding and 3D printing.

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

Going Concern and Liquidity

The Company devotes its efforts to business planning, research and development, and raising capital. The Company is an emerging growth company that has not yet achieved full commercialization and is expected to incur losses until it does.

From inception through September 30, 2023, the Company has incurred operating losses and negative cash flows from operating activities. For the nine months ended September 30, 2023 and 2022, the Company has incurred operating losses, including net losses of $15,959,530 and $10,106,564, respectively, and the Company has an accumulated deficit of $77,151,838 as of September 30, 2023, which factors raise substantial doubt about the Company's ability to continue as a going concern. The Company expects to continue to expand our operations, including by investing in manufacturing, sales and marketing, research and development and infrastructure to support our growth. The Company anticipates that we will incur net losses for the foreseeable future and, even if we increase our revenue, there is no guarantee that we will ever become profitable.

Until we can generate sufficient revenue to cover our operating expenses, working capital, and capital expenditures, we will rely on funds raised from the closing of the Business Combination, from the $9,225,000 of Convertible Notes and Warrants issued in June 2023, from the $11,400,000 of Legacy Nuburu convertible notes (the "Company Notes") issued prior to the Closing, from the Lincoln Park Purchase Agreement pursuant to which Lincoln Park has agreed to purchase from the Company, at the sole discretion of the Company, up to $100,000,000 of Common Stock from time to time over a 48-month period.. In accordance with the Lincoln Park Purchase Agreement, Lincoln Park has purchased, at the option of the Company, approximately $2,100,000 of Common Stock during the nine months ended September 30, 2023 but is not required to purchase shares if the Company's stock price falls below $1.00 per share.

The Company plans to finance its operations with proceeds from the issuance and sale of equity securities or debt; however, there is no assurance that management's plans to obtain additional debt or equity financing will be successfully implemented or implemented on terms favorable to the Company.

Certain Significant Risks and Uncertainties

The Company’s current business activities consist of business planning, research and development efforts to design and develop high-power, high-brightness blue laser technology, and capital raising to finance the Company through full commercialization. The Company is subject to the risks associated with such activities, including the need to further develop its technology and its marketing and distribution channels; further develop its supply chain and manufacturing; and hire additional management and other key personnel. Successful completion of the Company’s development program and, ultimately, the attainment of profitable operations, are dependent upon future events, including its ability to access potential markets and secure long-term financing.

As of the date of issuance of the financial statements, the Company’s operations have not been significantly impacted by the COVID-19 pandemic; however, the Company continues to monitor the situation. While the Company’s results of operations, cash flows and financial condition could be negatively impacted, the extent of the impact cannot be reasonably estimated at this time.

The impact of the Russian invasion of Ukraine (and the related sanctions imposed by the United States and other countries) on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results, and cash flows for the periods presented.

The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or any future period. These unaudited condensed consolidated financial statements and their notes should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 31, 2023 and the audited financial statements of Legacy Nuburu for the years ended December 31, 2022 and 2021 included in the Amendment No. 1 to the Form 8-K filed with the SEC on March 31, 2023.

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

NOTE 4. BALANCE SHEET COMPONENTS

Inventories, Net

Inventories, net as of September 30, 2023 and December 31, 2022 consisted of the following:

	September 30, 2023	December 31, 2022
Raw materials and supplies	$1,333,199	$1,011,421
Work-in-process	506,894	15,213
Finished goods	294,478	239,051
Inventories, gross	2,134,571	1,265,685
Less: inventory reserve	(1,047,830)	(292,990)
Inventories, net	$1,086,741	$972,695

The Company did not record any lower of cost or net realizable value charges during the three or nine months ended September 30, 2023 and 2022, respectively. The Company did not write down inventory due to scrap during the three months ended September 30, 2023 and 2022, respectively, and wrote down inventory due to scrap of $32,204 and $51,034 during the nine months ended September 30, 2023 and 2022, respectively.

Property and Equipment, Net

Property and equipment, net as of September 30, 2023 and December 31, 2022 consisted of the following:

	September 30, 2023	December 31, 2022
Machinery and equipment	$6,120,307	$4,827,626
Leasehold improvements	898,666	810,248
Furniture and office equipment	205,897	180,747
Computer equipment and software	196,488	136,282
Property and equipment, gross	7,421,358	5,954,903
Less: accumulated depreciation and amortization	(2,658,300)	(2,183,054)
Property and equipment, net	$4,763,058	$3,771,849

Depreciation and amortization expense related to property and equipment was $144,955 and $99,897 during the three months ended September 30, 2023 and 2022, respectively, and $369,971 and $380,539 during the nine months ended September 30, 2023 and 2022, respectively.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of September 30, 2023 and December 31, 2022 consisted of the following:

	September 30, 2023	December 31, 2022
Prepaid insurance	$245,367	$—
Prepaid equipment	198,600	—
Other prepaid assets	122,003	34,889
Other current assets	13,274	11,848
Total prepaid expenses and other current assets	$579,244	$46,737

Accrued Liabilities

Accrued liabilities as of September 30, 2023 and December 31, 2022 consisted of the following:

	September 30, 2023	December 31, 2022
Accrued payroll and related benefits	$660,454	$636,009
Accrued legal, accounting and professional fees	143,227	548,569
Accrued transaction costs related to the reverse recapitalization	503,600	651,818
Accrued taxes payable	66,959	108,516
Accrued interest	175,149	175,288
Other	120,453	191,918
Total accrued expenses	$1,669,842	$2,312,118

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

The Company’s financial instruments that are carried at fair value consists of Level 1 assets and liabilities. Level 1 assets include highly liquid bank deposits and money market funds, which were not material as of September 30, 2023 and December 31, 2022. Level 1 liabilities include the Public Warrants and are classified as Level 1 due to the use of an observable market quote in an active market. The Company measured the fair value of the Public Warrants on the date of the Closing of the Business Combination based on the close price of the Public Warrant price. During the three and nine months ended September 30, 2023, no warrants were exercised.

The gains and losses from re-measurement of Level 1 financial liabilities are recorded as part of other (expense) income, net in the condensed consolidated statements of operations and comprehensive loss. During the three and nine months ended September 30, 2023, the Company recorded a gain of $167,108 and $1,002,647, respectively, related to the change in fair value of the Public Warrants from the Closing to the end of the period. There were no transfers between Level 1, Level 2 and Level 3 in any periods presented.

The following table sets forth the fair value of the Company’s financial liabilities by level within the fair value hierarchy:

	At September 30, 2023
	Level 1	Level 2	Level 3	Total
Public Warrants	$334,216	$—	$—	$334,216

The following table sets forth a summary of the changes in fair value of the Company’s Level 1 financial liabilities:

	Three months ended September 30,	Nine months ended September 30,
	2023	2023
Fair value, beginning of period	$501,324	$—
Recognition of Public Warrants upon the reverse recapitalization	—	1,336,863
Change in fair value	(167,108)	(1,002,647)
Fair value as of September 30, 2023	$334,216	$334,216

NOTE 6. COMMITMENTS AND CONTINGENCIES

Operating Lease

The Company leases office space in Centennial, Colorado under a noncancelable operating lease agreement. The Company leases and occupies approximately 27,900 square feet of office space. The original term of the lease expires in December 2024. In recognition of the ROU asset and the related lease liability as of September 30, 2023, the options to extend the lease term have not been included as the Company was not reasonably certain to exercise any such option.

As of September 30, 2023 and September 30, 2022, the weighted-average remaining lease term was 1.3 years and 2.3 years, respectively, and the weighted-average discount rate used is 5.5% and 5.5%, respectively.

During the three and nine months ended September 30, 2023 and September 30, 2022, the Company recognized the following lease costs arising from the lease transaction:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease cost	$85,036	$85,036	$255,109	$255,109

The Company recognized the following cash flow transactions arising from lease transactions:

	Nine Months Ended September 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities	$279,160	$270,993
Right-of-use assets obtained in exchange for new operating lease liabilities	—	934,584

On September 30, 2023, the future payments and interest expense for the operating leases are as follows:

Year Ending December 31,	Future Payments
The remainder of 2023	$93,053
2024	383,383
Total undiscounted cash flows	476,436
Less: imputed interest	(14,994)
Present value of lease liabilities	$461,442

Legal Proceedings

In the normal course of business, the Company may become involved in legal proceedings. The Company will accrue a liability for legal proceedings when it is probable that a liability has been incurred and the amount can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. At September 30, 2023 and December 31, 2022, the Company was not involved in any material legal proceedings.

Purchase Commitments

As of September 30, 2023, the Company had $589,331 in outstanding firm purchase commitments to acquire inventory and research and development parts from suppliers for the Company's ongoing operations.

NOTE 7. REVENUE

The Company’s primary revenue-generating activity involves sales of high-powered lasers and and related installation services. The Company has sales to customers throughout the U.S., Europe, and Asia. All sales are settled in U.S. dollars.

The following table presents revenue disaggregated by geography:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
United States	$186,743	$733,903	$1,423,809	$858,903
Asia	—	—	116,485	—
Europe	—	134,250	170,500	146,625
Total	$186,743	$868,153	$1,710,794	$1,005,528

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

The Company allocates the transaction price based on the estimated relative standalone selling prices of the promised products or services underlying each performance obligation. The Company determines standalone selling prices based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions, the Company estimates the standalone selling price taking into account available information such as market conditions and internally approved standard pricing related to the performance obligations.

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

Contract liabilities consist of customer deposits that are applied to invoices as the performance obligation is performed. Accounts receivable and contract liabilities as of September 30, 2023 and December 31, 2022, were as follows:

	Accounts Receivable	Contract Liabilities
December 31, 2022	$327,200	$178,750
September 30, 2023	469,904	230,075

During the three months ended September 30, 2023 and 2022, the Company recognized nil and $84,270 of revenue that was included in the contract liabilities balance at the beginning of the reporting period, respectively. During the nine months ended September 30, 2023 and 2022, the Company recognized $32,500 and nil of revenue that was included in the contract liabilities balance at the beginning of the reporting period, respectively.

The Company recognizes freight and shipping costs associated with outbound freight after control over a product has transferred to a customer, as a fulfillment cost and includes those costs in materials within cost of revenue. Revenue received from shipping and handling fees is reflected in net revenue.

The Company's standard terms and conditions which are applicable to the Company's contracts covering the sale of its products include warranty provisions that provide assurance to its customers that the products will comply with agreed upon specifications, which is standard in the industry. The product warranty is accounted for in accordance with the guidelines under ASC 460-10, Guarantees. Therefore, losses from warranty obligations are accrued when the amount of loss can be reasonably estimated, and the information is available before the financial statements are issued or are available to be issued.

The Company has determined that the nature, amount, timing, and uncertainty of revenue and cash flow are most significantly affected by their customer concentration, changes in technology, and adverse changes in the economy that may have an adverse impact on the ability of customers to contract with and pay the Company.

Revenue from contracts with customers are disaggregated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue recognized at a point in time	$186,743	$866,353	$1,705,794	$1,003,728
Revenue recognized over time	—	1,800	5,000	1,800
Total	$186,743	$868,153	$1,710,794	$1,005,528

NOTE 8. CONVERTIBLE NOTES PAYABLE

Private Placement

On June 12, 2023 and June 16, 2023, the Company entered into Note and Warrant Purchase Agreements (the “Purchase Agreements”) primarily with certain investors including existing investors (each, an “Investor”) for the sale of (i) convertible promissory notes (“Convertible Notes”) in the aggregate principal amount of $9,225,000, and (ii) warrants (“Warrants," refer to Note 10, Warrants) to purchase up to 11,518,895 shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”) from the June 12, 2023 Purchase Agreement and up to 1,889,535 shares of Common Stock from the June 16, 2023 Purchase Agreement (the sale of the Convertible Notes and the Warrants together, the “Private Placement”). The Company intends to use the net proceeds (after deducting offering expenses of $160,345) from these two Purchase Agreements for general corporate purposes.

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

Series A Preferred Stock Issuances

The Company is authorized to issue 50,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2023 and December 31, 2022, there were 3,038,905 and 23,237,703 shares of preferred stock issued or outstanding, respectively.

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

Legacy Nuburu entered into an engagement letter with Anzu Partners on August 30, 2022 pursuant to which Legacy Nuburu, in recognition of past Services, (i) agreed to pay $500,000 to Anzu Partners upon the closing of the Business Combination and (ii) issued a warrant with a strike price of $0.01 per share to Anzu Partners for 500,000 shares of Preferred Stock (the “Anzu Partners Warrant”). This warrant was exercised by Anzu Partners in connection with the Closing and the $500,000 payment was made during the nine months ended September 30, 2023.

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

The allocated proceeds from the Warrants of $2,511,759 were recorded in additional paid-in capital in the condensed consolidated balance sheets.

Liability Classified Public Warrants

In connection with the closing of the Business Combination, Nuburu assumed the 16,710,785 Public Warrants outstanding on the date of Closing. As of September 30, 2023, all 16,710,785 Public Warrants remain outstanding.

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

NOTE 11. STOCK-BASED COMPENSATION

As of September 30, 2023, the Company had an active stock-based incentive compensation plan and an employee stock purchase plan: the 2022 Equity Incentive Plan (the “2022 Plan”) and the 2022 Employee Stock Purchase Plan (the “ESPP”). All new equity compensation grants are issued under these two plans; however, outstanding awards previously issued under inactive plans will continue to vest and remain exercisable in accordance with the terms of the respective plans.

The 2022 Plan provides for the grant of stock and stock-based awards including stock options, restricted stock, restricted stock units, performance awards, and stock appreciation rights. As of September 30, 2023, there are 4.1 million shares available for grant under the 2022 Plan and 0.4 million shares available for grant under the ESPP.

Stock-Based Compensation Expense

Total stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations and comprehensive loss is classified as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenue	$167,899	$357,872	$522,627	$754,770
Research and development	145,848	37,971	480,131	85,322
Selling and marketing	81,901	13,212	181,413	58,243
General and administrative	239,380	191,105	711,618	968,513
Total stock-based compensation expense	$635,028	$600,160	$1,895,789	$1,866,848

The Company’s stock-based compensation expense is based on the value of the portion of stock-based payment awards that are ultimately expected to vest. During the three months ended September 30, 2023 and 2022, stock-based compensation relating to stock-based awards granted to consultants was $149,434 and $119,498, respectively. During the nine months ended September 30, 2023 and 2022, stock-based compensation relating to stock-based awards granted to consultants was $411,602 and $841,021, respectively.

Restricted Stock Units

The Company grants Restricted Stock Units ("RSUs") to its employees for their services with a liquidity event requirement. The RSUs granted to employees vest over a period of time from the grant date and are subject to the participants continuing service to the Company over the period.

	RSUs
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2022	542,706	$6.11
RSUs granted	887,997	$1.92
RSUs vested	(342,204)	$4.36
RSUs forfeited	(132,446)	$1.15
Unvested at September 30, 2023	956,053	$1.48

The total grant date fair value of RSUs awarded was $1,709,217 and $3,316,950 for the nine months ended September 30, 2023 and 2022, respectively. The total grant date fair value of RSUs vested was $1,490,805 and nil during the nine months ended September 30, 2023 and 2022, respectively.

As of September 30, 2023, total unrecognized stock-based compensation costs related to RSUs were $3,002,160, which are expected to be recognized over a remaining weighted average period of 2.4 years. As of September 30, 2023, all of the RSUs are expected to vest.

Stock Options

The Company's outstanding stock options generally expire 10 years from the date of grant and are exercisable when the options vest, generally over four years, the majority of which vest at a rate of 25% on the first anniversary of the grant date, with the remainder vesting ratably each month over the next three years. A summary of stock option activity is as follows:

	Number of Stock Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2022	3,133,270	$4.35	7.9	$5,484,316
Options granted	4,758,417	$0.50
Options exercised	(5,153)	$1.36
Options cancelled or forfeited	(60,282)	$5.06
Options outstanding at September 30, 2023	7,826,252	$2.01	8.8	$76,189
Options exercisable at September 30, 2023	2,378,672	$3.56	7.0	$19,239
Options vested and expected to vest at September 30, 2023	7,826,252	$2.01	8.8	$76,189

The weighted-average grant date fair value of options granted to employees and consultants was $0.50 and $1.44 per share for the nine months ended September 30, 2023 and 2022, respectively.

Aggregate intrinsic value represents the difference between the estimated fair value of the underlying Common Stock and the exercise price of outstanding, in-the-money options. The aggregate intrinsic value of options exercised was $1,040 and $2,308,402 for the nine months ended September 30, 2023 and 2022, respectively.

As of September 30, 2023, total unrecognized stock-based compensation cost related to stock options was $2,493,083, which is expected to be recognized over a weighted-average period of 2.4 years.

Determining the appropriate fair value of stock based awards requires the input of subjective assumptions including the fair value of the Company’s Common Stock, the expected life of the option, and expected stock price volatility. The Company used the Black Scholes option pricing model to value its stock option awards.

The Company estimates the fair value of the options utilizing the Black-Scholes option pricing model, which is dependent upon several variables, including expected option term, expected volatility of the Company’s share price over the expected term, expected risk-free interest rate over the expected option term, and expected dividend yield rate over the expected option term, and actual forfeiture rates. A summary of the assumptions Legacy Nuburu utilized for option grants during the nine months ended September 30, 2023 and 2022, respectively, are as follows:

	Nine Months Ended September 30,
	2023	2022
Expected term (in years)	1.0-5.0	5.0
Expected volatility	44.9%-47.4%	36.0%
Risk-free interest rate	3.8%-5.4%	2.2%
Expected dividend yield	0.0%	0.0%

NOTE 12. INCOME TAX

Due to its current operating losses, the Company recorded zero income tax expense during the three and nine months ended September 30, 2023 and 2022. During these periods, the Company’s activities were limited to U.S. federal and state tax jurisdictions, as it does not have any significant foreign operations.

Due to the Company’s history of cumulative losses and after considering all the available objective evidence, management concluded that it is not more likely than not that all of the Company’s net deferred tax assets will be realized in the future. Accordingly, the Company’s deferred tax assets, which include net operating loss (“NOL”) carryforwards and tax credits related primarily to research and development, continue to be subject to a valuation allowance as of September 30, 2023. The Company expects to continue to maintain a full valuation allowance until there is sufficient evidence to support recoverability of its deferred tax assets.

Utilization of the NOL carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended, and similar state provisions. Generally, in addition to certain entity reorganizations, the limitation applies when one or more "5-percent stockholders" increase their ownership, in the aggregate, by more than 50 percentage points over a 36-month time period testing period, or beginning the day after the most recent ownership change, if shorter. The Company has determined that a Section 382 change in ownership occurred during the three months ended September 30, 2023. As a result of this change in ownership, we expect that certain of the Company's NOLs may not be utilized in the future to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. However, due to the full valuation allowance recorded as of September 30, 2023, the limitation does not affect the Company's results of operations for the periods presented.

NOTE 13. NET LOSS PER SHARE

Diluted earnings per share (“EPS”) includes the dilutive effect of Common Stock equivalents and is computed using the weighted-average number of Common Stock and Common Stock equivalents outstanding during the reporting period. Diluted EPS for the three and nine months ended September 30, 2023 and 2022 excluded Common Stock equivalents because the effect of their inclusion would be anti-dilutive or would decrease the reported loss per share. The following table sets forth securities outstanding that could potentially dilute the calculation of diluted earnings per share:

	For the Nine Months Ended September 30,
	2023	2022
Stock options outstanding	7,826,252	3,153,890
Warrants to purchase Common Stock - liability classified	16,710,785	—
Warrants to purchase Common Stock - equity classified	13,408,430	1,167,557
Unvested restricted stock units	956,053	542,706
If-converted Common Stock from Series A Preferred Stock(1)	6,077,810	—
If-converted Common Stock from convertible notes	13,426,430	—
If-converted common shares from Legacy Nuburu convertible notes	—	23,331
Total	58,405,760	4,887,484

(1) Assumes that all shares of Series A Preferred Stock are converted into Common Stock at a conversion rate equal to $10.00 divided by $5.00, representing the maximum number of shares issuable to holders of Series A Preferred Stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The interim financial statements included in this Quarterly Report and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2022, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Annual Report filed with the SEC on March 31, 2023 and the audited financial statements of Legacy Nuburu for the years ended December 31, 2022 and 2021 included in the Amendment No. 1 to Form 8-K filed with the SEC on March 31, 2023. In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are subject to risks and uncertainties, including those under “Risk Factors” in this Quarterly Report and our Annual Report that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements.

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

Company Overview

Nuburu, Inc. is a leading innovator in high-power, high-brightness blue laser technology that is focused on bringing breakthrough improvements to a broad range of high-value applications, including welding and 3D printing. By delivering increased speed and quality we hope to enhance productivity and cost efficiency for manufacturers in the e-mobility, consumer electronics, aerospace and defense, and 3D printing markets as well as to find additional applications currently not yet serviced by existing laser technologies.

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

A fundamental physical characteristic is that metals absorb blue laser light better than infrared laser light. In the case of materials such as gold, copper, silver and aluminum, the advantage of blue laser light is substantial. The better absorption results in substantial improvements in the quality of the part produced, the yield of parts during production and the speed at which the part can be produced. We believe that these advantages enable efficiencies in the overall productivity of the manufacturing line and can extend the life of the products produced. We also believe that these characteristics will be advantageous to our customers, whether in upgrading existing manufacturing processes or enabling entirely new approaches to manufacturing through the use of Nuburu’s laser systems in either industrial welding or 3D printing technology applications.

Nuburu is currently shipping blue laser systems for welding applications such as batteries, large screen displays, and cell phone components. Nuburu has over 190 granted and pending patents and patent applications globally, which include: blue laser applications such as welding, blue laser technologies, single mode blue laser technology, blue Raman laser technologies, addressable array technologies, and 3D printing using blue lasers. Notably, Nuburu has been awarded patent protection for the use of high-power blue lasers.

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

We have developed and trained and expect to continue to develop and train third-party distributors that provide sales and customer support functions in their specific territory, including business development and sales, application and service support and local marketing. Our distributors are, and are expected to be, an integral part of our sales and marketing strategy. The Americas region is managed from our headquarters, but we have distributor partners located in key countries worldwide to help target current and prospective customers in Asia (particularly in China, Japan, Singapore, South Korea, India, and Taiwan) and in Europe.

We generated total revenue of $186,743 and $868,153 and had net losses of $5,085,301 and $3,923,219 during the three months ended September 30, 2023 and 2022, respectively. During the nine months ended September 30, 2023 and 2022, we generated total revenue of $1,710,794 and $1,005,528 and had net losses of $15,959,530 and $10,106,564, respectively.

We expect to incur significant expenses and operating losses for the foreseeable future, as we:

•
continue our research and development efforts;
•
devote substantial resources to commercializing new products; and
•
operate as a public company.

Accordingly, we may seek to fund our operations through public or private equity financings, debt financings or other sources. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition.

The Business Combination

On January 31, 2023, we consummated the Business Combination. We received net proceeds from the Business Combination totaling $3,243,079, prior to deducting transaction and issuance costs. The cash resulting from the Business Combination is expected to be used toward our corporate growth strategy related to the commercialization of our blue laser systems and the scaling of our manufacturing operations to meet customer demand. The cash raised from the Business Combination is also expected to be used to fund investments in personnel and research and development, as well as provide liquidity for the funding of our ongoing operating expenses.

The Business Combination is accounted for as a reverse recapitalization for financial statement reporting purposes with Legacy Nuburu deemed to be the acquirer and Tailwind deemed to be the acquiree. Under this method of accounting, Tailwind will be treated as the acquired company for financial statement reporting purposes.

Being an SEC-registered and publicly traded company has required us to hire additional personnel and to implement procedures and processes to address public company regulatory requirements and customary practices. Compared to the operations of Legacy Nuburu, we have incurred and expect to incur additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees, and additional internal and external accounting, legal, and administrative resources, including increased personnel costs, audit and other professional service fees.

Key Factors Affecting Our Performance

Commercial Launch of Products

In 2022 and early 2023, we began the production and shipment of our AO-650 laser. We announced the commercial launch of the first laser in the NUBURU BLTM series, the BL-250, in January 2023. We announced the commercial launch of the BL-1Kw in June 2023. We have shifted our future focus to manufacturing and shipping the BL series.

Adoption of our Blue Laser Technology

We believe that Nuburu blue laser technology offers a superior solution to improving a variety of aspects of welding and 3D printing, particularly in the manufacturing of batteries, consumer electronics, electric vehicles, renewable energy products and displays. However, our financial results will depend on the degree to which potential and current customers recognize the benefits of our blue laser technology and invest in our products. The selection process for our products is lengthy, typically up to 22-24 months, and may require us to incur costs in pursuing opportunities with no assurance that our products will be selected.

Capital Equipment

Our business is expected to depend substantially on capital expenditures by end users, particularly by manufacturers using our products for materials processing, which includes general manufacturing, automotive (particularly electric vehicles), other transportation, aerospace, heavy industry, consumer, semiconductor, and electronics. Although applications within materials processing are broad, the capital equipment market in general is cyclical and historically has experienced sudden and severe downturns. For the foreseeable future, our operations will continue to depend upon capital expenditures by end users of materials processing equipment and will be subject to the broader fluctuations of capital equipment spending.

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

Components of Statements of Operations

Revenue

Revenue consists of revenue recognized from sales and installation services of high-powered lasers. We have customers in the United States, Europe and Asia. In all sales arrangements, revenue is recognized when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to receive in exchange for those goods or services.

Cost of Revenue

Cost of revenue primarily consists of the cost of materials, overhead and employee compensation associated with the manufacturing of our high-powered lasers. Product cost also includes lower of cost or net realizable value inventory (“LCNRV”) adjustments if the carrying value of the inventory is greater than its net realizable value. We did not record LCNRV charges for the three months ended September 30, 2023 and 2022, respectively, and we recorded LCNRV charges of $118,151 and nil during the nine months ended September 30, 2023 and 2022, respectively.

Operating Expenses

Research and Development

Research and development expenses consist primarily of compensation and related costs for personnel, including stock-based compensation, employee benefits, training, travel, third-party consulting services and laboratory supplies incurred to further our commercialization development efforts. We expense research and development costs as incurred. We anticipate research and development expenses to increase significantly as we expand our product portfolio.

Selling and Marketing

Selling and marketing expenses consist primarily of compensation and related costs for our direct sales force, sales management and marketing, and include stock-based compensation, employee benefits and travel expenses. Selling and marketing expenses also include costs related to trade shows and marketing programs. We expense selling and marketing costs as incurred. We expect selling and marketing expenses to increase in future periods as we expand our sales force, marketing, and customer support organizations and increase our participation in trade shows and marketing programs.

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

Results of Operations

The following tables set forth our operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$186,743	$868,153	$1,710,794	$1,005,528
Cost of revenue	1,115,703	1,832,036	4,813,404	3,653,980
Gross margin	(928,960)	(963,883)	(3,102,610)	(2,648,452)
Operating expenses:
Research and development	1,348,450	1,066,161	4,300,166	2,684,694
Selling and marketing	523,627	95,670	1,066,289	603,629
General and administrative	2,335,605	1,757,104	8,409,877	4,131,477
Total operating expenses	4,207,682	2,918,935	13,776,332	7,419,800
Loss from operations	(5,136,642)	(3,882,818)	(16,878,942)	(10,068,252)
Interest income	46,998	14,875	91,914	19,178
Interest expense	(162,765)	(55,276)	(175,149)	(57,490)
Other income, net	167,108	—	1,002,647	—
Loss before provision for income taxes	$(5,085,301)	$(3,923,219)	$(15,959,530)	$(10,106,564)
Provision for income taxes	—	—	—	—
Net loss and comprehensive loss	$(5,085,301)	$(3,923,219)	$(15,959,530)	$(10,106,564)

Comparison of the three months ended September 30, 2023 and 2022

	Three Months Ended September 30,
	2023	2022	$ Change
Revenue	$186,743	$868,153	$(681,410)
Cost of revenue	1,115,703	1,832,036	(716,333)
Gross margin	(928,960)	(963,883)	34,923

Revenue. Revenue decreased $681,410 during the three months ended September 30, 2023 compared to the same period in 2022. This decrease is primarily due to a decrease in the number of laser system sales during the period.

Cost of Revenue. Cost of revenue decreased $716,333 during the three months ended September 30, 2023 compared to the same period in 2022. This decrease is primarily due to decreased production of the laser systems as we focus on the manufacturing of the BL series. We also recorded a one-time charge to increase our AO-650 inventory reserve by $239,933 during the three months ended September 30, 2023 as a result of the Company's transition from producing the NUBURU AO series to producing the BLTM series.

Operating Expenses

	Three Months Ended September 30,
	2023	2022	Change
Research and development	$1,348,450	$1,066,161	$282,289
Selling and marketing	523,627	95,670	427,957
General and administrative	2,335,605	1,757,104	578,501
Total operating expenses	$4,207,682	$2,918,935	$1,288,747

Research and Development. Research and development expenses increased $282,289 during the three months ended September 30, 2023 compared to the same period in 2022. This increase is primarily due to general research and development personnel expenses.

Selling and Marketing. Selling and marketing expenses increased $427,957 during the three months ended September 30, 2023 compared to the same period in 2022. This increase is primarily due to the addition of our new Chief Marketing and Sales Officer in March 2023, while our former Chief Marketing and Sales Officer had previously departed the Company on March 31, 2022.

General and Administrative. General and administrative expenses increased $578,501 during the three months ended September 30, 2023 compared to the same period in 2022. This increase is primarily driven by increased professional fees associated with legal, compliance and accounting matters, specifically residual Business Combination costs combined with the costs associated with transitioning to being a public company.

Interest Income

	Three Months Ended September 30,
	2023	2022	Change
Interest income	$46,998	$14,875	$32,123

Interest income increased $32,123 during the three months ended September 30, 2023 compared to the same period in 2022 due to higher interest rates earned on our cash.

Interest Expense

	Three Months Ended September 30,
	2023	2022	Change
Interest expense	$(162,765)	$(55,276)	$(107,489)

Interest expense increased $107,489 during the three months ended September 30, 2023 compared to the same period in 2022 due to the interest accrued for the Private Placement Convertible Notes.

Other income (expense), net

	Three Months Ended September 30,
	2023	2022	Change
Other income (expense), net	$167,108	$—	$167,108

Other income (expense), net increased $167,108 during the three months ended September 30, 2023 compared to the same period in 2022 due to the decrease in the fair value of the Public Warrants as of September 30, 2023.

Comparison of the nine months ended September 30, 2023 and 2022

	Nine Months Ended September 30,
	2023	2022	$ Change
Revenue	$1,710,794	$1,005,528	$705,266
Cost of revenue	4,813,404	3,653,980	1,159,424
Gross margin	(3,102,610)	(2,648,452)	(454,158)

Revenue. Revenue increased $705,266 during the nine months ended September 30, 2023 compared to the same period in 2022. This increase is primarily due to an increase in the number of laser system sales and the product and customer mix of laser systems sales during the period.

Cost of Revenue. Cost of revenue increased $1,159,424 during the nine months ended September 30, 2023 compared to the same period in 2022. This increase is primarily due to costs incurred for the production of the laser system sales. We recorded LCNRV charges of $118,151 for the nine months ended September 30, 2023. We did not record any LCNRV charges during the nine months ended September 30, 2023 and September 30, 2022, respectively. In addition, we also recorded a one-time charge to increase our AO-650 inventory reserve by $868,002 during the nine months ended September 30, 2023 as a result of the Company's transition from producing the NUBURU AO series to producing the BLTM series.

Operating Expenses

	Nine Months Ended September 30,
	2023	2022	Change
Research and development	$4,300,166	$2,684,694	$1,615,472
Selling and marketing	1,066,289	603,629	462,660
General and administrative	8,409,877	4,131,477	4,278,400
Total operating expenses	$13,776,332	$7,419,800	$6,356,532

Research and Development. Research and development expenses increased $1,615,472 during the nine months ended September 30, 2023 compared to the same period in 2022. This increase is primarily due to general research and development related personnel and consulting expenses, offset by decreases in tooling and supplies related to the development of our BL product line, which was moved to production in mid-2023.

Selling and Marketing. Selling and marketing expenses increased $462,660 during the nine months ended September 30, 2023 compared to the same period in 2022. This increase is primarily due to the addition of our new Chief Marketing and Sales Officer in March 2023, while our former Chief Marketing and Sales Officer had previously departed the Company on March 31, 2022. Additionally, there was an increase in selling and marketing related consulting expenses.

General and Administrative. General and administrative expenses increased $4,278,400 during the nine months ended September 30, 2023 compared to the same period in 2022. This increase is primarily driven by increased professional fees associated with legal, compliance and accounting matters, specifically residual Business Combination costs combined with the costs associated with transitioning to being a public company.

Interest Income

	Nine Months Ended September 30,
	2023	2022	Change
Interest income	$91,914	$19,178	$72,736

Interest income increased $72,736 during the nine months ended September 30, 2023 compared to the same period in 2022 due to higher interest rates earned on our cash.

Interest Expense

	Nine Months Ended September 30,
	2023	2022	Change
Interest expense	$(175,149)	$(57,490)	$(117,659)

Interest expense increased $117,659 during the nine months ended September 30, 2023 compared to the same period in 2022 due to the interest accrued for the Private Placement Convertible Notes.

Other income (expense), net

	Nine Months Ended September 30,
	2023	2022	Change
Other income (expense), net	$1,002,647	$—	$1,002,647

Other income (expense), net increased $1,002,647 during the nine months ended September 30, 2023 compared to the same period in 2022 due to the decrease in the fair value of the Public Warrants as of September 30, 2023.

Liquidity and Capital Resources

Overview

Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of its business operations, including working capital needs, debt service, acquisitions, contractual obligations, and other commitments. As of the date of this Quarterly Report, we have yet to generate meaningful revenue from our business operations and have funded capital expenditure and working capital requirements through debt and equity financing.

As of September 30, 2023, we had cash and cash equivalents of $1,626,730 as compared to $2,880,254 as of December 31, 2022. Our cash flows from operations are not sufficient to fund our current operating model and expansion plans. On the second anniversary of the Closing Date, the Company must also, under certain circumstances, redeem the maximum portion of the Preferred Stock as permitted by law in cash at an amount equal to the Original Issuance Price as of such date. Notwithstanding the foregoing, the Company shall not be required to redeem any shares of Preferred Stock to the extent the Company does not have legally available funds to effect such redemption.

In connection with the Business Combination, we received cash of $3,243,079, prior to deducting transaction and issuance costs, which exceeded this amount.

Until we can generate sufficient revenue to cover our operating expenses, working capital, and capital expenditures, we will rely on funds raised from the closing of the Business Combination; from the $9,225,000 of Company Notes and Warrants issued in June 2023; from the $11,400,000 of Company Notes issued prior to the Closing; and from the Lincoln Park Purchase Agreement pursuant to which Lincoln Park has agreed to purchase from the Company, at the sole discretion of the Company, up to $100,000,000 of Common Stock from time to time over a 48-month period, subject to a stock price floor of $1.00 per share.

We would also obtain additional funds if the holders of our Public Warrants and Private Placement Warrants were to exercise their warrants. However, the exercise price for our Public Warrants and our Private Placement Warrants is $11.50 per share of Common Stock and $1.03 per share of Common Stock, respectively, which exceeds $0.255, the closing price of our Common Stock on the NYSE American on November 3, 2023. The likelihood that Warrant holders will exercise the Warrants and any cash proceeds that we would receive is dependent upon the market price of our Common Stock. If the market price for our Common Stock is less than the exercise price per share, we believe warrant holders will be unlikely to exercise their warrants.

The further development of our products, commencement of commercial operations and expansion of our business will require a significant amount of cash for expenditures. Our ability to successfully manage this growth will depend on many factors, including our working capital needs, the availability of equity or debt financing and, over time, our ability to generate cash flows from operations.

Given the Company’s current liquidity position, the Company will need to raise additional capital. If we raise additional funds by issuing equity securities, including pursuant to the Lincoln Park Purchase Agreement, this would result in dilution to our stockholders. If we raise additional funds by issuing any additional preferred stock, such securities may also provide for rights, preferences, or privileges senior to those of holders of Common Stock. If we raise additional funds by issuing debt securities, such debt securities would have rights, preferences and privileges senior to those of holders of Common Stock. The terms of debt securities or borrowings could impose significant restrictions on our operations. The credit market and financial services industry have in the past, and may in the future, experience periods of uncertainty that could impact the availability and cost of equity and debt financing.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the periods presented.

	Nine Months Ended September 30,
	2023	2022
Net cash used in operating activities	$(13,259,181)	$(7,287,836)
Net cash used in investing activities	(1,142,910)	(282,275)
Net cash provided by financing activities	13,148,567	5,610,316

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

Net cash used in operating activities was $13,259,181 and $7,287,836 for the nine months ended September 30, 2023 and 2022, respectively. The increase in net cash flows used in operating activities is primarily driven by increased operating expenses and changes in working capital, partially offset by increases in revenue.

Cash flows from investing activities

Our cash flows from investing activities have been comprised primarily of purchases of equipment and installation of improvements to our leased facilities and headquarters.

Net cash used in investing activities was $1,142,910 and $282,275 for the nine months ended September 30, 2023 and 2022, respectively. The increase was primarily due to increased purchases of equipment to build out our production line.

Cash flows from financing activities

We have financed our operations primarily through the sale of preferred stock and promissory notes.

Net cash provided by financing activities was $13,148,567 and $5,610,316 for the nine months ended September 30, 2023 and 2022, respectively. The increase is comprised of proceeds received from the issuance of convertible promissory notes and warrants, proceeds from the issuance of Common Stock from the Lincoln Park Purchase Agreement, and the proceeds received from the Closing of the Business Combination. These combined proceeds were partially offset by payments of transaction costs associated with the Business Combination.

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

The following tables present our key performance indicators for the three months ended.

	Three Months Ended September 30,
	2023	2022	$ Change
Revenue	$186,743	$868,153	$(681,410)
Total gross margin	(928,960)	(963,883)	34,923
EBITDA(1)	(4,824,579)	(3,782,921)	(1,041,658)
Capital expenditures	(317,038)	(96,803)	(220,235)
Free cash flow(1)	(4,876,411)	(2,654,369)	(2,222,042)

The following tables present our key performance indicators for the nine months ended.

	Nine Months Ended September 30,
	2023	2022	$ Change
Revenue	$1,710,794	$1,005,528	$705,266
Total gross margin	(3,102,610)	(2,648,452)	(454,158)
EBITDA(1)	(15,506,324)	(9,687,713)	(5,818,611)
Capital expenditures	(1,142,910)	(282,275)	(860,635)
Free cash flow(1)	(14,402,091)	(7,570,111)	(6,831,980)

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

EBITDA and Free Cash Flow

We define “EBITDA” as income (loss), plus (minus) depreciation and amortization expenses, plus (minus) interest, plus (minus) taxes and define “Free cash flow” as net cash from (used in) operating activities less capital expenditures. EBITDA and Free cash flow are intended as supplemental measures of our performance that are neither required by, nor presented in accordance with, GAAP and these measures should not be considered a substitute for net income (loss), and net cash used in operating activities reported in accordance with GAAP. Our computation of EBITDA and Free cash flow may not be comparable to other similarly titled measures computed by other companies, because all companies may not calculate EBITDA or Free cash flow in the same fashion.

Limitations of Non-GAAP Measures

There are a number of limitations related to EBITDA, including the following:

•
EBITDA excludes certain recurring, non-cash charges, such as depreciation of property and equipment and amortization of intangible assets. While these are non-cash charges, we may need to replace the assets being depreciated and amortized in the future and EBITDA does not reflect cash requirements for these replacements or new capital expenditure requirements.
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

Reconciliation

The following table reconciles our net loss (the most directly comparable GAAP measure) to EBITDA for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(5,085,301)	$(3,923,219)	$(15,959,530)	$(10,106,564)
Interest (income) expense, net	115,767	40,401	83,235	38,312
Income tax expense	—	—	—	—
Depreciation and amortization	144,955	99,897	369,971	380,539
EBITDA	$(4,824,579)	$(3,782,921)	$(15,506,324)	$(9,687,713)

The following table reconciles our net cash used in operating activities (the most directly comparable GAAP measure to Free cash flow) to Free cash flow for the three months ended:

	Three Months Ended September 30,
	2023	2022
Net cash used in operating activities	$(4,559,373)	$(2,557,566)
Capital expenditures	(317,038)	(96,803)
Free cash flow	$(4,876,411)	$(2,654,369)

The following table reconciles our net cash used in operating activities (the most directly comparable GAAP measure to Free cash flow) to Free cash flow for the nine months ended:

	Nine Months Ended September 30,
	2023	2022
Net cash used in operating activities	$(13,259,181)	$(7,287,836)
Capital expenditures	(1,142,910)	(282,275)
Free cash flow	$(14,402,091)	$(7,570,111)

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

There have been no significant changes to our accounting policies during the three and nine months ended September 30, 2023, as compared to the critical accounting policies described in our audited financial statements of Legacy Nuburu for the years ended December 31, 2022 and 2021 included in the Amendment No. 1 to the Form 8-K filed with the SEC on March 31, 2023. We believe that the accounting policies discussed in the audited financial statements of Legacy Nuburu are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the most recent fiscal quarter of 2023 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The information under the caption “Commitments and Contingencies” in Note 6 of the unaudited condensed consolidated financial statements of this Quarterly Report is incorporated herein by reference.

Item 1A. Risk Factors.

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report. If any of the risks discussed in our Annual Report are realized, our business, financial condition, results of operations and prospects could be materially and adversely affected.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

None other than as set forth in the Current Reports on Form 8-K we filed with the SEC on February 6, 2023, as amended, March 10, 2023, June 13, 2023 and June 29, 2023, which are hereby incorporated by reference.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this on Form 10-Q.

Incorporated by Reference
No.	Description of Exhibit	Form	File No.	Exhibit No.	Filing Date
2.1†	Business Combination Agreement, dated as of August 5, 2022, by and among Tailwind Acquisition Corp., Compass Merger Sub, Inc. and Nuburu, Inc.	8-K	001-39489	2.1	August 8, 2022
3.1	Amended and Restated Bylaws of the Company.	8-K	001-39489	3.2	September 9, 2020
3.2	Amended and Restated Certificate of Incorporation of the Company.	8-K	001-39489	3.1	February 6, 2023
3.3	Certificate of Designations of the Company.	8-K	001-39489	3.3	February 6, 2023
10.3*	Director Letter Agreement, dated August 31, 2023, by and between Nuburu, Inc. and John Bolton
10.4*	Confidential Separation and Release Agreement, dated November 1, 2023, by and between Nuburu Inc. and Dr. Mark Zediker
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

Date: November 9, 2023	Nuburu, Inc.

	By:	/s/ Ron Nicol
	Name:	Ron Nicol
	Title:	Executive Chairman
(Principal Executive Officer)

	By:	/s/ Brian Knaley
	Name:	Brian Knaley
	Title:	Chief Executive Officer
(Principal Financial and Accounting Officer)