Form 10-K
period 2023-12-31
Nuburu, Inc.
filed 2024-04-15
CIK 1814215

l

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting Common Stock held by non-affiliates of the registrant at June 30, 2023 was approximately $23,600,000. Shares of common stock beneficially owned by each executive officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purposes.

The number of shares of Registrant's Common Stock outstanding as of April 9, 2024 was 36,932,403 shares.

Documents Incorporated by Reference

Portions of the Registrant’s definitive proxy statement for the Annual Meeting of Stockholders to be held in 2024, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year ended December 31, 2023, are incorporated by reference into Part III hereof.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risk and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

•
our success in retaining or recruiting, or changes required in, our officers, key employees, or directors;
•
our public securities’ potential liquidity and trading;
•
the ability to maintain the listing of our common stock, par value of $0.0001 per share (the "Common Stock") on a securities exchange;
•
the anticipated benefits of the Business Combination (as defined in "Frequently Used Terms" below);
•
the outcome of any legal proceedings that may be instituted against us related to the Business Combination;
•
existing regulations and regulatory developments in the United States and other jurisdictions;
•
the need to hire additional personnel and our ability to attract and retain such personnel;
•
our plans and ability to obtain, maintain, enforce, or protect intellectual property rights;
•
obtaining financing under that certain Purchase Agreement by and among the Company and Lincoln Park Capital Fund, LLC (“Lincoln Park”), dated as of August 5, 2022 (as it may be amended, supplemented or otherwise modified from time to time, the “Lincoln Park Purchase Agreement”)
•
our business, operations and financial performance, including:
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
•
expectations regarding future acquisitions, partnerships, or other relationships with third parties;
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

Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements which speak only as of the date hereof. You should understand that the following important factors, in addition to those discussed under the heading “Risk Factors” and elsewhere in this Annual Report on Form 10-K, could affect our future results, and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements in this Annual Report on Form 10-K:

•
our ability to obtain financing, including under the Lincoln Park Purchase Agreement;
•
our ability to meet NYSE American’s continued listing standards;
•
our ability to protect our intellectual property;
•
whether the market embraces our products;
•
whether we achieve full commercialization in a timely manner;
•
the outcome of any legal proceedings that may be instituted against us;

•
the ability to recognize the anticipated benefits of the Business Combination, which may be affected by, among other things, competition, our ability to grow and manage growth profitably, maintain relationships with customers and suppliers, and retain our management and key employees;
•
our ability to retain or recruit key employees;
•
costs related to being a public company;
•
changes in applicable laws or regulations;
•
the possibility that we may be adversely affected by economic, business, or competitive factors;
•
volatility in the markets caused by geopolitical and economic factors; and
•
other risks and uncertainties set forth in the section titled “Risk Factors” and in other sections of this Annual Report on Form 10-K.

These and other factors that could cause actual results to differ from those implied by the forward-looking statements in this Annual Report on Form 10-K are more fully described under the heading “Risk Factors” and elsewhere in this Annual Report on Form 10-K. The risks described under the heading “Risk Factors” are not exhaustive. Other sections of this Annual Report on Form 10-K describe additional factors that could adversely affect our business, financial condition, or results of operations. New risk factors emerge from time to time and it is not possible to predict all such risk factors, nor can we assess the impact of all such risk factors on our business, or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. All forward-looking statements attributable to us or persons acting on their behalf are expressly qualified in their entirety by the foregoing cautionary statements. We undertake no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

Frequently Used Terms

Unless otherwise stated in Item 8. Financial Statements and accompanying footnotes, or the context otherwise requires, references in this Annual Report to:

“Business Combination” are to the business combination of Legacy Nuburu with a subsidiary of Tailwind, with Legacy Nuburu surviving such business combination as a wholly owned subsidiary of Tailwind;

“Business Combination Agreement” are to that certain Business Combination Agreement, dated as of August 5, 2022, by and among Tailwind, Nuburu, and Merger Sub, Inc., as the same has been or may be amended, modified, supplemented, or waived from time to time;

“Closing” are to the consummation of the Transactions;

“Closing Date” are to January 31, 2023, the date on which the Transactions were consummated;

"Common Stock" are to the Company's common stock, par value of $0.0001 per share, listed on the New York Stock Exchange after the Business Combination;

“Exchange Ratios” are to the quotients as defined in, and calculated in accordance with, the Business Combination Agreement, which was included as an exhibit to our Current Report on Form 8-K (File No. 001-39489) filed with the SEC on February 6, 2023;

“Legacy Nuburu” are to Nuburu Subsidiary, Inc., a Delaware corporation (f/k/a Nuburu, Inc. before the Closing Date);

“Public Warrants” are to the 16,710,785 whole warrants of the Company sold to public investors in the Tailwind IPO (defined below);

“SEC” is the Securities and Exchange Commission;

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
•
Our limited operating history and the novelty of our blue laser systems make evaluating our business, the risks and challenges we may face, and our future prospects difficult.
•
The engineering of certain of our laser systems is still in the prototype stage, and there is no guarantee that we will be successful in implementing production of our laser systems on a commercial scale.
•
If our laser systems contain design or manufacturing defects, our business and financial results could be harmed.
•
Insufficient warranty reserves to cover future warranty claims could adversely affect our business, prospects, financial condition, and operating results.
•
The failure of our suppliers to deliver necessary raw materials and components that meet the specifications for our laser systems in a timely manner could cause installation delays, cancellations, and damage to our reputation.
•
We depend on sole source or limited source suppliers.
•
We are highly dependent upon the ability to ship products to customers and to receive shipments of supplies from suppliers.
•
If we fail to accurately forecast component and material requirements for our products, we could incur additional costs and significant delays in shipments, which could result in a loss of customers.
•
There is no assurance that non-binding letters of intent and other indications of interest from customers will be converted into binding orders, sales, bookings, or committed offtake contracts.
•
We expect to contract with a number of large companies that have considerable bargaining power, which may require us to agree to terms and conditions that could have an adverse effect on our business or ability to recognize revenues.
•
We currently partner with and in the future may derive a portion of our revenue from government entities.
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
•
Our expectations and targets regarding the times when we will launch our products depend in large part upon assumptions, estimates, measurements, testing, analyses, and data developed and performed by us, which if incorrect or flawed, could have a material adverse effect on our actual operating results and performance.
•
Certain estimates of market opportunity and forecasts of market growth may prove to be inaccurate.
•
Incorrect estimates or assumptions by management in connection with the preparation of our consolidated financial statements could adversely affect our reported assets, liabilities, income, revenue, or expenses.
•
Operational costs can be difficult to predict.
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
•
Expanding operations internationally will subject us to a variety of risks and uncertainties.

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
•
NYSE American may delist the Company’s Common Stock from trading on its exchange, which could limit investors’ ability to make transactions in its securities and subject the Company to additional trading restrictions.
•
If our Common Stock is delisted from trading, the ability of holders of Preferred Stock to transfer or sell their shares of our Preferred Stock may be limited and the market value of our Preferred Stock will likely be materially adversely affected.
•
The Company’s stock price may change significantly and investors could lose all or part of their investment as a result.
•
There is no public market for our Preferred Stock.
•
Future sales of substantial amounts of our Common Stock in the public markets, or the perception that such sales could occur, could cause the market price of our Common Stock to drop significantly, even if our business is doing well, and certain Selling Securityholders still may receive significant proceeds.
•
The Company’s stockholders will experience dilution as a result of the issuance of Common Stock through debt and equity transactions. Having a minority share position may reduce the influence that our current stockholders have on the management of the Company.

For a more complete discussion of the material risks facing our business, see Item 1A. "Risk Factors" below.

PART I

ITEM 1. BUSINESS

Unless the context requires otherwise, references to “Nuburu,” “we,” “us,” or “our” in this section are to the business and operations of Legacy Nuburu prior to the Business Combination and to the Company and its subsidiaries following the Business Combination.

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

Overview

Nuburu is a leading innovator in high-power, high-brightness blue laser technology that is focused on bringing breakthrough improvements to multiple markets, including e-mobility, healthcare, and consumer electronics via a broad range of high value applications that include welding and 3D printing. By delivering increased speed and quality we hope to enhance productivity and cost efficiency for manufacturers in the e-mobility, consumer electronics, aerospace and defense, and 3D printing markets as well as to find additional applications currently not yet serviced by existing laser technologies.

We have invented, patented, and developed what we believe to be the next pivotal point for manufacturing technology, with the potential to revolutionize the manufacturing industry by changing how products are made. Our technology is also aligned with the need to reduce carbon generation in manufacturing. Most manufacturing processes require heat to shape, manipulate, and form basic materials into a product. The Nuburu laser system outperforms currently available alternatives by more efficiently coupling heat into the material being processed, thereby helping to promote a more sustainable future by using less energy and, in turn, generating less carbon in the manufacturing process.

A fundamental physical characteristic is that metals absorb blue laser light better than infrared (“IR”) laser light. In the case of materials such as gold, copper, silver, and aluminum the advantage of blue laser light is substantial. The better absorption results in substantial improvements in the quality of the part produced, the yield of parts during production and the speed at which the part can be produced. We believe that these advantages enable efficiencies in the overall productivity of the manufacturing line and can extend the life of the products produced. We also believe that these characteristics will be advantageous to our customers, whether in upgrading existing manufacturing processes or enabling entirely new approaches to manufacturing through the use of Nuburu’s laser systems in either industrial welding or 3D printing technology applications.

Nuburu is currently shipping blue laser systems for applications such as EV batteries, large screen displays, and cell phone components. We have performed thousands of welds in hundreds of application tests to date and we believe we have a strong and substantial customer pipeline for our laser light engines.

Nuburu has developed a thorough understanding of the market need for its laser light engines across a broad array of applications including battery, e-mobility, consumer electronics, and 3D printing metal systems. We estimate that our serviceable addressable market (“SAM”) will grow from approximately $4 billion today to approximately $34 billion by 2032 (see “— Market Opportunity”).

Nuburu’s co-founders identified these market opportunities at an early stage and began working in 2013 to protect their early mover advantage with a strong patent portfolio. Nuburu has approximately 220 granted and pending patents and patent applications globally, which include: blue laser applications such as welding, blue laser technologies, single mode blue laser technology, blue Raman laser technologies, addressable array technologies, and 3D printing using blue lasers. Notably, Nuburu has been awarded patent protection for the use of high-power blue lasers. At the time Nuburu was started, industrial quality, high-power blue lasers did not exist and Nuburu was the first to successfully apply blue lasers to the practice of welding and 3D printing.

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

The first era was followed by the introduction of lamp-pump yttrium aluminum garnet (YAG) lasers in the late 1970s with a shorter wavelength and more compact size, which resulted in an expansion of applications into cutting, welding, and drilling. The lamp pumped lasers were superseded in the 1980s by the invention of diode pumped solid state lasers which offered higher efficiency and superior reliability.

However, the lamp pump lasers still had poor absorption in materials such as aluminum and copper given the IR wavelength of these lasers.

In the early 2000s, the fiber laser was introduced into the industrial laser market and offered superior efficiency, reliability, and scalability than the diode pumped solid state lasers and was rapidly adopted because of its compact size. The fiber laser with its improved performance displaced the CO2 lasers in welding and ushered in a new era for additive manufacturing (3D printing). Currently, fiber lasers account for approximately 50% of the total materials processing laser market according to Laser Focus World, in part because of their compact size and ease of operation. The fiber laser, however, still operates at the IR wavelength with low absorption in materials such as copper and aluminum.

Market Opportunity

We estimate the total addressable market (“TAM”) for industrial lasers that could be replaced by blue lasers (i.e., our total revenue opportunity at 100% market share, assuming no competition), to be $15 billion today and to grow to over $65 billion in the next ten years. Our estimated TAM was constructed by our management team using three primary elements: (i) the 3D metal printing system market analysis published in the AMPOWER 2022 market report, (ii) the blue addressable laser market published in the Laser Focus World 2022 market report, and (iii) the non-laser technology replacement market which was estimated by Nuburu based on its discussions with existing and potential customers about their expected production needs and anticipated demand.

Included in our estimated TAM is the 3D printing metal system market, which is a $2.7 billion market today, including machines, service, and materials, and is projected to grow to over $8.4 billion by 2026 based on projections by AMPOWER and to $32.8 billion by 2032 based on our own estimates. The TAM for industrial lasers that could be replaced by blue lasers is $10.5 billion today and, assuming a greater than 10% compounded annual growth rate ("CAGR"), based on projections by Laser Focus World’s 2022 market summary and our own estimates, could reach approximately $35 billion by 2032. In addition, we have included a non-laser conversion TAM, which we estimate to be $0.75 billion today and which we project to grow to $5.6 billion by 2032, assuming the conversion of ultrasonic and contact welding methods to blue laser welding methods. This data is shown in the following chart and results in an estimated TAM of over $65 billion.

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

Based on the foregoing, we estimate the light engine industrial laser segment to grow from $2.7 billion in 2022 to over $9.5 billion in 2032, driven by the electrification of key market segments including batteries, e-mobility, consumer electronics and metal 3D printing systems. This projected market growth is a combination of new market opportunities and replacing fiber lasers and solid-state lasers in existing applications. The 3D printing metal systems market is expected to grow from over $2 billion in 2022 at a CAGR of approximately 26% to over $32 billion in 2032, according to the AMPOWER 2022 report and Nuburu estimates.

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

Direct Energy Deposition

Direct Energy Deposition ("DED") is the method where the powder is delivered by a nozzle into the laser beam as the beam traverses the part being produced. The advantages of this method include the very efficient use of powder and the ability to deposit metal at a very high build rate. The powder use is more efficient than a powder bed system, because only the powder to be deposited is used in the process, unlike a powder bed, where the entire area of the part is covered with powder as it is being produced. This method has been in use for many years for remanufacturing old parts as well as producing new parts. A very precise motion control system is required to maintain surface quality as well as build quality. However, the surface quality and the minimum wall thickness is a direct function of the large spot size used in this method and consequently this method cannot achieve the same part resolution or surface finish as a powder bed based system.

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

We believe that the blue laser is an ideal source for this method because of its ability to couple the laser power efficiently into the wire as it is rapidly approaching the build surface. The wire must be completely melted just as it reaches the build surface. This approach requires a wire feed head that can operate in any direction coupled to the blue laser and a very fine control of the wire as it is fed into the laser beam. The approach can deposit material very fast and uses a gantry style system to trace out and build the part. Some companies have used 6-axis robots to accomplish the same type of build, allowing very large parts to be fabricated out of materials such as titanium and other alloys. Nuburu is working with other companies that are developing systems using a very fine wire feed method which should greatly improve the surface finish and allow the manufacturing of very large parts (~1m3).

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

Nuburu based its long-term roadmap, shown in the chart below, on these early test results. Following these results, an entirely new product design approach was adopted that we expect will provide higher brightness and rapid scalability to multi-kilowatt (“kW”) power levels. This is the BLTM series laser, where the beam quality has been improved by a factor of 3x and the output power of the base model has been upgraded to 250 Watts.

Nuburu announced the commercial launch of the first laser in the NUBURU BLTM Series, the BL-250, in January 2023. We anticipate that the BL-250 will serve as the base building block for additional products. By combining multiple modules into a single laser system, Nuburu expects to develop a product with increased continuous power. For example, combining four BL-250 modules into a single laser system would allow for a product with over 1,000 Watts of continuous power. Furthermore, by combining the 1,000-Watt subsystems, Nuburu expects to be able to extend the output power to 2kW and 4kW. Nuburu anticipates that the output power of the blue laser diodes in these systems will continue to improve and expects upgrades to these systems will be straightforward resulting in an upgrade of these systems to 1.5kW, 2.5kW and 4.5kW. With this modular design approach, we expect to rapidly achieve scale in our automated production line, homogenize our supply chain, streamline our production, and increase the speed of product development. We expect this modular approach to enable us to deliver consistent performance, good reliability, and simplified customer serviceability at competitive prices.

For this line of products, Nuburu expects the final products to be in the form of a light engine, encompassing both the laser and the beam delivery system. Our beam delivery system can be one of two types: (i) an optical scanner-based system or (ii) a welding head with sensors. We are developing the BLTM product line to be compatible with existing scanners, which works by rapidly scanning the beam across the processing surface with a pair of orthogonal mirrors.

Both our AO and BLTM product lines have been designed to be compatible with standard welding heads which may include a variety of sensors, such as a seam tracker and a weld quality monitor. These beam delivery systems are an add-on to the sale of laser systems because Nuburu is committed to providing a complete welding solution to its customers.

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

Proprietary Technology: We have an extensive IP portfolio, with approximately 220 granted and pending patents and applications worldwide.

Customer Engagement: We have engaged with blue chip companies in large, global industries as current and target customers. Over time, we also anticipate follow-on revenue streams from supplying replacement lasers and light engines and from conducting any required servicing.

Experienced, Leadership: We have a pioneering and visionary management team with a track record of innovation and execution in the laser industry.

Growing Market Adoption: We have already shipped over 50 systems to over 30 customers, and have partnerships with NASA and AFWERX.

Our Growth Strategy

Nuburu aims to become the pre-eminent global supplier of lasers for welding and 3D printing for a significant range of industrially important metals in both established and emerging manufacturing applications. Our growth strategy is driven by two global industrial trends:

•
The growing importance of quality and speed for large scale volume manufacturing in energy storage, consumer electronics, e-mobility, aerospace, and other industries, and
•
Burgeoning 3D printing applications, particularly for high-value aerospace, automotive, and medical metal parts.

Some key aspects of our growth strategy include:

Maintain and develop products for welding

Nuburu expects to make the blue laser the technology of choice for welding applications such as batteries, consumer electronics (such as cell phones, tablets, and large screen displays), electric vehicles, and renewable energy. The speed, quality, and yield that can be achieved with the blue laser is the key driver in its adoption into these markets. Nuburu’s AO product line has already made inroads into manufacturing components for cell phones, displays, and wire-feed 3D printing. We expect that Nuburu’s BLTM product line will expand the range of applications that can be addressed by combining the blue laser with a scanner to enable remote welding of batteries, consumer electronics and electric vehicle components. The scanner capability opens market opportunities for the blue laser because of its ability to rapidly move the beam from weld seam to weld seam. This light engine provides the production speed and quality sought by manufacturers for welding batteries, consumer electronics and electrical vehicle components.

Integrate Blue lasers into Directed Energy Deposition 3D Printing

Nuburu has integrated its AO-650 into a DED machine capable of printing parts using blown powder. In a direct comparison, the Nuburu blue laser outperformed an IR laser by a wide margin resulting in a substantial improvement in printing energy efficiency which translates directly to speed, a superior surface finish, and near forged metal densities. While this is a small portion of the additive market, it is an important one that enables our light engines to print large scale parts from a variety of materials such as titanium and copper alloys. The blue laser-based DED machine provided manufacturers with the speed, surface finish and densification required by markets such as aerospace.

Integrate single mode blue laser into additive machines

Nuburu is developing a single mode blue laser ("SM") that we expect to be a drop-in replacement for the IR fiber lasers used in 3D powder bed printers today. This technology is at the center of the Nuburu research and development efforts where the initial demonstration of a single mode blue fiber laser was successful. Nuburu is now working to scale the output power of the laser to its initial offering of 100 Watts CW. This laser is expected to expand the additive space, allowing the fabrication of parts that are 10x the size of parts fabricated with an IR laser, at speeds up to 7x faster for a given power level and to print metals that are reflective in the near IR. This technology is compatible with existing systems, allowing customers the flexibility to upgrade their existing systems to blue as an alternative to ordering an entirely new 3D printing system. The improvement in process speed and part quality is expected to enable the mass adoption of 3D printing in aerospace, healthcare, dentistry, jewelry and other general manufacturing applications.

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

Please see Item 1A. "Risk Factors" in this Annual Report on Form 10-K for additional discussion of the potential risks related to our product development and growth strategy.

Manufacturing and Supply

Manufacturing

Nuburu is located in Centennial, Colorado with an approximately 30,000 square foot facility. The facility primarily supports applications testing, manufacturing, engineering, and research and development of lasers and laser systems. Approximately 2,400 square feet of our facility is a clean room facility in which the laser light engine modules are manufactured, assembled, and tested. Other areas of the facility facilitate the integration of the laser light engine modules with control and power electronics into a chassis to form laser systems. Completed laser systems undergo testing and quality control within the facility.

We anticipate that our current facility can support the manufacturing volumes forecasted through mid-2025. Needed capacity increases can be accomplished by improvements to the manufacturing line, adding equipment to bottleneck manufacturing steps, as well as expansion of key areas. We expect to be able to improve production flow through modest infrastructure leasehold improvements, such as removal of divisive walls and inclusion of doors and passthroughs in strategic locations. These improvements would allow the product assembly to flow in a continuous uninterrupted line, increasing efficiencies.

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

The first-generation AO-650 has been qualified by and is already operating in the production of vapor chambers by a key integrator in Asia. Our AO-150 is in the manufacturing qualification stage with two large systems for mask welding by an organic light-emitting diode ("OLED") manufacturer in Asia. We recently also finalized a multi-year supply and license agreement for a 3D printing application with Essentium, a manufacturer of 3D printing platforms. We have delivered our AO blue laser systems to over ten large brands worldwide which have been installed on-site at our customers’ manufacturing facilities and are currently undergoing engineering and manufacturing qualification testing. In 2023, we began delivering our new BLTM product line to both existing and new customers.

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

Nuburu is also developing APT that uses millions of laser beams to simultaneously print a portion of a metal part in a single shot. This approach to 3D printing would allow breakthrough speeds and resolution for the parts being printed. This is because current 3D printers work by scanning a laser beam across the powder bed to fuse a very small spot of metal onto the printed part. The printing speed is limited by two factors, the amount of laser energy that can be absorbed by the metal and the speed at which the scanner can move the laser beam. These factors ultimately limit the amount of laser power that can be used and the speed at which any single scanner-based 3D printer can print. This is not the case with Nuburu’s APT, where the millions of laser beams illuminate an area that is approximately 1,000x the size of the spot typically used in a 3D printer ultimately resulting in a radically new approach to 3D printing that greatly reduces spatter and fumes that can cause defects in the parts being produced. We believe that multiple parts can be produced simultaneously on a single build plate without the issue of defects and further, that very large parts can be printed without concerns over part integrity. Nuburu completed a project funded by the Air Force Research Labs through the AFWERX program to develop this large-scale, high-speed 3D printer and is in the process of bidding for another project to further this research.

Nuburu’s APT uses Texas Instruments Digital Light Projector ("DLP") to create a blue laser image on the powder bed with millions of pixel resolution. These devices were designed for large movie theaters and as a result they can handle high blue laser power levels. This provides the ability to create an image on a powder bed that is over 1,000x the size of the spots used today but with sufficient power density to fuse the powder layer by layer into a 3D printed part. The result is higher printing speeds with 0.050mm of resolution in the image from each laser print engine. Multiple laser print engines can be used within a single printer to further increase the printing speed providing a path to 10-20kg/hr printing rates or higher depending on the size of the system. The laser light engine for this type of printer consists of an AO 650H laser, a collimating and homogenizing system, the DLP spatial light modulator and a reimaging system. The AO-650H provides 650 Watts of laser power through a 400µm core optical fiber and a narrow laser bandwidth. The performance of this system can be increased by the incorporation of Nuburu's newly released BLTM product line which has 10x the brightness of the AO-650H.

Product Development

Nuburu’s current product development activities are focused on the BLTM product line, which we have started to bring to the industrial laser marketplace in 2023. This product consists of a high brightness 250-Watt laser system. This product along with its manufacturing method have been under development since 2017 at Nuburu. The development of this system encompasses the design of the laser, its electronics, and an automated manufacturing capability. Since Nuburu is focused on developing laser modules with individual laser sources, the only economical method to manufacture these systems is to fully automate the production process. Nuburu has invested in all of the equipment to accomplish this goal resulting in a pilot production line that is intended to be scalable. This module forms the basis for the multi-mode product line extending from 250 Watts to multi-kWs of laser power. This modularity means that the system output power can be rapidly scaled from today’s single module system to a system that would encompass 16 modules and produce over 4-5kW of laser power. Nuburu has designed all of the mechanical components and electronic components with system scalability in mind. This modular design approach means that the next generation of higher power products that are needed to address a broad market need can be rapidly and efficiently developed.

Intellectual Property

Nuburu currently has approximately 220 granted and pending patents (of which more than 30 are in the United States and the remainder are foreign), including patents and applications directed to blue laser applications such as welding, blue laser technologies, single mode blue laser technologies, blue Raman laser technologies, addressable array technologies, and 3D printing using blue lasers. A number of its patent applications also relate to APT, electronic manufacturing, battery manufacturing, and other blue laser applications. These patents are at various stages of review. Our currently issued patents are expected to expire at various times between 2034 and 2039.

Nuburu’s practice is to apply for patent protection in key countries worldwide and to date we have been successful at securing patents in the United States and other countries. Our foreign rights include protections in Finland, France, Germany, Ireland, Switzerland, Spain, Italy, the United Kingdom, Japan, South Korea, China, and Russia. Our patent portfolio is regularly updated with new provisional applications, regular utility applications, and international and foreign applications, as well as with continuing patent applications being filed as patents are granted to keep the patent families active and to extend our portfolio coverage.

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

Competition

The laser system industry in which we operate has significant price and technological competition. We compete directly with mature competitors such as Coherent, Inc., nLight, Inc., IPG Photonics Corporation, Laserline GmbH, Lumentum Holdings Inc., Raycus Fiber Laser Technologies Co., Ltd. and Trumpf SE + Co. KG, which are well established and have longer operating histories, significantly greater financial and operational resources, and name recognition, which we do not have. However, we also compete with development-stage companies such as TeraDiode Inc. and others. A number of these competitors are seeking to improve conventional IR lasers or to develop new laser technologies, including blue laser technology. We also compete not only with companies providing conventional lasers, but also with companies offering non-laser solutions for the applications we target. Examples of current technologies used or expected to be used in welding and 3D printing applications include:

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

Other Blue Lasers: In general, blue lasers based on an array of diodes in a bar produce lower brightness compared to individual devices because of the limitations of the spacing of the diodes on the bar array. In general, bar arrays thus result in a larger spot size or shorter standoff distance than could easily be achieved with individual devices such as our single chip approach used in our BLTM line of products. There is one company we are aware of that is developing blue laser diode bar technology that overcomes this limitation, but we believe this company’s beam quality is still limited to the multi-mode brightness of the individual laser diode source which would compete with our single mode BL line of products. We believe that our single mode laser greatly exceeds the performance of any of the direct diode laser beam combination methods that we are aware of.

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

In addition to the technical aspects outlined above, we believe principal competitive factors include technology capabilities, materials, process and application know-how, cost of operation, product reliability, and the ability to provide a full range of products to meet customer needs. We believe that our future success depends on our ability to provide high-quality products, introduce new products to meet evolving customer needs and market opportunities, and extend our technologies to new applications.

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

Employees and Human Capital

As of February 29, 2024, Nuburu had 46 full-time employees. A significant number of our employees have a technical background and hold advanced engineering or scientific degrees. We are committed to being an employer of choice through increasing diversity in the workforce and building and maintaining a positive and inclusive culture. We view our human capital investments as crucial for our success.

Our work environment is highly collaborative and one that is based on trust and mutual respect. Our team is comprised of highly skilled engineers who take substantial pride and ownership in their work. We take pride in our transparent approach to communicating, whether internally with employees or externally with our partners and customers. We have developed company-wide safety policies based on guidelines from health officials as well as input from our employees to establish and maintain a safe and healthy workplace. The safety of our employees and other key stakeholders is our top priority.

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

ITEM 1A. RISK FACTORS

An investment in our Common Stock or Preferred Stock involves risks. Prior to making a decision about investing in our Common Stock or Preferred Stock, you should consider carefully the risks together with all of the other information contained in this Annual Report on Form 10-K, including any risks described below. Each of the referenced risks and uncertainties could adversely affect our business, operating results, and financial condition, as well as adversely affect the value of an investment in our securities. Additional risks not known to us or that we believe are immaterial may also adversely affect our business, operating results, and financial condition and the value of an investment in our securities. "Nuburu," "the Company," "we," "us," or "our" refers to Legacy Nuburu prior to the consummation of the Business Combination and to Nuburu following the Business Combination.

Risks Relating to Our Business and Operations

We are an early-stage company with a history of losses. We have not been profitable historically and may not be able to achieve profitability in the future.

Our financial statements as of and for the year ended December 31, 2023 included elsewhere in this Annual Report on Form 10-K have been prepared assuming we will continue as a going concern. If we are unable to generate sufficient cash flow to sustain our operations or raise additional capital in the form of debt or equity financing, this could affect our ability to continue as a going concern in the future. Since its inception in 2015, Nuburu has incurred significant net losses and has used significant cash in its business. As of December 31, 2023, Nuburu had an accumulated deficit of approximately $81.9 million, and for the year ended December 31, 2023, Nuburu had a net loss of approximately $20.7 million. We expect to continue to expand our operations, including by investing in manufacturing, sales and marketing, research and development, and infrastructure to support our growth. We anticipate that we will incur net losses for the foreseeable future and, even if we increase our revenues, there is no guarantee that we will ever become profitable. Our ability to achieve profitability in the future will depend on a number of factors, including:

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
•
delays associated with obtaining patents, licenses, and potential regulatory review;
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

Even if we do achieve profitability, we may be unable to sustain or increase our profitability in the long term and our business may be disrupted at any time due to numerous factors outside of our control, including changes in the general macroeconomic outlook, local and regional volatility, global trade disputes, political instability, expropriation or nationalization of property, public health emergencies, and related government policies and restrictions designed to mitigate the effects of such emergencies, civil strife, strikes, insurrections, acts of terrorism, hostilities or the perception that hostilities may be imminent, military conflict, acts of war, including sanctions or other restrictive actions, by the United States or other countries, and natural disasters.

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

In connection with the Business Combination, we received cash of $3,243,079, prior to deducting transaction and issuance costs, which costs exceeded this amount received.

We plan to continue to use our cash on hand to fund our operations going forward. Such operations may include additional research and development spending, hiring additional personnel, capital expenditures, including for additional production and applications laboratories facilities, and the costs of operating as a public company. The development, design, manufacture, and sale of our products is a capital-intensive business. Advancing the development of our current and any future products will require a significant amount of capital, including to fund ongoing costs relating to our products and technologies, the construction and tooling of prototypes, the design and building of our production units, as well as any significant unplanned or accelerated expenses, and new strategic investments. As a result, we expect for some time to continue to incur substantial operating expenses without generating sufficient revenues to cover expenditures. We will need to obtain substantial additional funding in order to maintain our continuing operations. In addition, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

On August 5, 2022, the Company entered into the Lincoln Park Purchase Agreement pursuant to which Lincoln Park agreed to purchase from the Company, at the option of the Company, up to $100,000,000 of Common Stock from time to time over a 48-month period. However, the Lincoln Park Purchase Agreement is subject to certain limitations including but not limited to, the effectiveness of a registration statement covering Common Stock that are issuable to Lincoln Park under the Lincoln Park Purchase Agreement (the “Lincoln Park Registration Statement”). The Company will also be required to satisfy various conditions in order to be able to commence purchases by Lincoln Park under the Lincoln Park Purchase Agreement. Once such conditions are satisfied, purchases by Lincoln Park under the Lincoln Park Purchase Agreement are subject to volume limitations tied to periodic market prices, ownership limitations restricting Lincoln Park from owning more than 9.99% of the then total outstanding Common Stock and a floor price of $1.00 below which Lincoln Park is not required to purchase any shares of Common Stock under the Lincoln Park Purchase Agreement. If any of these conditions are not satisfied or limitations are in effect, we may not be able to utilize all or part of the Lincoln Park Purchase Agreement, which could have an adverse impact on our ability to satisfy our capital needs and could materially adversely impact our business.

We may also obtain further funding through public or private equity offerings, private investment in public equity, or PIPE, offerings, debt financings, joint ventures, partnerships, collaborations, and licensing arrangements, through obtaining credit from financial institutions or other sources. If we raise additional funds through future issuances of equity or convertible debt securities, our then existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our Common Stock. If we raise additional funds through issuances of debt, we may be subject to restrictions on our operating activities. However, if we are unable to raise capital when needed or on acceptable terms, that could have a material adverse effect on our continued growth and development and/or we may be forced to cease operations. In addition, if adequate capital is not available to us, it may create substantial doubt among third parties, including suppliers and potential customers. Such doubt could adversely impact our business, reputation, prospects, and our financial statements. The report from our auditors for our financial statements for the year ended December 31, 2023 included a qualification expressing substantial doubt about our ability to continue as a going concern. The inclusion of a going concern qualification could materially limit our ability to raise additional funds through the issuance of equity or debt securities or otherwise.

Our business is currently dependent on a limited number of customers and end markets. A decline in revenue from, or the loss of, any significant customer, could have a material adverse effect on Nuburu’s financial condition and operating results.

Nuburu currently depends upon a small number of customers for a substantial portion of its revenue. During the year ended December 31, 2023, two customers accounted for 39% and 29% of Nuburu's revenue, respectively. During the year ended December 31, 2022, two customers accounted for 47% and 22% of Nuburu’s revenue, respectively. As of December 31, 2023, four customers accounted for 50%, 18%, 13%, and 10% of Nuburu's accounts receivable, respectively. As of December 31, 2022, three customers accounted for 62%, 26%, and 8% of Nuburu’s accounts receivable, respectively. A decline in revenue from, or the loss of, any significant customer could have a material adverse effect on Nuburu’s financial condition and operating results. Nuburu cannot assure: (i) that orders that may be completed, delayed, canceled, or reduced will be replaced with new business; (ii) that Nuburu’s current customers will continue to utilize Nuburu’s services consistent with historical volumes or at all; and/or (iii) that Nuburu’s customers will renew their manufacturing or services contracts with Nuburu on acceptable terms or at all.

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

We began the first shipments of our high performance blue laser system, the BL-250, in 2023. We are also developing additional enhancements to the BL-250, a single mode fiber blue-laser system and blue laser 3D-printing products, which are still in the research and development stage.

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

Our business depends on our ability to succeed in achieving production of our laser systems on a commercial scale. As our laser systems are highly complex, this process is costly and time-consuming, and there can be no guarantee that we will be successful. We have already shipped units of our primary blue laser system, the BL-250, but the ramping up of production and shipment on a commercial scale may be delayed, and we may incur more costs than we expect due, for example, to global supply chain issues that have increased the cost of certain electronic components or have forced us to redesign the system to work around supply chain shortages. In addition, the processes by which we engineer and manufacture our laser systems are still developing rapidly as we explore new processes and different techniques. Our business, reputation, results of operations and financial condition may be materially adversely affected if we are not able to successfully produce our laser systems on a commercial scale or to the extent that it takes us longer to do so or costs more than we expect.

If our laser systems contain design or manufacturing defects, our business and financial results could be harmed.

To date, we have completed prototypes of our laser systems and are ramping up commercial production and shipments of our systems. As our systems also have limited history of commercial operation, we have a limited frame of reference from which to evaluate the longevity and long-term performance of our products. There can be no assurance that we will be able to detect and fix any defects in our products prior to the sale to potential customers. Once we have commenced with commercial production of our laser systems and they are shipped to and installed and put into use by our customers, we may discover latent defects in design, manufacture or construction that may cause our systems not to perform as expected or that may require repair. Our laser systems also require software to operate which may need to be modified and updated over the life of our systems. Software products are inherently complex and often contain defects and errors when first introduced.

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

Insufficient warranty reserves to cover future warranty claims could adversely affect our business, prospects, financial condition, and operating results.

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

The failure of our suppliers to deliver necessary raw materials and components that meet the specifications for our laser systems in a timely manner could cause installation delays, cancellations, and damage to our reputation.

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

Moreover, we have in the past and may in the future also experience unanticipated disruptions to operations or other difficulties with our supply chain or internalized supply processes due to exchange rate fluctuations, volatility in regional markets from where materials are obtained, changes in the general macroeconomic outlook, global trade disputes, political instability, expropriation or nationalization of property, public health emergencies and related government policies and restrictions designed to mitigate the effects of such emergencies. The failure by us to obtain raw materials or components in a timely manner or to obtain raw materials or components that meet our quantity and cost requirements could impair our ability to manufacture our products or increase their costs. If we cannot obtain substitute materials or components on a timely basis or on acceptable terms, we could be prevented from delivering our laser systems to customers within required time frames, which could result in sales and installation delays, cancellations, penalty payments, or damage to our reputation, any of which could have a material adverse effect on our business and results of operations. In addition, we rely on our suppliers to meet quality standards, and the failure of our suppliers to meet or exceed those quality standards could cause delays in the delivery of our products, cause unanticipated servicing costs, and cause damage to our reputation.

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

We face various other risks with respect to the supply chain that could adversely affect our business, prospects, financial condition, and operating results.

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

We are also highly dependent upon the ability to ship products to customers and to receive shipments of supplies from suppliers. In the event of continued disruptions in worldwide or regional shipping, such as the current shipping constraints in the Red Sea and Middle East, our access to supplies and the delivery of products to customers by us or our distributors may correspondingly be negatively impacted. Any such disruptions would likely materially and adversely affect our operating results and financial condition.

If we fail to accurately forecast component and material requirements for our products, we could incur additional costs and significant delays in shipments, which could result in a loss of customers.

We use rolling forecasts based on anticipated product orders and material requirements planning systems to determine our product requirements. It is very important that we accurately predict both the demand for our products and the lead times required to obtain the necessary components and materials. We depend on our suppliers for most of our product components and materials. Lead times for components and materials that we order vary significantly and depend on factors including the specific supplier requirements, the size of the order, contract terms and current market demand for components. For substantial increases in our sales levels of certain products, some of our suppliers may need significant lead time and therefore may not be able to keep up with our needs if we are unable to provide sufficient advanced notice of our requirements. If we overestimate our component and material requirements, we may have excess inventory, which may lead to both an increase in cash usage and an increase in net loss if such excess inventory becomes obsolete and can no longer be sold or only sold at discounted prices. If we underestimate our component and material requirements, we may have inadequate inventory, which could interrupt and delay delivery production and the associated delivery of our products to our customers. The occurrence or continuance of any of the foregoing risks may materially adversely affect our business and results of operations.

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

These lengthy sales and installation cycles also increase the risk that our customers fail to satisfy their payment obligations or cancel orders before the completion of the transaction or delay the planned date for installation. If a customer terminates for convenience, we may be unable to recover some of our costs that we incurred prior to cancellation. We may need to procure long lead time items or place large order lot quantities for critical material well in advance of a termination leaving us with excess inventory. Our operating expenses are based on anticipated sales levels, and certain of our expenses are fixed. If we are unsuccessful in closing sales after expending significant resources or if we experience delays or cancellations, we may incur significant expenses without ever receiving revenue to offset those expenses, which would materially adversely affect our business and results of operations.

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
•
disruptions in our sales, production, service, or other business activities resulting from our inability to attract and retain qualified personnel;
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

We currently partner with and derive a portion of our revenue from contracts with certain government entities, and the growth of our business may be impacted by our partnerships with such government entities and on our successful procurement of additional government contracts. However, demand is often unpredictable from government entities, and there can be no assurance that we will be able to generate further revenue from the public sector. Revenue from government entities for the years ended December 31, 2023 and 2022 amounted to approximately 47% and 47% of our total revenue, respectively. Factors that could impede our ability to generate revenue from government contracts, include, but are not limited to:

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

The occurrence of any of the foregoing could cause governments and governmental agencies to delay or refrain from purchasing our blue laser technology in the future or otherwise have an adverse effect on our business, operating results, and prospects.

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

Over time, we must achieve commercial production levels and effectively manage the manufacturing costs for our laser systems. While we have sought, and will continue to seek, to manage our manufacturing and services costs, the cost of components and raw materials, for example, could increase in the future, particularly if high rates of inflation continue. Any such increases could slow our growth and cause our financial results and operational metrics to suffer. In addition, we may face increases in our other expenses, including increases in wages or other labor costs, as well as marketing, sales, or related costs. We may continue to make significant investments to drive growth in the future. Increases in any of these costs or our failure to achieve expected or contractually required cost reductions could adversely affect our results of operations and financial condition and harm our business and prospects. If we are unable to reduce our cost structure sufficiently in the future, we may not be able to achieve profitability, which could have a material adverse effect on our business and prospects. In addition, until we generate meaningful revenue from sales of our products, we will remain limited in our ability to pass on the cost of any price increases in the cost of components or our operations to our customers.

In the event of future growth, our information technology systems and our internal control over financial reporting and procedures may not be adequate to support our operations.

In the event of future growth, our information technology systems and our internal control over financial reporting and procedures may not be adequate to support our operations. To manage such growth in operations and personnel, we will need to continue to improve our operational, financial and management controls, and reporting systems and procedures. Failure to manage growth effectively could result in an increased risk of fraud, information security vulnerabilities, or other operational difficulties, any of which could adversely affect our business and results of operations.

We are highly dependent on current key executives and if we are unable to attract and retain key employees and hire qualified management, technical, engineering, and sales personnel, our ability to compete and successfully grow our business could suffer.

We believe that our success and our ability to reach our strategic objectives are highly dependent on our ability to recruit and retain key management, technical, engineering, production and sales personnel. In particular, we are highly dependent on the services of Brian Knaley, our Chief Executive Officer, Ron Nicol, our Executive Chairman, Brian Faircloth, our Chief Operating Officer, and Matthew Philpott, our Chief Marketing and Sales Officer. If we are unable to recruit or retain any of our key employees, this could disrupt our operations, delay the development and introduction of our products and services and negatively impact our business, prospects, financial condition, and operating results. For example, a lack of qualified labor to operate our production process may slow our production and impact our production cost and schedule.

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

Incorrect estimates or assumptions by management in connection with the preparation of our consolidated financial statements could adversely affect our reported assets, liabilities, income, revenue, or expenses.

The preparation of our consolidated financial statements requires management to make critical accounting estimates and assumptions that affect the reported amounts of assets, liabilities, income, revenues or expenses during the reporting periods. Incorrect estimates and assumptions by management could adversely affect our reported amounts of assets, liabilities, income, revenues, and expenses during the reporting periods. If we make incorrect assumptions or estimates, our reported financial results may be over- or understated, which could materially and adversely affect our business, financial condition and results of operations.

Operational costs can be difficult to predict and may include costs from requirements related to the decommissioning of our systems.

We will rely heavily on complex machinery for our operations and our production will involve a significant degree of uncertainty and risk in terms of operational performance and costs. Our laser systems will be comprised of many components. The components of our laser systems may suffer unexpected malfunctions from time to time and will depend on repairs and spare parts to resume operations, which may not be available when needed. Unexpected malfunctions of our laser systems or their constituent components may significantly affect the intended operational efficiency and performance. In addition, our laser systems may need to be decommissioned from time to time, and the related costs could be significant given the expected size and complexity of our laser systems and of our powder bed metal printers in particular. Operational performance and costs, including those related to project stoppage, can be difficult to predict and are often influenced by factors outside of our control, such as, but not limited to, scarcity of natural resources, environmental hazards and remediation, costs associated with manufacturing, assembling, commissioning, testing or decommissioning of machines, labor disputes and strikes, difficulty or delays in obtaining governmental permits, damages or defects in electronic systems, industrial accidents, fire, seismic activity, and natural disasters. Should operational risks materialize, it may result in the personal injury to or death of workers, the loss of production equipment, damage to manufacturing facilities, monetary losses, delays and unanticipated fluctuations in production, administrative fines, increased insurance costs, and potential legal liabilities, all of which could have a material adverse effect on our business, results of operations, cash flows, financial condition, or prospects.

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

We have incurred significant net losses during our history and our ability to become profitable in the near future is uncertain. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire (if at all). As of December 31, 2023, we had approximately $56 million and $30 million of federal and state net operating loss carryforwards (“NOLs”), respectively. These amounts included approximately $1.6 million of federal research and development tax credits.

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
•
availability and cost of raw materials and components, labor, and equipment for manufacturing our laser systems;
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

Risks Relating to Our Industry

Our future growth is dependent upon the competition, pace and depth of blue laser adoption, as well as on the growth of certain end markets. If such markets do not develop as we expect, or if they develop more slowly than we expect, our business, prospects, financial condition, and operating results could be adversely affected.

Our future growth depends upon several factors, including the speed at which the market is willing to adopt blue lasers and our ability to penetrate such market. Because the laser industry continues to evolve and is characterized by rapidly changing technologies, changing government regulation and industry standards, and changing consumer and industrial demands and behaviors. Our growth also depends on the growth of and adoption within certain end markets such as electric passenger cars, trucks and buses, healthcare, battery storage technology, consumer electronics, metal 3D printing, and aerospace and defense. The development of such end markets may be influenced by changes in regulatory environments, customer demand, and many other factors beyond our control. If such end markets do not develop as we expect, including if they develop more slowly than we expect, or if they develop in a way that reduces or eliminates the need for metal welding, demand for our laser systems and thus our business, prospects, financial condition, and operating results could be adversely affected.

If the cost of competitive technologies continues to decline, our blue laser technology may not be considered as cost-effective when compared to such competing technologies.

The growth and profitability of our business is also dependent upon our technology being more cost-effective than competing existing technologies, such as infrared lasers, ultrasonic welding and resistance welding. If the cost of competing existing technologies, declines sufficiently, our laser system may not be considered as cost-effective for potential customers, which would decrease the demand for our products. Such a decrease in demand would materially adversely affect our business, prospects ,and results of operations.

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

The average selling price of our product may decrease over the life of the product, which may reduce our revenue and gross margins. The average selling price for our products may decline as a result of competitive pricing pressures, promotional programs and customers who are able to negotiate price reductions. The pricing of our products depends on the specific features and functions of the product, purchase volumes and the level of sales and services support. We expect competition in our industry to increase in the future. As we experience pricing pressure, we anticipate that the average selling price and gross margin per product will decrease over product lifecycles. We cannot assure you that we will be successful in developing and introducing on a timely basis new products with enhanced features, or that these products, if introduced, will enable us to maintain our average selling price, revenue and gross margins at current levels. Our revenue and gross margin has been and will continue to be affected by a variety of factors including competition, the product mix and average selling price of products, new product introduction, enhancements and the cost of components, overhead absorption, and manufacturing labor. We must manage each of these factors competitively for our gross margins to remain at our desired levels.

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

Even if we successfully introduce all of the laser welding and powder bed metal printing products currently under development, it is possible that our competitors will develop new products and technologies that will replace our own. As a result, any of our products may be rendered obsolete or uneconomical by our or our competitors’ technological advances, leading to an inability to capture or retain market share, a decline in revenue, and adverse effects to our business and prospects.

Global economic conditions and macroeconomic events may adversely affect us.

In recent years, the United States and other significant markets have experienced cyclical downturns. As a result of the rapid increase in interest rates in 2022 and 2023, many central banks raised target interest rates, which may increase the risk of a recession. Further, the current inflationary environment has caused volatility in the capital and credit markets and uncertainty with respect to the health of the financial markets.

Global economic conditions and macroeconomic events over which we have no control may adversely affect our industry and our business. Economic uncertainty and associated macroeconomic conditions make it extremely difficult for our partners, suppliers, and us to accurately forecast and plan future business activities, especially as investment decisions on capital equipment are highly susceptible to changes in global economic factors.

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

We cannot predict the timing, strength, or duration of any economic slowdown or any subsequent recovery generally, or any industry in particular or how global business and political conditions may change. To the extent that general business, economic or political conditions, including overall changes in demand for our products, decline, our business, financial condition, and results of operations, including revenues, could be materially adversely affected.

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

We are subject to laws and regulations enacted by national, regional, and local governments. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming, and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments, and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business.

Litigation, regulatory actions, and compliance issues could subject us to significant fines, penalties, judgments, remediation costs, negative publicity, and requirements resulting in increased expenses.

We may from time to time be involved in legal proceedings, administrative proceedings, claims and other litigation, with governmental agencies and entities as well as private parties, which arise in the ordinary course of business. In addition, since our laser systems are a new type of product in a nascent market, we may in the future need to seek the amendment of existing regulations or, in some cases, the creation of new regulations, in order to operate our business or sell our products in some jurisdictions. Such regulatory processes may require public hearings concerning our business, which could expose us to subsequent litigation.

Litigation can be expensive, lengthy, and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. Responding to lawsuits brought against us, or legal actions that we may initiate, can be expensive and time-consuming. Unfavorable outcomes or developments relating to proceedings to which we are a party or transactions involving our products, such as judgments for monetary damages, injunctions, or denial or revocation of permits, could have a material adverse effect on our business, financial condition, and results of operations. To the extent such proceedings also generate negative publicity, our reputation and business could also be adversely affected. In addition, handling compliance issues and the settlement of claims could adversely affect our financial condition and results of operations.

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

Laws, regulations, and rules relating to privacy, information security, and data protection could increase our costs and adversely affect our business opportunities. In addition, the ongoing costs of complying with such laws, regulations, and rules could be significant.

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

Additionally, the California Privacy Rights Act, or CPRA, was approved by California voters in the November 2020 election. The CPRA significantly modifies the CCPA, creating obligations relating to consumer data which began on January 1, 2022, with enforcement anticipated to commence July 1, 2023. Additionally, other U.S. states continue to propose, and in certain cases adopt, privacy-focused legislation that maintains similarities to the CCPA and CPRA. The U.S. federal government also is contemplating privacy legislation. Laws, regulations, and other actual and potential obligations relating to privacy, data protection, and data security are evolving rapidly, and the regulatory landscape regarding privacy, data protection, and data security is likely to remain uncertain for the foreseeable future. We expect to be subject to new laws and regulations, or new interpretations of laws and regulations, in the future in various jurisdictions. Additionally, we may be bound by contractual requirements applicable to our collection, use, processing, and disclosure of various types of data, and may be bound by, or voluntarily comply with, self-regulatory or other industry standards relating to these matters. These laws, regulations, and other obligations, and changes in their interpretation, could require us to modify our operations and practices, restrict our activities, and increase our costs in the future, and it is possible that these laws, regulations, and other obligations may be inconsistent with one another or be interpreted or asserted to be inconsistent with our business or practices. Any actual or perceived inability to adequately address privacy and security concerns or to comply with applicable laws, rules, regulations, and other actual or asserted obligations relating to privacy, data protection, and information security could result in claims, demands, and litigation by private parties, investigations and other proceedings by regulatory authorities, fines, penalties, and other liabilities, and have an adverse effect on our business, prospects, results of operations, financial position, and reputation.

Our business may depend on the continued availability of rebates, tax credits, and accelerated depreciation schedules, and other financial incentives. The reduction, modification, or elimination of government economic incentives, particularly in the defense and research sectors, and tax policies could cause our revenue to decline and harm our financial results.

The U.S. federal government and some foreign, state, and local governments provide incentives to end users in the form of rebates, tax credits and accelerated depreciation schedules, and other financial incentives. Our business may rely on these governmental rebates, tax credits, and other financial incentives to significantly lower the effective price of our laser systems to our customers. However, these incentives may expire on a particular date, end when the allocated funding is exhausted, or be reduced or terminated as a matter of regulatory or legislative policy. Changes in the availability of rebates, tax credits, and other financial programs and incentives could reduce demand for our laser systems, impair sales financing, and adversely impact our business results.

Unanticipated changes in tax laws may affect future financial results.

Nuburu is a U.S. corporation and thus subject to U.S. corporate income tax on its worldwide operations. Our principal operations and certain potential customers are located in the United States, and as a result, the Company is subject to various U.S. federal, state, and local taxes. New U.S. laws and policy relating to taxes may have an adverse effect on the Company’s business and future profitability. Further, existing U.S. tax laws, statutes, rules, regulations, or ordinances could be interpreted, changed, modified or applied adversely to the Company.

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

Additionally, although we currently primarily operate in the United States, we will seek to expand our business operations internationally to other markets including, but not limited to, Europe and Asia. Any international expansion of our business could subject our business to tax risks associated with international operations. For example, tax compliance in various jurisdictions, some of which may have potentially conflicting tax laws, and all of which are subject to change, potentially with retroactive effect, could result in materially higher cash tax liabilities for our business. The tax laws in jurisdictions where we conduct business and applicable U.S. tax laws as they relate to international operations may not act together in a coordinated fashion, which could also result in material incremental taxes for our business. Moreover, an expansion of our business internationally also creates risks that our business could have a taxable presence in jurisdictions where we are not filing tax returns. Taxing authorities, both domestically and internationally, have become increasingly aggressive regarding asserting that companies have a taxable presence in jurisdictions, and our business could face these risks in connection with the internal expansion of our business.

We must comply with and could be impacted by various export controls and trade and economic sanctions laws and regulations that could negatively affect our business and may change due to diplomatic and political considerations outside of our control.

We expect to ship our products to countries throughout the world. Doing business on a global basis requires us to comply with anti-corruption laws and regulations imposed by governments around the world with jurisdiction over our operations, including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act 2010, as well as the laws of the countries where we do business. We are also subject to various trade restrictions, including trade and economic sanctions and export controls, imposed by governments around the world with jurisdiction over our operations. For example, in accordance with trade sanctions administered by the Office of Foreign Assets Control and the U.S. Department of Commerce, we are subject to limitations on or are prohibited from engaging in transactions involving certain persons and certain designated countries or territories, including Belarus, Cuba, Iran, Syria, North Korea, Russia, and certain occupied territories in Ukraine. In addition, our products are subject to export regulations that can involve significant compliance time and may add additional overhead cost to our products. In recent years the U.S. government has had a renewed focus on export matters. For example, the Export Control Reform Act of 2018 and regulatory guidance have imposed additional controls, and may result in the imposition of further additional controls, on the export of certain “emerging and foundational technologies.” Our current and future products may be subject to these heightened regulations, which could increase our compliance costs.

We are committed to doing business in accordance with applicable anti-corruption laws and regulations and with applicable trade restrictions. If we engage independent sales representatives or distributors for our products or enter into strategic partnerships, we face the risk that such persons or entities and their respective officers, directors, employees, and agents may take action determined to be in violation of such laws and regulations. Any violation by any of these persons could result in substantial fines, sanctions, civil or criminal penalties, or curtailment of operations in certain jurisdictions, and might adversely affect our operating results, even where we had no control over such persons or our control was limited. In addition, actual or alleged violations could damage our reputation and ability to do business.

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

The Public Warrant Agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with us.

The Warrant Agreement between Continental Stock Transfer & Trust Company, as warrant agent, and the Tailwind, dated September 9, 2020, pursuant to which the Public Warrants were issued (as it may be amended, supplemented or otherwise modified from time to time, the “Warrant Agreement”) provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the Warrant Agreement will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction will be the exclusive forum for any such action, proceeding or claim. Under the Warrant Agreement, we also agree that we will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

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

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us, which may discourage such lawsuits. Alternatively, if a court were to find this provision of the Warrant Agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition, and results of operations and result in a diversion of the time and resources of our management and board of directors.

Risk Relating to Intellectual Property

We may be unable to protect, defend, maintain, or enforce our intellectual property rights for the intellectual property on which our business depends, including against existing or future competitors. Failure to protect defend, maintain and enforce that intellectual property could result in our competitors offering similar products, potentially adversely affecting our growth and success.

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

Our intellectual property is critical to our business and although we have taken many protective measures to protect our trade secrets, including agreements, limited access, segregation of knowledge, password protections, and other measures, policing unauthorized use of proprietary technology can be difficult and expensive. Also, litigation may be necessary to enforce our intellectual property rights, protect our trade secrets, or determine the validity and scope of the proprietary rights of others. Such litigation may result in our intellectual property rights being challenged, limited in scope, or declared invalid or unenforceable. We cannot be certain that the outcome of any litigation will be in our favor, and an adverse determination in any such litigation could impair our intellectual property rights and may harm our business, prospects and reputation.

We have already and expect to continue to incur substantial expense and costs in protecting, enforcing and defending our intellectual property rights against third parties. Future litigation relating to protecting our rights could be time consuming and expensive. We rely primarily on patent, copyright, trade secret, and trademark laws, and non-disclosure, confidentiality, and other types of contractual restrictions to establish, maintain, and enforce our intellectual property and proprietary rights. However, our rights under these laws and agreements afford us only limited protection and the actions we take to establish, maintain, and enforce our intellectual property rights may not be adequate. For example, our trade secrets and other confidential information could be disclosed in an unauthorized manner to third parties, our owned or licensed intellectual property rights could be challenged, invalidated, circumvented, infringed, or misappropriated or our intellectual property rights may not be sufficient to provide us with a competitive advantage, any of which could have a material adverse effect on our business, financial condition, or operating results. In addition, the laws of some countries do not protect proprietary rights as fully as do the laws of the United States or may even formally or tacitly encourage the piracy of foreign intellectual property. As a result, we may not be able to protect our proprietary rights adequately abroad.

We rely, in part, on our ability to obtain, maintain, expand, enforce, and defend the scope of our intellectual property portfolio or other proprietary rights, including the amount and timing of any payments we may be required to make in connection with the licensing, filing, defense, and enforcement of any patents or other intellectual property rights. The process of applying for and obtaining a patent is expensive, time-consuming, and complex, and we may not be able to file, prosecute, maintain, enforce, or license all necessary or desirable patent applications at a reasonable cost, in a timely manner, or in all jurisdictions where protection may be commercially advantageous, or we may not be able to protect our proprietary rights at all. We may not be successful in protecting our proprietary rights, and unauthorized parties may be able to obtain and use information that we regard as proprietary.

Though an issued patent is presumed valid and enforceable, its issuance is not conclusive as to its validity or its enforceability and it may not provide us with adequate proprietary protection or competitive advantages against competitors with similar products. Patents, if issued, may be challenged, deemed unenforceable, invalidated, or circumvented. Proceedings challenging our patents could result in either loss of the patent, or denial or the patent application or loss or reduction in the scope of one or more of the claims of the patent or patent application. In addition, such proceedings may be costly. Thus, any patents that we may own may not provide any protection against competitors. Furthermore, an adverse decision may result in a third party receiving a patent right sought by us, which in turn could affect our ability to commercialize our products.

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

The U.S. Patent and Trademark Office (the "USPTO") and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. In addition, periodic maintenance fees on issued patents often must be paid to the USPTO and foreign patent agencies over the lifetime of the patent. While an unintentional lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Even if a lapse is cured, reviving the patent or application, there is a risk that the revival can be challenged by third parties in proceeding and litigation, and that the revival can be overruled. Non-compliance events that could result in abandonment or lapse of a patent or patent application include failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we fail to maintain the patents and patent applications covering our products, we may not be able to stop a competitor from marketing products that are the same as or similar to our products, which would have a material adverse effect on our business.

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

Third parties may also submit prior art to the USPTO during patent prosecution, which could adversely affect our ability to obtain a patent and it is also possible for third parties to challenge granted patents through Patent Office proceedings such as post-grant review, inter partes review and derivation proceedings. A lower evidentiary standard is imposed in USPTO proceedings compared to the evidentiary standard in U.S. federal courts necessary to invalidate a patent claim. As such, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action. The uncertainties and costs surrounding the prosecution of our owned or in-licensed patent applications and the enforcement or defense of our owned or in-licensed issued patents could have a material adverse effect on our business.

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

Other Risks

Cyber-attacks and other disruptions, security breaches, and incidents could have an adverse effect on our business, harm our reputation, and expose us to liability.

Computer malware, viruses, physical or electronic break-ins, and similar disruptions and security breaches or incidents could lead to interruption and delays in our services and operations and loss, misuse or theft of data, financial information, and Company funds. Computer malware, viruses, ransomware and other malicious code, and hacking and phishing attacks have become more prevalent and may occur on our systems in the future. Threats to and vulnerabilities in our systems and infrastructure and those of our third party service providers may result from human error, fraud, or malice on the part of our employees or third-party service providers or by malicious third parties, including state-sponsored organizations with significant financial and technological resources, or from accidental technological failure. Attempts by cyber attackers or others to disrupt our services or systems or those of our third-party service providers, as well as employee or service provider error or malfeasance, technical failures, or other causes of security breaches and incidents could harm our business, result in a loss of intellectual property, result in claims, demands, and litigation by private parties, investigations and other proceedings by regulatory authorities, fines, penalties, and other liabilities, introduce liability to data subjects, result in the misappropriation of funds, be expensive to remedy and damage our reputation or brand. Efforts to prevent cyber attackers from entering and disrupting computer systems are expensive to implement, and we may not be able to cause the implementation or enforcement of such preventions with respect to our third-party service providers. Despite the security measures that we and our service providers utilize, our infrastructure and that of our service providers may be vulnerable to physical break-ins, ransomware, computer viruses, other malicious code attacks by hackers, phishing attacks, social engineering, or similar disruptive problems. Though it is difficult to determine what, if any, harm may directly result from any specific interruption, attack or other security breach or incident, any failure to maintain performance, reliability, security and availability of systems and technical infrastructure may, in addition to other losses and liabilities, harm our reputation, brand and ability to attract customers.

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

Natural disasters, unusual weather conditions, epidemic outbreaks, terrorist acts, and political events could disrupt our business. Interruption or failure of our infrastructure could hurt our ability to effectively perform our daily operations and provide and produce our products and services, which could damage our reputation and harm our operating results.

We are vulnerable to natural disasters and significant disruptions including floods, earthquakes, fires, hail storms, snow storms, water shortages, other extreme or unusual weather conditions, epidemics or pandemics, acts of terrorism, war or disruptive political events where our facility is located, or where our third-party suppliers’ facilities are located, power shortages, and blackouts and aging infrastructures. Furthermore, climate change appears to have increased, and may continue to increase, the rate, size, and scope of these natural disasters. In the event of such a natural disaster or other disruption, we could experience disruptions to our operations or the operations of suppliers, subcontractors, distributors or customers, which could affect our ability to fulfill our customer contracts or damage our reputation, which would have a material adverse effect on our business, financial condition, and results of operations.

We may engage in a wide array of potential strategic transactions, which could require significant management attention, disrupt our business, dilute stockholder value, and adversely affect our operating results and financial condition.

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

In addition, we may issue up to $100,000,000 of Common Stock from time to time over a 48-month period under the Lincoln Park Purchase Agreement. Holders of Common Stock will experience dilution in connection with any issuances of Common Stock under the Lincoln Park Purchase Agreement. Pursuant to the Lincoln Park Purchase Agreement, the Company issued to Lincoln Park in connection with the Closing 200,000 shares of Common Stock in consideration for entering into the Lincoln Park Purchase Agreement and an additional 400,000 shares of Common Stock on March 2, 2023, representing the number of shares equal to $2,000,000 divided by the lesser of (x) $10.00 per share or (y) the average closing price of the Common Stock for the 10 consecutive business days prior to the date that is 30 days after the Closing, provided that if such average closing price is below $5.00 per share, then the average closing price shall be deemed to be $5.00 per share (the price was deemed to be $5.00 per share). Holders of Common Stock experienced dilution in connection with the issuances of such commitment shares to Lincoln Park and will experience further dilution upon conversion of shares of Preferred Stock (including those already issued at Closing), shares issued upon conversion of the Convertible Senior Notes, or shares issued upon the exercise of the warrants issued in connection with with the Senior Convertible Notes or the Junior Notes (refer to Note 8 in the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for more information on these notes and warrants). Such dilution or any decline in the prevailing market price of our Common Stock, whether due to the foregoing or due to sales by holders of Common Stock, may limit our ability to use our securities in connection with a potential strategic transaction or may require increased dilution in the event that we pursue a potential strategic transaction using our securities to pay for such transaction.

Negative publicity could result in a decline in our growth and have a material adverse effect on our business, our brand, and our results of operations.

We have invested and will continue to invest in our brand. We believe that maintaining and enhancing our brand identity is critical to our relationships with existing partners and customers, and to our ability to attract new partners and customers. Our ability to compete for and maintain partnerships relies to a large extent on our partners and customers’ trust in our business and the value of our brand. The failure or perceived failure to maintain our brand could adversely affect our brand value, financial condition and results of operations. Negative publicity can adversely affect our reputation and damage our brand, and may arise from many sources, including actual or alleged misconduct, errors or improper business practices by employees, employee claims of discrimination or harassment, product failures, existing or future litigation or regulatory actions, inadequate protection of customer information, data breaches, matters affecting our financial reporting or compliance with SEC and exchange listing requirements, and media coverage, whether accurate or not. Negative publicity or allegations of unfavorable business practices, poor governance, or workplace misconduct can be rapidly and widely shared over social or traditional media or other means, and could reduce demand for our products, undermine the loyalty of our customers and impact our partnerships, reduce our ability to recruit and retain employees, or lead to greater regulatory scrutiny of our operations. In addition, we and our officers, directors, and employees may be, named or otherwise involved in litigation or claims, including employment-related claims such as workplace discrimination or harassment, which could result in negative publicity or adversely impact our business, even if we are ultimately successful in defending against such claims.

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
health epidemics or pandemics;
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

In addition, failure to comply with any laws or regulations applicable to us as a public company may result in legal proceedings or regulatory investigations, and may cause reputational damage. The occurrence of any of the foregoing could harm our business, financial condition, and results of operations.

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

We prepare our financial statements in accordance with generally accepted accounting principles ("GAAP") in the United States, which are subject to interpretation or changes by the Financial Accounting Standards Board, the SEC, and other various bodies formed to promulgate and interpret appropriate accounting principles. New accounting pronouncements and changes in accounting principles have occurred in the past and are expected to occur in the future which may have a significant effect on our financial results. Furthermore, any difficulties in implementation of changes in accounting principles, including the ability to modify our accounting systems, could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.

Our management has limited experience in operating a public company.

Our executive officers have limited experience in the management of a publicly traded company. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities, which will result in less time being devoted to revenue producing activities and the management and growth of our business, adversely affecting our ability to attract or take advantage of business opportunities. Our management team may not be successful or effective in managing a public company that will be subject to significant regulatory oversight and reporting obligations under federal securities laws. We may not have adequate personnel with the appropriate level of knowledge, experience, and training in the accounting policies, practices, or internal controls over financial reporting required of public companies in the United States. The development and implementation of the standards and controls necessary for us to achieve the level of accounting standards required of a public company in the United States may require costs greater than expected. It is possible that we will be required to expand our employee base and hire additional employees to support our operations as a public company, which will increase our operating costs in future periods.

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

Pursuant to the Certificate of Designations, on January 31, 2025, the two-year anniversary of the Preferred Stock Issuance, (i) if the Conversion Price (as defined in the Certificate of Designations) is equal to or less than the volume-weighted average price (“VWAP”) of our Common Stock, then we will convert all outstanding shares of our Preferred stock into shares of Common Stock at the Conversion Price and (ii) if the Conversion Price exceeds the VWAP of Common Stock, then we will be obligated to redeem all outstanding shares of Preferred Stock for $10.00 in cash. In addition, upon any conversion at any time that would result in the holders beneficially owning greater than 9.99% of our voting stock outstanding as of the conversion date or any individual holder beneficially owning Common Stock in excess of the maximum number of shares of Common Stock that could be issued to the holder without triggering a change of control under the applicable stock exchange listing rules, the excess, if any, of the conversion consideration otherwise payable upon such conversion shall also be paid in cash, based on an amount per share of Common Stock equal to the last reported price per share of the Common Stock on the trading day immediately preceding the conversion date. We intend to satisfy these obligations through legally available funds, through proceeds from the potential issuance of shares to Lincoln Park, pursuant to the Lincoln Park Purchase Agreement, or otherwise available for use following consummation of the Business Combination. However, there can be no guarantee that we will have sufficient funds available to meet these obligations. In addition to being required to pay such amounts as owing pursuant to these obligations, we may also be required, pursuant to the IRA, to pay an excise tax of 1% on the fair market value of any Preferred Stock redeemed. The redemption of the Preferred Stock and the payment of any excise tax could adversely affect our business, financial position, and results of operations, and in the event our assets are not sufficient to meet our redemption obligations, the amounts distributed to such holders would be paid out on a pro rata basis.

NYSE American may delist the Company’s securities from trading on its exchange, which could limit investors’ ability to make transactions in its securities and subject the Company to additional trading restrictions.

The Company’s Common Stock is publicly traded on the NYSE American under the symbol “BURU”. On December 28, 2023, the Company received notice (the "Notice") from the NYSE American indicating that the Company is not in compliance with the continued listing standard set forth in Section 1003(f)(v) of the NYSE American Company Guide (the “Company Guide”) because the shares of the Company’s Common Stock have been selling for a low price per share for a substantial period of time. The Notice had no immediate effect on the listing or trading of the Company’s securities and the Company’s Common Stock will continue to trade on the NYSE American under the symbol “BURU” with the designation of “.BC” to indicate that the Company is not in compliance with the NYSE American’s continued listing standards. Additionally, the Notice does not result in the immediate delisting of the Company’s securities from the NYSE American.

Pursuant to Section 1003(f)(v) of the Company Guide, the Company’s continued listing is predicated on it demonstrating sustained price improvement by no later than June 28, 2024. The Notice further stated that, as a result of the foregoing, the Company has become subject to the procedures and requirements of Section 1009 of the Company Guide, which could, among other things, result in the initiation of delisting proceedings, unless the Company cures the deficiency in a timely manner. The Company intends to monitor the stock price and consider available options to regain compliance by June 28, 2024. On February 22, 2024, the Company's stockholders approved a proposal authorizing the Company's Board of Directors to effect a reverse stock split within a range of 1 to 30 to 1 to 75.

Additionally, on December 12, 2023, the NYSE American notified the Company, and publicly announced, that the NYSE American had determined to (a) commence proceedings to delist the Company's Public Warrants, each whole Public Warrant exercisable to purchase one share of the Company's Common Stock at a price of $11.50 per share, and listed to trade on the NYSE under the symbol "BURU WS", and (b) immediately suspend trading in the Warrants due to "abnormally low" trading price levels.

In order to continue listing its securities on the NYSE American, the Company is required to maintain certain financial, distribution and stock price levels. We cannot assure you that the Company will be able to continue to meet those listing requirements or come back into compliance with those listing requirements.

If the NYSE American delists the Company’s Common Stock from trading on its exchange and the Company is not able to list its securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

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

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Since the Company’s Common Stock is listed on NYSE American, it is a covered security. Although the states are preempted from regulating the sale of its securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. Further, if the Company was no longer listed on a securities exchange, its securities would not be covered securities and it would be subject to regulation in each state in which it offers its securities.

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
•
changes in accounting standards, policies, guidelines, interpretations or principles; and
•
other events or factors, including those resulting from natural disasters, pandemics, hostilities or the perception that hostilities may be imminent, military conflict and war, acts of terrorism, sanctions, or responses to these events.

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

We intend to retain future earnings, if any, for future operations, expansion and debt repayment (if any) and there are no current plans to pay any cash dividends for the foreseeable future. The declaration, amount, and payment of any future dividends on shares of our Common Stock or our Preferred Stock will be at the sole discretion of our board of directors. Our board of directors may take into account general and economic conditions, our financial condition, and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax, and regulatory restrictions, implications on the payment of dividends by us to our stockholders and us, and such other factors as our board of directors may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any future indebtedness we may incur. As a result, you may not receive any return on an investment in our Common Stock unless you sell shares for a price greater than that which you originally paid.

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

Future sales of substantial amounts of our Common Stock in the public markets, or the perception that such sales could occur, could cause the market price of our Common Stock to drop significantly, even if our business is doing well, and certain selling securityholders still may receive significant proceeds.

The sale of shares of our Common Stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of our Common Stock. These sales, or the possibility that these sales may occur, also might make it more difficult for the Company to sell equity securities in the future at a time and at a price that it deems appropriate.

On February 7, 2023, we filed a registration statement on Form S-1 (File No. 333-269610) (the “Resale S-1”), pursuant to which the selling securityholders named therein (the “Selling Securityholders”) can sell up to 36,629,724 shares of Common Stock and up to 2,235,279 shares of Preferred Stock. Certain of these shares of Common Stock were purchased at prices that were significantly below the current trading price of our Common Stock and the sale of such shares could result in the Selling Securityholder realizing a significant gain.

Sales of our Common Stock following the expiration of applicable lock-up restrictions or pursuant to the exercise of registration rights may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales could also cause the market price of our Common Stock to decline if such equity holders sell or are perceived by the market as intending to sell any such securities, and make it more difficult for you to sell your shares of Common Stock at a time and price that you deem appropriate.

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

On March 31, 2023, we filed a registration statement on Form S-1 (File No. 333-271046) (the “Lincoln Park S-1”), pursuant to which permits the offer and resale of up to 15,600,000 shares of the Company's Common Stock to Lincoln Park. If and when the Company does issue Common Stock to Lincoln Park, Lincoln Park may resell all, some or none of such shares at any time or from time to time in its discretion, subject to compliance with applicable securities laws and the Lincoln Park Purchase Agreement. Therefore, issuances to Lincoln Park by the Company could result in substantial dilution to the interests of other holders of Common Stock. Additionally, the issuance of a substantial number of Common Stock to Lincoln Park, or the anticipation of such issuances, could make it more difficult for the Company to sell equity or equity-related securities in the future at a time and at prices that it might otherwise wish to effect such sales.

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

The Company’s stockholders will experience dilution as a result of the issuance of Common Stock (i) to Lincoln Park pursuant to the Lincoln Park Purchase Agreement, (ii) under the Equity Incentive Plan, (iii) under the ESPP, (iv) pursuant to the exercise of outstanding options, (v) to holders of Preferred Stock upon the conversion of their shares of Preferred Stock, (vi) pursuant to the future exercise of Public Warrants or private warrants issued in 2023, or (vii) upon the conversion of the Senior Convertible Notes issued in 2023. Having a minority share position may reduce the influence that our current stockholders have on the management of the Company.

Upon satisfaction of certain conditions, the Company may also direct Lincoln Park to purchase up to an aggregate of $100,000,000 of Common Stock. Holders of Common Stock will experience dilution in connection with any issuances of Common Stock under the Lincoln Park Purchase Agreement.

In addition, certain of Nuburu’s current and former employees, directors, and consultants hold outstanding options, and certain of Nuburu’s current and future employees, directors and consultants are expected to be granted equity awards and purchase rights under the Equity Incentive Plan and the ESPP, as applicable. Holders of Common Stock will experience additional dilution when those equity awards and purchase rights become vested and settled or exercisable, as applicable, for shares of Common Stock. The Preferred Stock may be converted into shares of Common Stock at the election of the stockholder or the Company, subject to certain conditions set forth in the Certificate of Designations (see the section entitled “Preferred Stock” in Exhibit 4.5 to this Annual Report on Form 10-K). If shares of Preferred Stock are converted into shares of Common Stock, holders of Common Stock will incur immediate dilution.

Common Stock ownership may also be substantially diluted by the exercise of Public Warrants or private warrants issued with the Senior Convertible Notes or the Junior Notes, or the conversion of the Senior Convertible Notes (refer to Note 8 in the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” for more information on these notes and warrants).

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

The Company may amend the terms of the Public Warrants in a manner that may be adverse to holders of Public Warrants with the approval by the holders of at least 65% of the then outstanding Public Warrants. As a result, the exercise price of the Public Warrants could be increased, the exercise period could be shortened and the number of shares of Common Stock purchasable upon exercise of a Public Warrant could be decreased, all without your approval.

The Public Warrants were issued in registered form under the Public Warrant Agreement. The Public Warrant Agreement provides that the terms of the Public Warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 65% of the then outstanding Public Warrants to make any change that adversely affects the interests of the registered holders of the Public Warrants. Accordingly, the Company may amend the terms of the Public Warrants in a manner adverse to a holder if holders of at least 65% of the then outstanding Public Warrants approve of such amendment. Although the Company’s ability to amend the terms of the Public Warrants with the consent of at least 65% of the then outstanding warrants is broad, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or stock, shorten the exercise period or decrease the number of shares of Common Stock purchasable upon exercise of a warrant.

The Company may redeem your unexpired Public Warrants prior to their exercise at a time that is disadvantageous to you, thereby making your Public Warrants worthless.

The Company has the ability to redeem outstanding Public Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of Common Stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any twenty (20) trading days within a thirty (30) trading-day period commencing once the Public Warrants become exercisable and ending on the third trading day prior to the date on which the Company gives proper notice of such redemption and provided certain other conditions are met. Shares of the Common Stock have never traded above $18.00 per share. If and when the Public Warrants become redeemable by the Company, the Company may not exercise its redemption right if the issuance of shares of common stock upon exercise of the Public Warrants is not exempt from registration or qualification under applicable state blue sky laws or it is unable to effect such registration or qualification.

The Company will use its best efforts to register or qualify such shares of common stock under the blue sky laws of the state of residence in those states in which the Public Warrants were offered. Redemption of the outstanding Public Warrants could force you (i) to exercise your Public Warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your Public Warrants at the then-current market price when you might otherwise wish to hold your Public Warrants or (iii) to accept the nominal redemption price which, at the time the outstanding Public Warrants are called for redemption, is likely to be substantially less than the market value of your Public Warrants.

In addition, the Company may redeem outstanding Public Warrants after they become exercisable for $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their Public Warrants prior to redemption for a number of Common Stock determined based on the redemption date and the fair market value of the Common Stock. The value received upon exercise of the Public Warrants (i) may be less than the value the holders would have received if they had exercised their Public Warrants at a later time where the underlying share price is higher and (ii) may not compensate the holders for the value of the Public Warrants, including because the number of shares of common stock received is capped at 0.361 shares of Common Stock per warrant (subject to adjustment) irrespective of the remaining life of the Public Warrants.

We have no obligation to notify holders of the Public Warrants that they have become eligible for redemption. However, pursuant to the Public Warrant Agreement, in the event we decide to redeem the warrants, we are required to mail notice of such redemption to the registered Public Warrant holders not less than 30 days prior to the redemption date.

Warrants will become exercisable for our Common Stock and our Preferred Stock will be convertible into Common Stock, each of which would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

Outstanding warrants to purchase an aggregate of 35,408,430 shares of our Common Stock are exercisable with thirty (30) days after December 31, 2023. Additionally, our Preferred Stock is convertible into shares of our Common Stock at any time at the holder’s option, and in certain circumstances at our option, subject to the conversion procedures and at the conversion price described in the Certificate of Designations (for more on information on the Preferred Stock, see the section entitled “Preferred Stock” in Exhibit 4.5 to this Annual Report on Form 10-K).

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

Certain of our stockholders have registration rights for restricted securities which provide for customary “demand” and “piggyback” registration rights for certain stockholders. In addition, shares of Common Stock acquired by Lincoln Park pursuant to the Lincoln Park Purchase Agreement will be afforded certain registration rights pursuant to the Lincoln Park Registration Rights Agreement. Sales of a substantial number of shares of Common Stock pursuant to these resale registration statements in the public market could occur at any time the registration statements remain effective. In addition, certain registration rights holders can request underwritten offerings to sell their securities. These sales, or the perception in the market that the holders of a large number of shares of Common Stock intend to sell shares of Common Stock, could reduce the market price of Common Stock.

There is no guarantee that our Warrants will be in the money at the time they become exercisable, and they may expire worthless.

The exercise prices for our warrants vary from $0.25 to $11.50 per share of Common Stock which exceeds $0.16, the closing price of our Common Stock on the NYSE American on April 9, 2024. The likelihood that warrant holders will exercise the warrants and any cash proceeds that we would receive is dependent upon the market price of our Common Stock. There is no guarantee that the Warrants will be in the money following the time they become exercisable and prior to their expiration, and as such, the warrants may expire worthless. If the holders of our warrants do not exercise our warrants prior to their expiration, we will not receive any proceeds from the warrants.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management program is aligned with the Company’s business strategy. It shares common methodologies, reporting channels, and governance processes that apply to other areas of enterprise risk, including legal, compliance, strategic, operational, and financial risk. Key elements of our cybersecurity risk management program include:

•
risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise information technology environment;
•
the use of external service providers, where appropriate, to assess, test, or otherwise assist with aspects of our security controls;

•
training and awareness programs for team members that include periodic and ongoing assessments to drive adoption and awareness of cybersecurity processes and controls;
•
a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•
a third-party risk management process for service providers, suppliers, and vendors.

In the last three fiscal years, the Company has not experienced any material cybersecurity incidents. We describe whether and how risks from identified cybersecurity threats have or that are reasonably likely to affect our financial position, results of operations, and cash flows, under the heading “Cyber-attacks and other disruptions, security breaches, and incidents could have an adverse effect on our business, harm our reputation, and expose us to liability” included as part of our Item 1A. "Risk Factors" of this Annual Report on Form 10-K, which disclosures are incorporated by reference herein.

The Company outsources around-the-clock coverage to a third-party managed service provider who provides timely alerting and notification of potential cybersecurity issues. We continually work with third-party experts to advise on new threats and cybersecurity strategy best practices for specific capabilities.

Our Audit Committee of the Board of Directors is responsible for oversight of our risk assessment, risk management, disaster recovery procedures, and cybersecurity risks. Periodically each year, the Audit Committee receives an overview from our Chief Executive Officer of our cybersecurity threat risk management and strategy processes, including potential impact on the Company, the efforts of management to manage the risks that are identified, and our disaster recovery preparations. Members of the Board of Directors regularly engage in discussions with management on cybersecurity-related news events and discuss any updates to our cybersecurity risk management and strategy programs.

ITEM 2. PROPERTIES

Our corporate headquarters are located in Centennial, Colorado where we lease approximately 30,000 square feet of space pursuant to a lease that expires in 2025. The facility is used for applications testing, semi-automated manufacturing, research and development, and quality control. Due to the compact size of our products and production lines, we believe this office space is sufficient to meet our near-term capacity needs; however, when the lease expires, we may seek alternate facilities for our operations. We believe that suitable alternative space would be available if required in the future on commercially reasonable terms.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price and Ticker Symbol

Our Common Stock has traded on the NYSE American under the symbol “BURU” since January 31, 2023. The Public Warrants were traded on the NYSE American under the symbol "BURU WS." On December 12, 2023, the New York Stock Exchange (“NYSE”) notified the Company, and publicly announced, that the NYSE had determined to (a) commence proceedings to delist the Company’s Public Warrants, and (b) immediately suspend trading in the Public Warrants due to “abnormally low” trading price levels. As such, the Public Warrants are no longer trading on a public exchange. Prior to January 31, 2023, Tailwind's Class A Common Stock and Public Warrants were listed on the NYSE American under the symbols "TWND" and "TWND WS" respectively.

Holders

As of April 9, 2024, there were 39 holders of record of our Common Stock. The actual number of stockholders of our Common Stock is greater than this number of record holders and includes holders who are beneficial owners but whose shares of Common Stock are held in street name by banks, brokers and other nominees.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

June 2023 Issuance. On June 16, 2023, the Company entered into a Note and Warrant Purchase Agreement (as amended, the “June 2023 Purchase Agreement”) with certain investors (each, an “Investor”), including existing investors, for the sale of (i) convertible promissory notes (“Senior Convertible Notes”) in the aggregate principal amount of $1.3 million, and (ii) warrants to purchase up to 1,889,535 shares of the Company’s Common Stock, par value $0.0001 per share (the sale of the Senior Convertible Notes and the warrants together, the “Private Placement”).

The Senior Convertible Notes are senior, unsecured obligations of the Company and bear interest at the rate of seven percent per year and are payable on the earlier of June 23, 2026 or the occurrence of an Event of Default, as defined in the Senior Convertible Notes. The Senior Convertible Notes may be converted at any time following June 23, 2023 prior to the payment in full of the principal amount of the Senior Convertible Notes at the Investor’s option. In the event of the Sale of the Company (as defined in the Senior Convertible Notes), the outstanding principal amount of each Convertible Note, plus all accrued and unpaid interest not otherwise converted into equity securities pursuant to the terms of the Senior Convertible Notes, shall (i) if the Investor so elects, be converted into equity securities pursuant to the terms of the Senior Convertible Notes (the “Conversion Shares”) at a price equal to $0.688 (subject to appropriate adjustment from time to time for any stock dividend, stock split, combination of shares, reorganization, recapitalization, reclassification or other similar event) (the “Conversion Price”), or (ii) be due and payable immediately prior to the closing of such Sale of the Company, together with a premium equal to 150% of the principal amount to be prepaid. Subsequent to the effectiveness of a registration statement registering the Registrable Securities (as defined below), the Company may elect to pay interest in kind through the issuance of shares of Common Stock at the Conversion Price, in lieu of payments in cash (the “Interest Shares”).

The warrants issued by the Company to the Investors pursuant to the June 2023 Purchase Agreement entitle the relevant Investor to purchase that number of fully paid and nonassessable shares of Common Stock determined by dividing the principal amount of each Convertible Note by the Conversion Price. The warrants have an exercise price equal to $1.03, which represents a 50% premium over the Conversion Price, and expire on June 23, 2028.

On June 16, 2023, the Company and the Investors also entered into a Registration Rights and Lock-Up Agreement (as amended, the “Registration Rights Agreement”), pursuant to which the Company agreed, following February 6, 2024 (the “Filing Deadline”), to use its commercially reasonable efforts to file a registration statement with the Securities and Exchange Commission for the resale of the Conversion Shares, the Warrant Shares and the Interest Shares (the “Registrable Securities”). Following the Filing Deadline, the Investors also are entitled to demand registration rights. Pursuant to the Registration Rights Agreement, the Investors agree that except for limited exceptions as provided therein, no notes, warrants, Conversion Shares, warrant shares or Interest Shares may be transferred until the earliest of the date that is one year from the anniversary of the date of the Registration Rights Agreement or the date on which the Company completes a liquidation, merger, stock exchange or other similar transaction wherein all the Company’s stockholders have the right to exchange their shares of Common Stock for cash, securities, or other property.

The June 2023 Purchase Agreement contains customary representations, warranties and covenants in connection with the transaction. The representations, warranties and covenants in the June 2023 Purchase Agreement are not intended to provide any other factual information about the Company. The representations, warranties and covenants contained in the Purchase Agreement were made only for purposes of such agreement and as of the date thereof, were solely for the benefit of the parties to such agreement, and may be subject to limitations agreed upon by the contracting parties.

The foregoing is only a brief description of the material terms of the Purchase Agreement, the Senior Convertible Notes, the warrants and the Registration Rights Agreement, does not purport to be a complete description of the rights and obligations of the parties thereunder.

The issuance of securities was exempt from registration requirements pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (“Securities Act”), as the securities were offered and sold solely to accredited investors in a private placement that did not involve any form of general solicitation.

November 2023 Issuance. On November 13, 2023, the Company entered into a Note and Warrant Purchase Agreement ("the November 2023 Purchase Agreement") with the lenders identified therein (the "Lenders") providing for a loan with an aggregate principal amount of $5.5 million (the “Loan”). The Loan includes zero-interest promissory notes issued with a 10% original issue discount, which will mature on the earlier of: (i) the Company closing a credit facility in principal amount of at least $20 million, (ii) a Sale Event (as defined in the November 2023 Purchase Agreement), or (iii) twelve months after issuance (the “Notes”).

The Notes contain customary events of default and are secured by the Company’s patent portfolio pursuant to a security agreement among the parties (the “Security Agreement”). Following acceptance by the NYSE of the Company’s supplemental listing application, the Company will also issue to the holders of Notes warrants exercisable for an amount of the Company’s common stock, par value $0.0001 per share (“Common Stock”), equal to 100% of the Note principal, which will be exercisable for $0.25 per share of Common Stock, have a 5-year term, and may be repurchased by the Company when the trading price of its Common Stock exceeds $1.50 for 20 out of any 30 consecutive trading days. If the Notes have not been repaid within six or nine months after issuance, the Notes will begin to bear interest (at the SOFR rate plus 9% and at the SOFR rate plus 12%, respectively) and an additional 25% warrant coverage will be provided at each such date, with a per share exercise price equal to 120% of the trading price of the Common Stock at the time of issuance and a redemption right in favor of the Company when the trading price of the Common Stock is greater than 200% of the applicable exercise price for 20 out of any 30 consecutive trading days. Shares of Common Stock issuable upon exercise of the warrants will be limited to an aggregate of 19.9% of the Company’s outstanding Common Stock until such time as the transaction is approved by the Company’s stockholders.

Pursuant to a registration rights agreement among the Company and the Lenders, the Company has registered the Common Stock underlying the warrants. The parties to the November Purchase Agreement also entered into an intercreditor and subordination agreement with the holders of the Company’s Senior Convertible Notes, which notes will now be secured pursuant to the Security Agreement and rank senior in priority to the Notes. The issuance of securities was exempt from registration requirements pursuant to Section 4(a)(2) of the Securities Act, as the securities were offered and sold solely to accredited investors in a private placement that did not involve any form of general solicitation.

April 2024 Issuance. On April 3, 2024, the Company entered into a Securities Purchase Agreement (the “SPA”) with certain accredited investors named therein (the “Investors”) pursuant to which the Investors agreed to purchase from the Company $3,000,000 of newly issued shares (the “Shares”) of the Company’s Common Stock, at a per Share purchase price of $0.125 per Share. Pursuant to the SPA, the Company will issue to the Investors warrants exercisable for an amount of Common Stock equal to 100% of the Shares, which will be exercisable for $0.1625 per share of Common Stock and have a 5-year term. The Investors will also have the right to nominate two out of seven directors for election to the Company’s board of directors.

Pursuant to a registration rights agreement among the Company and the Investors, the Company is required to promptly register the Shares and the Common Stock underlying the warrants.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. [RESERVED]

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise indicated, references in this section to "Nuburu," "we," "us," "our," and "the Company" refer to Nuburu, Inc. and its consolidated subsidiary, Nuburu, Subsidiary, Inc.

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

A comparison of the results for the years ended December 31, 2023 and 2022 is provided below. Our Annual Report on Form 10-K for the year ended December 31, 2022 includes discussion and analysis of our financial condition and results of operations for the years ended December 31, 2022 and 2021 in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Company Overview

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

Legacy Nuburu was determined to be the accounting acquirer and as such the financial statements represent a continuation of the financial statements of Legacy Nuburu. Refer to Note 3 in the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for more information.

Nuburu is a leading innovator in high-power, high-brightness blue laser technology that is focused on bringing breakthrough improvements to multiple markets, including e-mobility, healthcare, and consumer electronics via a broad range of high value applications that include welding and 3D printing. By delivering increased speed and quality, we hope to enhance productivity and cost efficiency for manufacturers in the e-mobility, consumer electronics, aerospace and defense, and 3D printing markets as well as to find additional applications currently not yet serviced by existing laser technologies.

We have invented, patented, and developed what we believe to be the next pivotal point for manufacturing technology, with the potential to revolutionize the manufacturing industry by changing how products are made. Our technology is also aligned with the need to reduce carbon generation in manufacturing. The Nuburu laser system outperforms currently available alternatives by more efficiently coupling heat into the material being processed, thereby helping to promote a more sustainable future by using less energy and, in turn, generating less carbon in the manufacturing process.

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

Nuburu is currently shipping blue laser systems for welding applications such as batteries, large screen displays, and cell phone components. Nuburu has approximately 220 granted and pending patents and patent applications globally, which include: blue laser applications such as welding, blue laser technologies, single mode blue laser technology, blue Raman laser technologies, addressable array technologies, and 3D printing using blue lasers. Notably, Nuburu has been awarded patent protection for the use of high-power blue lasers.

Given the size, complexity, and value of our blue laser technology, our sales to date have come from long-term discussions between our management team and our current customers. Based on our experiences so far, we expect the approximate adoption timelines of our customers from first contact to first purchase order to range up to 22-24 months. Going forward, we intend to expand our marketing efforts and as we pursue a more widespread adoption of our blue laser technology.

We have developed and trained and expect to continue to develop and train third-party distributors that provide sales and customer support functions in their specific territory, including business development and sales, application and service support, and local marketing. Our distributors are, and are expected to be, an integral part of our sales and marketing strategy. The Americas region is managed from our headquarters, but we have distributor partners located in key countries worldwide to help target current and prospective customers in Asia (particularly in China, Japan, Singapore, South Korea, India, and Taiwan) and in Europe.

We generated total revenue of $2,085,532 and $1,440,428 and had net losses of $20,706,384 and $14,129,101 during the years ended December 31, 2023 and 2022, respectively.

We expect to incur significant expenses and operating losses for the foreseeable future, as we:

•
continue our research and development efforts;

•
devote substantial resources to commercializing new products; and
•
operate as a public company.

Accordingly, we may seek to fund our operations through public or private equity financings, debt financings, or other sources. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition.

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

Being an SEC-registered and publicly traded company has required us to hire additional personnel and to implement procedures and processes to address public company regulatory requirements and customary practices. Compared to the operations of Legacy Nuburu, we have incurred and expect to incur additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees, and additional internal and external accounting, legal, and administrative resources, including increased personnel costs, audit, and other professional service fees.

Recent Developments

On February 22, 2024, we held a Special Meeting of Stockholders where stockholders of record as of January 22, 2024 approved proposals to authorize the Company to: (i) effect a reverse stock split of the Company's issued and outstanding Common Stock within a range from 1-for 30 to 1-for-75, with the exact ratio of the reverse stock split to be determined by the Company's board of directors, and (ii) issue up to $50.0 million of securities in one or more non-public offerings, where the maximum discount at which securities may be offered may be equivalent to a discount of up to 30% below the market price of the Company's Common Stock. As of the date of this report, we have not effected the reverse stock split, but intend to effect the split in the near future.

On April 3, 2024, we entered into a Securities Purchase Agreement (the “SPA”) with certain accredited investors named therein (the “Investors”) pursuant to which the Investors agreed to purchase from the Company $3,000,000 of newly issued shares (the “Shares”) of the Company’s Common Stock, at a per Share purchase price of $0.125 per Share. This equates to 24,000,000 shares to be issued to the investors.

Pursuant to the SPA, the Company issued to the Investors warrants exercisable for an amount of Common Stock equal to 100% of the Shares, which will be exercisable for $0.1625 per share of Common Stock and have a 5-year term. The Investors will also have the right to nominate two out of seven directors for election to the Company’s board of directors.

In addition, in the first quarter of 2024, management initiated measures designed to improve operational efficiency and reduce costs during fiscal year 2024, which included implementing temporary furloughs of employees. Management is reallocating resources and reducing operating and general administrative expenses to more properly align the Company’s costs to anticipated near-term revenue, given the time required to qualify products with certain customers and establish long-term financing to support operations.

Key Factors Affecting Our Performance

Commercial Launch of Products

In 2022 and early 2023, we began the production and shipment of our AO-650 laser. We announced the commercial launch of the first laser in the NUBURU BLTM series, the BL-250, in January 2023. We announced the commercial launch of the BL-1Kw in June 2023. We have shifted our future focus to manufacturing and shipping the BLTM series.

Adoption of our Blue Laser Technology

We believe that Nuburu blue laser technology offers a superior solution to improving a variety of aspects of welding and 3D printing, particularly in the manufacturing of batteries, consumer electronics, electric vehicles, renewable energy products, and displays. However, our financial results will depend on the degree to which potential and current customers recognize the benefits of our blue laser technology and invest in our products. The selection process for our products is lengthy, typically up to 22-24 months, and may require us to incur costs in pursuing opportunities with no assurance that our products will be selected.

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

Research and Development Expenses

We plan to continue to invest in research and development to improve our existing components and products and develop new components, products, systems, and applications technology. We believe that these investments will sustain our position as a leader in the blue laser industry and will support the development of new products that can address new markets and growth opportunities. The amount of research and development expense we incur may vary from period to period.

Inflationary Pressure

The U.S. economy has experienced increased inflation recently, including as a result of expansive monetary policy. Our cost to manufacture our systems is heavily influenced by the cost of the key components and materials used in each system, cost of labor, as well as cost of equipment.

Components of Statements of Operations

Revenue

Revenue consists of revenue recognized from sales and installation services of high-powered lasers. We have customers in the United States, Europe, and Asia. In all sales arrangements, revenue is recognized when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to receive in exchange for those goods or services.

Cost of Revenue

Cost of revenue primarily consists of the cost of materials, overhead and employee compensation associated with the manufacturing of our high-powered lasers. Product cost also includes lower of cost or net realizable value inventory (“LCNRV”) adjustments if the carrying value of the inventory is greater than its net realizable value as well as adjustments for excess or obsolete inventory.

Operating Expenses

Research and Development

Research and development expenses consist primarily of compensation and related costs for personnel, including stock-based compensation, employee benefits, training, travel, third-party consulting services, laboratory supplies, and research and development equipment depreciation incurred to further our commercialization development efforts. We expense research and development costs as incurred. We anticipate research and development expenses to increase significantly as we expand our product portfolio.

Selling and Marketing

Selling and marketing expenses consist primarily of compensation and related costs for our direct sales force, sales management, and marketing and include stock-based compensation, employee benefits, and travel for selling and marketing employees as well as costs related to trade shows, marketing programs. third-party consulting expenses, and application lab depreciation expenses. We expense selling and marketing costs as incurred. We expect selling and marketing expenses to increase in future periods as we expand our sales force, marketing, and customer support organizations and increase our participation in trade shows and marketing programs.

General and Administrative

Our general and administrative expenses consist primarily of compensation and related costs for our finance, human resources, and other administrative personnel, and include stock-based compensation, employee benefits, and travel expenses. In addition, general and administrative expenses include our third-party consulting and advisory services, legal, audit, accounting services, and facilities costs. We expect our general and administrative expenses to increase for the foreseeable future as we scale headcount with the growth of our business, and as a result of operating as a public company, including compliance with the rules and regulations of the SEC, legal, audit, additional insurance expenses, investor relations activities, and other administrative and professional services.

Interest Income

Interest income consists primarily of interest income received on our cash and cash equivalents.

Interest Expense

Interest expense consists primarily of interest owed on our outstanding debt, as further described in Note 8 in the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Other Income (Expense), Net

Other income (expense), net consists primarily of changes in the fair value of the Public Warrants and the Junior Note Warrants (as defined in Note 10 in the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K). The outstanding Public Warrants and Junior Note Warrants are re-measured to fair value at each balance sheet date with the corresponding gain or loss from the adjustment recorded as a component of other income (expense), net.

Results of Operations

The following table sets forth our operations for the periods presented:

	Year Ended December 31,
	2023	2022	$ Change
Revenue	$2,085,532	$1,440,428	$645,104
Cost of revenue	5,695,433	4,859,599	835,834
Gross margin	(3,609,901)	(3,419,171)	(190,730)
Operating expenses:
Research and development	5,462,680	4,546,057	916,623
Selling and marketing	1,539,690	708,144	831,546
General and administrative	11,223,449	5,324,417	5,899,032
Total operating expenses	18,225,819	10,578,618	7,647,201
Loss from operations	(21,835,720)	(13,997,789)	(7,837,931)
Interest income	117,372	43,976	73,396
Interest expense	(754,549)	(175,288)	(579,261)
Other income, net	1,766,513	—	1,766,513
Loss before provision for income taxes	$(20,706,384)	$(14,129,101)	$(6,577,283)
Provision for income taxes	—	—	—
Net loss and comprehensive loss	$(20,706,384)	$(14,129,101)	$(6,577,283)

Revenue. Revenue increased $645,104 during the year ended December 31, 2023 compared to the same period in 2022. This increase is primarily due to an approximate $346,000 increase in revenue from additional shipments of BLTM-250 lasers and increase in the overall price per laser system sold in 2023 compared to 2022, as well as $296,000 additional revenue from government contracts period over period.

Cost of Revenue. Cost of revenue increased $835,834 during the year ended December 31, 2023 compared to the same period in 2022. This increase is primarily due to one-time charges to increase our AO-650 inventory reserve by approximately $900,000 during 2023 as a result of the Company's transition from producing the NUBURU AO series to producing the BLTM series.

Research and Development. Research and development expenses increased $916,623 during the year ended December 31, 2023 compared to the same period in 2022. This increase is primarily due to approximately $1,600,000 of additional general research and development personnel expenses in 2023 compared to 2022, partially offset by approximately $712,000 of lower spend on the BLTM series as it transitioned to production in 2023.

Selling and Marketing. Selling and marketing expenses increased $831,546 during the year ended December 31, 2023 compared to the same period in 2022. This increase is primarily due to the increase in personnel expenses, including nearly a full year of expenses related to our new Chief Marketing and Sales Officer, who was hired in March 2023, while our former Chief Marketing and Sales Officer had previously departed the Company on March 31, 2022.

General and Administrative. General and administrative expenses increased $5,899,032 during the year ended December 31, 2023 compared to the same period in 2022. This increase is primarily driven by increased professional fees associated with legal, compliance and accounting matters, specifically the costs associated with transitioning to being a public company.

Interest Income. Interest income increased $73,396 during the year ended December 31, 2023 compared to the same period in 2022 due to higher interest rates earned on our cash balances.

Interest Expense. Interest expense increased $579,261 during the year ended December 31, 2023 compared to the same period in 2022 primarily due to higher debt balances between periods. Interest expense in 2023 comprised of interest accrued on the Senior Convertible Notes and the debt discount and issuance cost amortization for the Junior Notes. Interest expense in 2022 comprised of interest accrued on the Legacy

Nuburu Convertible Notes. Refer to Note 8 in the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for more information on the Company's notes payable.

Other income, net. Other income, net increased $1,766,513 during the year ended December 31, 2023 compared to the same period in 2022 due to the decrease in the fair value of the Public Warrants as of December 31, 2023, as well as the decrease in fair value of the Junior Note Warrants as of December 31, 2023. Refer to Note 10 in the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for more information on these warrants.

Liquidity and Capital Resources

Overview

Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of its business operations, including working capital needs, debt service, acquisitions, contractual obligations, and other commitments. As of the date of this Annual Report on Form 10-K, we have yet to generate meaningful revenue from our business operations and have funded capital expenditure and working capital requirements through debt and equity financing.

As of December 31, 2023, we had cash and cash equivalents of $2,148,700 as compared to $2,880,254 as of December 31, 2022. Our cash flows from operations are not sufficient to fund our current operating model and expansion plans. On the second anniversary of the Closing Date, the Company must also, under certain circumstances, redeem the maximum portion of the Preferred Stock as permitted by law in cash at an amount equal to the Original Issuance Price as of such date. Notwithstanding the foregoing, the Company shall not be required to redeem any shares of Preferred Stock to the extent the Company does not have legally available funds to effect such redemption.

In connection with the Business Combination, we received cash of $3,243,079, prior to deducting transaction and issuance costs, which exceeded this amount.

From inception through December 31, 2023, we have incurred operating losses and negative cash flows from operating activities. For the years ended December 31, 2023 and 2022, we have incurred net losses of $20,706,384 and $14,129,101, respectively, and we have an accumulated deficit of $81,898,692 as of December 31, 2023. We expect to continue to expand our operations, including by investing in manufacturing, sales and marketing, research and development, and infrastructure to support its growth. The Company anticipates that it will incur net losses for the foreseeable future and, even if it increases its revenue, there is no guarantee that it will ever become profitable. All of the aforementioned factors raise substantial doubt about our ability to continue as a going concern.

Until we can generate sufficient revenue to cover our operating expenses, working capital, and capital expenditures, we will rely on funds raised from the closing of the Business Combination; from the $5,500,000 Junior Notes issued in November 2023, from the $9,225,000 of Senior Convertible Notes issued in June 2023; from the $11,400,000 of Company Notes issued prior to the Closing; the $3,000,000 raised from the SPA executed in April 2024, and from the Lincoln Park Purchase Agreement pursuant to which Lincoln Park has agreed to purchase from the Company, at the sole discretion of the Company, up to $100,000,000 of Common Stock from time to time over a 48-month period, subject to a stock price floor of $1.00 per share. Refer to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for more information on the Company's various sources of financing.

We would also obtain additional funds if the holders of our Public Warrants and private warrants issued in 2023 (refer to Note 10 in the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for more information) were to exercise their warrants. However, the exercise price for our Public Warrants is $11.50 per share of Common Stock, $1.03 per share of Common Stock for our Senior Note Warrants, and $0.25 per share of Common Stock for our Junior Note Warrants, respectively, all of which exceed $0.16, the closing price of our Common Stock on the NYSE American on April 9, 2024. The likelihood that warrant holders will exercise the warrants and any cash proceeds that we would receive is dependent upon the market price of our Common Stock. If the market price for our Common Stock is less than the exercise price per share, we believe warrant holders will be unlikely to exercise their warrants.

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

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the periods presented.

	Year Ended December 31,
	2023	2022
Net cash used in operating activities	$(17,540,163)	$(10,227,730)
Net cash used in investing activities	(1,167,751)	(536,038)
Net cash provided by financing activities	17,976,360	7,636,447

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

Net cash used in operating activities was $17,540,163 and $10,227,730 for the years ended December 31, 2023 and 2022, respectively. The increase in net cash flows used in operating activities is primarily driven by increased operating expenses and changes in working capital, partially offset by increases in revenue.

Cash flows from investing activities

Our cash flows from investing activities have been comprised primarily of purchases of equipment and installation of improvements to our leased facilities and headquarters.

Net cash used in investing activities was $1,167,751 and $536,038 for the years ended December 31, 2023 and 2022, respectively. The increase was primarily due to increased purchases of equipment to build out our production line.

Cash flows from financing activities

We have financed our operations primarily through the sale of preferred stock, common stock, convertible notes, and promissory notes.

Net cash provided by financing activities was $17,976,360 and $7,636,447 for the years ended December 31, 2023 and 2022, respectively. The increase is comprised of proceeds received from the issuance of notes and warrants, proceeds from the issuance of Common Stock from the Lincoln Park Purchase Agreement, and the proceeds received from the Closing of the Business Combination. These combined proceeds were partially offset by payments of transaction costs associated with the Business Combination and payment of deferred financing costs.

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

The following tables present our key performance indicators for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022	$ Change
Revenue	$2,085,532	$1,440,428	$645,104
Total gross margin	(3,609,901)	(3,419,171)	(190,730)
EBITDA(1)	(19,563,309)	(13,547,284)	(6,016,025)
Capital expenditures	(1,167,751)	(536,038)	(631,713)
Free cash flow(1)	(18,707,914)	(10,763,768)	(7,944,146)

(1) EBITDA and Free cash flow are non-GAAP financial measures. See "Non-GAAP Information" below for our definitions of, and additional information about, EBITDA and Free cash flow and for a reconciliation to the most directly comparable U.S. GAAP financial measures.

Non-GAAP Information

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States ("GAAP"). In addition to our results determined in accordance with GAAP, we believe the following non-GAAP measures are useful in evaluating our operational performance. We use the following non-GAAP financial information to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that non-GAAP financial information, when taken collectively and in context, may be helpful to investors in assessing our operating performance and trends and in comparing our financial measures with those of comparable companies that may present similar non-GAAP financial measures.

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

Reconciliation

The following table reconciles our net loss (the most directly comparable GAAP measure) to EBITDA for the periods presented:

	Year Ended December 31,
	2023	2022
Net loss	$(20,706,384)	$(14,129,101)
Interest (income) expense, net	637,177	131,312
Income tax expense	—	—
Depreciation and amortization	505,898	450,505
EBITDA	$(19,563,309)	$(13,547,284)

The following table reconciles our net cash used in operating activities (the most directly comparable GAAP measure to Free cash flow) to Free cash flow for the periods presented:

	Year Ended December 31,
	2023	2022
Net cash used in operating activities	$(17,540,163)	$(10,227,730)
Capital expenditures	(1,167,751)	(536,038)
Free cash flow	$(18,707,914)	$(10,763,768)

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

For our contractual obligations that are expected to have an effect on our liquidity and cash flow, refer to Notes 6, 8, and 9 in the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

Critical Accounting Estimates

Our consolidated financial statements are prepared in conformity with GAAP which requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. These estimates and assumptions are based on historical experience and on various other factors that we believe are reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis.

In addition to the accounting policies that are more fully described in the Notes to the Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K, we have identified the following critical accounting estimates that require us to use judgments, often as a result of the need to make assumptions regarding matters that are inherently uncertain, and actual results could differ from these estimates. Critical accounting estimates are those that involve a significant amount of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition and results of operations. Accordingly, a different financial presentation could result depending on the judgments, estimates or assumptions that are used. Therefore, we consider an understanding of the variability and judgment required in making these estimates to be critical in fully understanding and evaluating our reported financial results.

Revenue Recognition

Our primary business activity involves sales and installation services of high-powered lasers. We have customers in the United States, Europe, and Asia. All sales and installation services are settled in U.S. dollars.

We recognize revenue at a point in time when transferring control of lasers and over time when providing installation services. Revenues recognized over time are based on the progress towards completion of the performance obligation. The amount of revenue we record reflects the consideration we expect to be entitled to receive in exchange for these products and services. We consider customer purchaser orders to be contracts with a customer. We allocate the transaction price to each distinct product based on its relative standalone selling price.

Our standard contracts include warranty provisions that provide assurance to customers that the products will comply with agreed-upon specifications, which is standard in the industry. Product warranties accounted for in accordance with the guidelines under the Financial Accounting Standards Board's ("FASB") Accounting Standards Codification ("ASC") 460-10 — Guarantees. Therefore, losses from warranty obligations are accrued when the amount of loss can be reasonably estimated, and the information is available before the financial statements are issued or are available to be issued. Due to the assumptions inherent in the calculation of our product warranty liabilities, actual results could differ significantly from estimates.

Inventory

Inventory is stated at the lower of average cost (principally standard cost, which approximates actual cost on a first-in, first-out basis) and net realizable value. Inventory includes raw materials and components that may be specialized in nature and subject to obsolescence. On a quarterly basis, we review inventory quantities on hand in comparison to our past consumption, recent purchases, and other factors to determine what inventory quantities, if any, may not be sellable. Based on this analysis, we write down the affected inventory value for estimated excess and obsolescence charges. At the point of loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. Due to the assumptions inherent in the calculation of our inventory reserve amounts, actual results could differ significantly from estimates.

Liability-Classified Warrants

We account for the Public Warrants and Junior Note Warrants (as defined in Note 8 of the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K) in accordance with the guidance contained in FASB ASC 815-40 — Contracts on an Entity's Own Equity under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Public Warrants and Junior Note Warrants as liabilities at their fair value and adjust the liabilities to fair value at each reporting period. This liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our consolidated statements of operations. Further, the Junior Note Warrant liability uses inputs classified as Level 3 in the fair value hierarchy, which are inputs in which little or no market data exists, or are otherwise unobservable. The determination of the fair value of the warrant liabilities may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from estimates.

Equity-Classified Warrants

Warrants that meet the criteria for equity treatment are recorded at their fair value as of the issuance date. If the warrants are issued in conjunction with notes, the fair value is allocated between the notes and the warrants based on their respective relative fair values upon issuance. Fair values of warrants are estimated using the Black-Scholes option-pricing model with the following assumptions:

•
Expected Term - We define the expected term as the total term of the warrants pursuant to the respective warrant agreements.
•
Expected Volatility - We calculate expected volatility based on the publicly traded shares of selected peer laser companies.
•
Expected Dividend Yield - We have not paid dividends in the past and do not anticipate paying dividends in the future; therefore we assume a dividend yield of zero.
•
Risk-Free Interest Rate - We use yield rates published by the U.S. Treasury for zero coupon issues with a remaining term equal or similar to the expected term of our option awards.

Stock-Based Compensation

We record stock-based compensation in accordance with FASB ASC Topic 718 — Stock Compensation ("ASC 718"). ASC 718 requires all share-based awards to employees, including grants of employee stock options, to be recognized in the consolidated financial statements based on their fair values. Under the provisions of ASC 718, we determine the appropriate fair value model to be used for valuing share-based issuances and the amortization method for recording compensation cost, which can be impacted by the following assumptions:

•
Expected Term - We define the expected term as the vesting period of the option.
•
Expected Volatility - We calculate expected volatility based on the publicly traded shares of selected peer laser companies.
•
Expected Dividend Yield - We have not paid dividends in the past and do not anticipate paying dividends in the future; therefore we assume a dividend yield of zero.
•
Risk-Free Interest Rate - We use yield rates published by the U.S. Treasury for zero coupon issues with a remaining term equal or similar to the expected term of our option awards.

Lease Obligations

We account for leases in accordance with FASB ASC Topic 742 — Leases. In determining the present value of lease payments, we use the rate implicit in the lease or, when such rate is not readily available, we utilize our incremental borrowing rate based on the information available at the lease commencement date. Lease expense is recognized on a straight-line basis over the expected lease term. In determining the expected lease term, we may include options to extend or terminate the lease when it is reasonably certain that we will exercise any such option.

Income Taxes

Income taxes are accounted for in accordance with the provisions of FASB ASC Topic 740 — Taxes ("ASC 740"), which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes. Income taxes are recognized for the current year and for the impact of deferred tax assets and liabilities, which represent the future tax consequences of events that have been recognized differently in the financial statements than for income tax purposes. Deferred tax assets and liabilities are determined based upon the difference between the financial statement and income tax basis of assets and liabilities, as measured by the enacted tax rates which will be in effect when these differences are expected to reverse. Deferred tax expense (credit) is the result of changes in the deferred tax assets and liabilities.

In the event that future consequences of the differences between financial reporting bases and tax bases of assets and liabilities result in a deferred tax asset, we perform an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a net deferred tax asset is recorded when it is more likely than not that some portion or all of the net deferred tax asset will not be realized. We recorded a full valuation allowance as of December 31, 2023 and 2022, as it is more likely than not that we will not be able to utilize our net deferred tax assets in the foreseeable future. We maintain valuation allowances until sufficient evidence exists to support the reversal of such valuation allowances. Refer to Note 12 in the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data" in this Annual Report on Form 10-K for more information.

Recently Issued and Adopted Accounting Pronouncements

We review new accounting standards to determine the expected financial impact, if any, that the adoption of each new standard will have. For the recently issued and adopted accounting standards that we believe may have an impact on our consolidated financial statements, refer to Note 2 in the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data" in this Annual Report on Form 10-K.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this Annual Report on Form 10-K. Based on the foregoing, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were effective at December 31, 2023 at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial and Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the framework established in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management concluded that our internal control over financial reporting was effective as of that date.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(f) or 15d-15(f) of the Exchange Act during the fourth quarter of 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections.

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under this Item 10 of Form 10-K will be included in our 2024 Proxy Statement and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required under this Item 11 of Form 10-K will be included in our 2024 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this Item 12 of Form 10-K will be included in our 2024 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this Item 13 of Form 10-K will be included in our 2024 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required under this Item 14 of Form 10-K will be included in our 2024 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Consolidated Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

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

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date

2.1†	Business Combination Agreement, dated as of August 5, 2022, by and among Tailwind Acquisition Corp., Compass Merger Sub, Inc. and Nuburu, Inc.	8-K	001-39489	2.1	August 8, 2022

2.2*	Securities Purchase Agreement, dated as of April 3, 2024, by and between Nuburu, Inc. and the parties thereto

3.1	Amended and Restated Bylaws of the Company.	8-K	001-39489	3.2	September 9, 2020

3.2	Amended and Restated Certificate of Incorporation of the Company.	8-K	001-39489	3.1	February 6, 2023

3.3	Certificate of Designations of the Company.	8-K	001-39489	3.3	February 6, 2023

4.1	Specimen Common Stock Certificate .	8-K	001-39489	4.1	February 6, 2023

4.2	Specimen Preferred Stock Certificate .	8-K	001-39489	4.2	February 6, 2023

4.3	Specimen Warrant Certificate.	S-1	333-248113	4.3	August 26, 2020

4.4	Warrant Agreement, dated as of September 9, 2020, by and between the Company and Continental Stock Transfer & Trust Company.	8-K	001-39489	4.1	September 9, 2020

4.5*	Description of Registrant’s Securities.

10.1	Investment Management Trust Agreement, dated as of September 9, 2020, by and between the Company and Continental Stock Transfer & Trust Company.	8-K	001-39489	10.2	September 9, 2020

10.2	Registration and Stockholder Rights Agreement, dated as of September 9, 2020, by and between the Company and the Sponsor.	8-K	001-39489	10.3	September 9, 2020

10.3	Letter Agreement, dated as of September 3, 2020, among the Company, the Sponsor and the Company’s then current officers and directors.	8-K	001-39489	10.4	September 9, 2020

10.4	Amendment to Letter Agreement, dated November 22, 2022, by and among the Company, the Sponsor, and the Company’s then current officers and directors.	8-K	001-39489	10.4	November 22, 2022

10.5	Amended and Restated Letter Agreement, dated January 31, 2023, by and among the Company, the Sponsor , and the other parties set forth on the signature pages thereto.	8-K	001-39489	10.4	January 31, 2023

10.6	Administrative Services Agreement, dated as of September 9, 2020, by and between the Company and the Sponsor.	8-K	001-39489	10.5	September 9, 2020

10.7	Sponsor Support and Forfeiture Agreement, dated as of August 5, 2022, by and among the Sponsor, the Company and Legacy Nuburu.	8-K	001-39489	10.1	August 8, 2022

10.8	Amendment to Sponsor Support and Forfeiture Agreement, dated November 22, 2022, by and among the Company, Legacy Nuburu, and the Sponsor.	8-K	001-39489	10.1	November 22, 2022

10.9	Amended and Restated Sponsor Support and Forfeiture Agreement, dated January 31, 2023, by and among the Company, the Sponsor and Legacy Nuburu.	8-K	001-39489	10.3	January 31, 2023

10.10	Stockholder Support Agreement, dated as of August 5, 2022, by and among the Company and certain stockholders of Legacy Nuburu.	8-K	001-39489	10.2	August 8, 2022

10.11	Amended and Restated Registration Rights and Lock-Up Agreement, dated August 5, 2022, by and among the Company and the parties listed on the signature pages thereto.	8-K	001-39489	10.3	August 8, 2022

10.12	Amendment to Amended and Restated Registration Rights Lock-Up Agreement, dated November 22, 2022, by and among the Company and the Holders (defined therein).	8-K	001-39489	10.2	November 22, 2022

10.13	Second Amendment to Amended and Restated Registration Rights Lock-up Agreement, dated January 31, 2023, by and among the Company and the Holders (defined therein).	8-K	001-39489	10.2	January 31, 2023

10.14	Third Amendment to Amended and Restated Registration Rights Lock-up Agreement, dated January 31, 2023, by and among the Company and the Holders(defined therein) (incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed with the SEC on February 6, 2023).	8-K	001-39489	10.14	February 6, 2023

10.15	Fourth Amendment to Amended and Restated Registration Rights Lock-up Agreement, dated	8-K	001-39489	10.1	March 10, 2023

March 10, 2023, by and among the Company and the Holders(defined therein) (incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed with the SEC on February 10, 2023).

10.16	Preferred Stock Sale Option Agreement, dated August 5, 2022, by and among the Company and the parties listed on Schedule A thereto.	8-K	001-39489	10.4	August 8, 2022

10.17	Amendment to Preferred Stock Sale Option Agreement, dated November 22, 2022, by and among the Company and the Holders (as defined therein).	8-K	001-39489	10.3	November 22, 2022

10.18	Second Amendment to Preferred Stock Sale Option Agreement, dated November 28, 2022 by and among the Company and the Holders (as defined therein).	8-K	001-39489	10.1	November 29, 2022

10.19	Third Amendment to Preferred Stock Sale Option Agreement, dated November 28, 2022 by and among the Company and the Holders (as defined therein).	8-K	001-39489	10.2	March 10, 2023

10.20	Purchase Agreement, dated August 5, 2022, by and among the Company, Legacy Nuburu and Lincoln Park.	8-K	001-39489	10.5	August 8, 2022

10.21	Registration Rights Agreement, dated August 5, 2022, by and among the Company, Legacy Nuburu and Lincoln Park.	8-K	001-39489	10.6	August 8, 2022

10.22#	Nuburu, Inc. 2022 Equity Incentive Plan.	8-K	001-39489	10.20	February 6, 2023

10.23#	Nuburu, Inc. 2022 Employee Stock Purchase Plan and forms of agreement thereunder.	8-K	001-39489	10.21	February 6, 2023

10.24#	Nuburu, Inc. Executive Incentive Compensation Plan.	8-K	001-39489	10.22	February 6, 2023

10.25#†	Amended and Restated Employment Agreement, effective December 3, 2022, by and between Mark Zediker and Legacy Nuburu.	S-4/A	333-267403	10.18	November 29, 2022

10.26#	Employment Agreement, effective December 2, 2022, by and between Brian Knaley and Legacy Nuburu.	S-4/A	333-267403	10.19	November 29, 2022

10.27#†	Amended and Restated Employment Agreement, effective December 2, 2022, by and between Brian Faircloth and Legacy Nuburu.	S-4/A	333-267403	10.20	November 29, 2022

10.28#	Form of Director Letter Agreement.	S-4/A	333-267403	10.22	November 29, 2022

10.29#	Form of Nuburu, Inc. Indemnification Agreement.	8-K	001-39489	10.27	February 6, 2023

10.30†	Amended and Restated Lease Agreement between CSM Equities, L.L.C. and Legacy Nuburu, dated September 26, 2019.	S-4/A	333-267403	10.13	November 7, 2022

10.31	Share Transfer Agreement, dated January 25, 2023, by and between the Sponsor and the party set forth on the signature pages thereto.	8-K	001-39489	10.1	January 31, 2023

10.32	Letter Agreement, dated November 28, 2022, by and among Tailwind Acquisition Corp. and the other parties set forth on the signature pages thereto.	8-K	001-39489	10.2	November 28, 2022

10.33	Form of Convertible Promissory Note.	8-K	001-39489	4.1	June 13, 2023

10.34	Form of Warrant to Purchase Shares of Common Stock.	8-K	001-39489	4.2	June 13, 2023

10.35	Note and Warrant Purchase Agreement dated June 12, 2023.	8-K	001-39489	10.1	June 13, 2023

10.36	Registration Rights and Lock-up Agreement.	8-K	001-39489	10.2	June 13, 2023

10.37	Director Letter Agreement, dated August 31, 2023, by and between Nuburu, Inc. and John Bolton.	10-Q	001-39489	10.3	November 9, 2023

10.38	Confidential Separation and Release Agreement, dated November 1, 2023, by and between Nuburu, Inc. and Dr. Mark Zediker.	10-Q	001-39489	10.4	November 9, 2023

10.39*	Note and Warrant Purchase Agreement, dated November 13, 2023, by and between Nuburu, Inc. and the lenders party thereto.

10.40*	Form of Promissory Note.

10.41*	Form of Warrant to Purchase Shares of Common Stock.

10.42*	Registration Rights Agreement, dated November 13, 2023, by and between Nuburu, Inc.

10.43*	Intercreditor and Subordination Agreement, dated November 13, 2023, by and between Nuburu, Inc. and the parties thereto.

10.44*	Note Exchange Agreement, by and between Nuburu, Inc. and the parties thereto.

10.45*	Form of Senior Secured Convertible Promissory Note.

10.46*	Form of Warrant to Purchase Shares of Common Stock

10.47*	Board of Directors Compensation Policy

21.1	List of Subsidiaries of Nuburu, Inc.	8-K	001-39489	21.1	February 6, 2023

24.1*	Power of Attorney (included on the signature page to this Annual Report on Form 10-K)

31.1*	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of the Principal Financial and Accounting Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1**	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

32.2**	Certification of the Principal Financial and Accounting Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

97*	Nuburu, Inc. Clawback Policy

101.INS*	XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

104*	104 Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

April 15, 2024

NUBURU, INC.

/s/ Brian Knaley
Name:	Brian Knaley
Title:	Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Brian Knaley, jointly and severally, his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Ron Nicol	Executive Chairman	April 15, 2024
Ron Nicol	(Principal Executive Officer)

/s/ Brian Knaley	Chief Executive Officer	April 15, 2024
Brian Knaley	(Principal Financial and Accounting Officer)

/s/ John Bolton	Director	April 15, 2024
John Bolton

/s/ Daniel Hirsch	Director	April 15, 2024
Daniel Hirsch

/s/ Lily Yan Hughes	Director	April 15, 2024
Lily Yan Hughes

/s/ Kristi Hummel	Director	April 15, 2024
Kristi Hummel

/s/ Elizabeth Mora	Director	April 15, 2024
Elizabeth Mora

NUBURU, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Nuburu, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nuburu, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, consolidated statements of convertible preferred stock and stockholders’ equity (deficit), and cash flows for the years ended December 31, 2023 and 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years ended December 31, 2023 and 2022, and in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has sustained recurring operating losses and negative cash flows from operating activities and has stated that substantial doubt exists about the Company's ability to continue as a going concern. Management's evaluation of the events and conditions and management's plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2021.

East Brunswick, New Jersey

April 15, 2024

PCAOB ID Number 100

NUBURU, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022

ASSETS
Current assets
Cash and cash equivalents	$2,148,700	$2,880,254
Accounts receivable	482,279	327,200
Inventories, net of allowance of $1,133,457 and $292,990, respectively	1,456,275	972,695
Deferred financing costs	50,000	4,258,515
Prepaid expenses and other current assets	156,255	46,737
Total current assets	4,293,509	8,485,401
Property and equipment, net	5,650,976	3,771,849
Construction in progress	—	188,912
Right-of-use assets	586,164	641,651
Other assets	34,359	34,359
TOTAL ASSETS	$10,565,008	$13,122,172

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$4,744,606	$4,456,587
Accrued expenses	2,750,305	2,312,118
Current portion of operating lease liability	355,385	343,049
Contract liabilities	30,400	178,750
Current portion of notes payable	2,147,992	—
Current portion of convertible notes payable	—	7,300,000
Total current liabilities	10,028,688	14,590,504
Operating lease liability	237,369	373,907
Convertible notes payable	6,713,241	—
Warrant liabilities	2,238,519	—
TOTAL LIABILITIES	19,217,817	14,964,411
Commitments and Contingencies (Note 6)
Stockholders’ Deficit
Convertible preferred stock, $0.0001 par value; 50,000,000 shares authorized; 2,388,905 and 23,237,703 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	239	4,040
Common stock, $0.0001 par value; 250,000,000 shares authorized; 36,894,323 and 5,556,857 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	3,689	1,077
Additional paid-in capital	73,241,955	59,344,952
Accumulated deficit	(81,898,692)	(61,192,308)
Total Stockholders’ Deficit	(8,652,809)	(1,842,239)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$10,565,008	$13,122,172

The accompanying notes are an integral part of the consolidated financial statements.

NUBURU, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31,
	2023	2022
Revenue	$2,085,532	$1,440,428
Cost of revenue	5,695,433	4,859,599
Gross margin	(3,609,901)	(3,419,171)
Operating expenses:
Research and development	5,462,680	4,546,057
Selling and marketing	1,539,690	708,144
General and administrative	11,223,449	5,324,417
Total operating expenses	18,225,819	10,578,618
Loss from operations	(21,835,720)	(13,997,789)
Interest income	117,372	43,976
Interest expense	(754,549)	(175,288)
Other income, net	1,766,513	—
Loss before provision for income taxes	$(20,706,384)	$(14,129,101)
Provision for income taxes	—	—
Net loss and comprehensive loss	$(20,706,384)	$(14,129,101)
Net loss per common share, basic and diluted	$(0.63)	$(2.59)
Weighted-average common shares used to compute net loss per common share, basic and diluted	33,064,250	5,458,184

The accompanying notes are an integral part of the consolidated financial statements.

NUBURU, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

	Convertible Preferred Stock		Common Stock
	Shares(1)	Amount	Shares(1)	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance as of January 1, 2022	23,196,296	$4,036	5,153,286	$999	$56,646,247	$(47,063,207)	$9,588,075
Issuance of Legacy Nuburu Series C preferred stock	41,407	4	—	—	188,886	—	188,890
Issuance of Legacy Nuburu common stock from option exercises	—	—	403,571	78	147,479	—	147,557
Stock-based compensation	—	—	—	—	2,362,340	—	2,362,340
Net loss	—	—	—	—	—	(14,129,101)	(14,129,101)
Balance as of December 31, 2022	23,237,703	$4,040	5,556,857	$1,077	$59,344,952	$(61,192,308)	$(1,842,239)
Issuance of Common Stock and Series A preferred stock upon conversion of convertible notes in connection with the reverse recapitalization	1,361,787	136	1,361,787	136	11,575,014	—	11,575,286
Conversion of Legacy Nuburu convertible preferred stock into Common Stock in connection with the reverse recapitalization	(23,237,703)	(4,040)	23,237,703	2,323	1,717	—	—
Issuance of Common Stock and Series A preferred stock upon the reverse recapitalization, net of issuance costs	1,481,666	148	3,233,745	(197)	(3,257,476)	—	(3,257,525)
Issuance of Common Stock and Series A preferred stock to satisfy certain reverse recapitalization costs	195,452	20	195,452	20	(40)	—	—
Recognition of Public Warrants upon the reverse recapitalization	—	—	—	—	(1,336,863)	—	(1,336,863)
Issuance of Common Stock from the Lincoln Park Purchase Agreement	—	—	1,681,898	167	2,099,830	—	2,099,997
Issuance of Common Stock warrants in connection with the June 2023 Convertible Notes (net of issuance cost of $160,345)	—	—	—	—	2,351,414	—	2,351,414
Issuance of Common Stock upon conversion of convertible preferred stock	(650,000)	(65)	1,300,000	130	(65)	—	—
Issuance of Common Stock from option exercises	—	—	5,153	1	6,998	—	6,999
Issuance of Common Stock from releases of restricted stock units	—	—	391,651	39	(39)	—	—
Restricted stock units used for tax withholdings	—	—	(69,923)	(7)	(33,896)	—	(33,903)
Stock-based compensation	—	—	—	—	2,490,409	—	2,490,409
Net loss	—	—	—	—	—	(20,706,384)	(20,706,384)
Balance as of December 31, 2023	2,388,905	$239	36,894,323	$3,689	$73,241,955	$(81,898,692)	$(8,652,809)

(1) The number of shares of convertible preferred stock and common stock issued and outstanding prior to the Business Combination have been retroactively adjusted by the Exchange Ratio to give effect to the reverse recapitalization treatment of the Business Combination. See Note 1 - Description of Business and Note 3 - Reverse Recapitalization for more information.

The accompanying notes are an integral part of the consolidated financial statements.

NUBURU, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(20,706,384)	$(14,129,101)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	505,898	450,505
Stock-based compensation	2,490,409	2,362,340
Change in fair value of warrant liabilities	(1,766,513)	—
Inventory reserve adjustments	840,467	(258,116)
Amortization of debt discount	416,636	—
Amortization of deferred financing costs	105,924	—
Changes in operating assets and liabilities:
Accounts receivable	(155,079)	(103,925)
Inventories	(1,613,781)	(199,429)
Prepaid expenses and other current assets	(268,118)	23,336
Operating lease right-of-use asset	319,426	292,932
Accounts payable	2,715,504	628,702
Accrued expenses	111,939	1,013,437
Contract liabilities	(148,350)	5,700
Operating lease liability	(388,141)	(314,111)
Net cash used in operating activities	(17,540,163)	(10,227,730)
Cash Flows from Investing Activities:
Purchase of property and equipment	(1,167,751)	(536,038)
Net cash used in investing activities	(1,167,751)	(536,038)
Cash Flows from Financing Activities:
Proceeds from issuance of Legacy Nuburu convertible promissory notes	4,100,000	7,300,000
Proceeds from issuance of June 2023 Senior Convertible Notes and Warrants	9,225,000	—
Proceeds from issuance of November 2023 Junior Notes and Warrants (net of original issue discount)	5,000,000	—
Proceeds from the exercise of stock options	6,999	147,557
Restricted stock units used for tax withholdings	(33,903)	—
Proceeds from the issuance of Legacy Nuburu preferred stock	—	188,890
Proceeds from reverse recapitalization	3,243,079	—
Proceeds from the issuance of preferred stock	5,000	—
Proceeds from issuance of Common Stock from the Lincoln Park Purchase Agreement	2,099,997	—
Payment of transaction costs related to the reverse recapitalization	(4,734,913)	—
Repayment of related party convertible promissory notes	(675,000)	—
Payment of deferred financing costs	(259,899)	—
Net cash provided by financing activities	17,976,360	7,636,447
NET CHANGE IN CASH DURING THE PERIOD	(731,554)	(3,127,321)
CASH AND CASH EQUIVALENTS ―BEGINNING OF PERIOD	2,880,254	6,007,575
CASH AND CASH EQUIVALENTS ―END OF PERIOD	$2,148,700	$2,880,254
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Right-of-use assets obtained in exchange for new operating lease liabilities	$263,939	$934,583
Transfer of property and equipment from inventory	$430,666	$—
Transfer of property and equipment from prepaid expenses	$198,600	$—
Purchase of property and equipment in accounts payable and accrued expenses	$540,028	$—
Deferred financing costs included in accounts payable and accrued expenses	$681,845	$4,258,515
Transaction costs related to the reverse recapitalization not yet paid	$1,007,439	$—
Issuance of Common Stock upon conversion of preferred stock	$65
Issuance of Common Stock upon conversion of preferred stock in connection with the reverse recapitalization	$11,575,286	$—

The accompanying notes are an integral part of the consolidated financial statements.

NUBURU, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BACKGROUND AND ORGANIZATION

Nuburu, Inc. (“Nuburu” or the “Company”) and its wholly-owned subsidiary Nuburu Subsidiary, Inc., is a leading innovator in high-power, high-brightness blue laser technology that is focused on bringing breakthrough improvements to a broad range of high-value applications including welding and 3D printing. The Company is located in Centennial, Colorado.

Nuburu was originally incorporated in Delaware on July 21, 2020 under the name Tailwind Acquisition Corp. (“Tailwind”) as a special purpose acquisition company, formed for the purpose of effecting an initial business combination with one or more target businesses. On September 9, 2020 (the “IPO Closing Date”), the Company consummated its initial public offering (the “IPO”). On January 31, 2023 (the "Closing Date"), the Company consummated a business combination with Nuburu Subsidiary, Inc. f/k/a Nuburu, Inc. (“Legacy Nuburu”), a privately held operating company which merged into the Company's subsidiary Compass Merger Sub, Inc. (the “Business Combination”) and changed its name to “Nuburu, Inc.,” and the Company became the owner, directly or indirectly, of all of the equity interests of Nuburu Subsidiary, Inc. and its subsidiaries. In light of the fact that the Business Combination has closed and the Company's ongoing business will be the business formerly operated by Legacy Nuburu, this business section primarily includes information regarding Legacy Nuburu’s business.

Throughout the notes to the consolidated financial statements, unless otherwise noted, the “Company,” “we,” “us” or “our” and similar terms refer to Legacy Nuburu prior to the consummation of the Business Combination, and Nuburu and its subsidiaries after the consummation of the Business Combination.

Going Concern and Liquidity

The Company devotes its efforts to business planning, research and development, and raising capital. The Company is an emerging growth company that has not yet achieved full commercialization and is expected to incur losses until it does.

From inception through December 31, 2023, the Company has incurred operating losses and negative cash flows from operating activities. For the years ended December 31, 2023 and 2022, the Company has incurred net losses of $20,706,384 and $14,129,101, respectively, and the Company has an accumulated deficit of $81,898,692 as of December 31, 2023. The Company expects to continue to expand its operations, including by investing in manufacturing, sales and marketing, research and development, and infrastructure to support its growth. The Company anticipates that it will incur net losses for the foreseeable future and, even if it increases its revenue, there is no guarantee that it will ever become profitable. All of the aforementioned factors raise substantial doubt about the Company's ability to continue as a going concern.

Until the Company can generate sufficient revenue to cover its operating expenses, working capital, and capital expenditures, the Company will rely on funds raised from the closing of the Business Combination, from the $9,225,000 of Senior Convertible Notes and Warrants issued in June 2023, from the $5,500,000 of Junior Notes and Warrants issued in November 2023, and from the $11,400,000 of Legacy Nuburu convertible notes (the "Legacy Convertible Notes") issued prior to the Closing (refer to Note 8, Notes and Convertible Notes Payable for more information on the Company's notes); as well as from the Lincoln Park Purchase Agreement pursuant to which Lincoln Park has agreed to purchase from the Company, at the sole discretion of the Company, up to $100,000,000 of Common Stock from time to time over a 48-month period. In accordance with the Lincoln Park Purchase Agreement, Lincoln Park has purchased, at the option of the Company, approximately $2.1 million of Common Stock during the year ended December 31, 2023 but is not required to purchase shares if the Company's stock price falls below $1.00 per share.

The Company plans to finance its operations with proceeds from the issuance and sale of equity securities or debt; however, there is no assurance that management's plans to obtain additional debt or equity financing will be successfully implemented or implemented on terms favorable to the Company.

Certain Significant Risks and Uncertainties

The Company’s future results of operations involve a number of risks and uncertainties. Factors that could affect the Company’s future operating results and cause actual results to vary materially from expectations include, but are not limited to, rapid technological change, competition from substitute products and larger companies, protection of proprietary technology, ability to maintain distributor relationships, and dependence on key individuals.

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

Reclassification

Certain prior period balances in the consolidated statements of cash flows have been combined or reclassified to conform to current period presentation pursuant to Rule 10-01(a)(2) of Regulation S-X of the SEC. Such reclassifications had no impact on net income, cash flows or shareholders' equity previously reported.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Estimates and assumptions made by management include, but are not limited to, the Company's inventory reserve and valuation of stock-based awards and warrants issued. Such estimates may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

Cash equivalents are defined as short term, highly liquid investments, which are readily convertible to cash and have remaining maturities of three months or less at the date of acquisition. Cash and cash equivalents are held in U.S. financial institutions or in custodial accounts with U.S. financial institutions. The Company currently has bank deposits with financial institutions in the U.S. that exceed Federal Deposit Insurance Corporation insurance limits of $250,000. The Company has not experienced any losses in such accounts, nor does the Company believe it is exposed to any significant credit risk on cash and cash equivalents. However, any loss incurred or lack of access to such funds could have a significant adverse impact on the Company's financial condition, results of operations, and cash flows. As of December 31, 2023 and 2022, substantially all of the cash on hand was considered cash equivalents.

Concentrations of Credit Risk, Other Risks and Uncertainties

The Company's financial instruments that are subject to credit risk consist primarily of cash and cash equivalents and accounts receivable. At December 31, 2023 and 2022, substantially all of the Company's cash and cash equivalents were held in one large financial institution located in the United States. Management believes the financial risk associated with these balances is minimal and has not experienced any losses to date. The Company generally requires deposits from its customers. The Company's accounts receivable are derived from billings to customers and it has not experienced any collection issues to-date.

The Company's future results of operations involve a number of risks and uncertainties. The Company’s current business activities consist of business planning, research and development efforts to design and develop high-power, high-brightness blue laser technology, and capital raising to finance the Company through full commercialization. The Company is subject to the risks associated with such activities, including the need to further develop its technology and its marketing and distribution channels; further develop its supply chain and manufacturing; and hire additional management and other key personnel. Successful completion of the Company’s development program and, ultimately, the attainment of profitable operations, are dependent upon future events, including its ability to access potential markets and secure long-term financing.

The Company currently depends upon a small number of customers for a substantial portion of its revenue. During the year ended December 31, 2023, two customers accounted for 39% and 29% of the Company's revenue, respectively. During the year ended December 31, 2022, two customers accounted for 47% and 22% of the Company’s revenue, respectively. As of December 31, 2023, four customers accounted for 50%, 18%, 13%, and 10% of the Company's accounts receivable, respectively. As of December 31, 2022, three customers accounted for 62%, 26%, and 8% of the Company’s accounts receivable, respectively. Loss of any of the Company's customers could have a material adverse effect on the Company's operations.

Fair Value of Financial Instruments

The fair value of the Company's assets and liabilities, including cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued expenses, which qualify as financial instruments under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 820 — Fair Value Measurement ("ASC 820") approximates the carrying amounts represented in the consolidated balance sheets, primarily due to their short-term nature.

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

Accounts Receivable and Allowance for Credit Losses

Accounts receivable consist of uncollateralized obligations due from customers under normal trade terms, typically requiring a substantial deposit prior to any shipment. The carrying value of receivables, net of the allowance for credit losses, represents their net realizable value. The allowance for credit losses is estimated by management based on the nature and the age of outstanding receivables, historical collection experience, specific customer circumstances, and reasonable and supportable forecasts of future economic conditions. Past due receivables are written off when the Company's collection efforts have been deemed unsuccessful in collecting the amounts past due. Bad debt recoveries are credited to the allowance account as collected.

The Company manufactures and sells its products to a broad range of customers. Customers are typically provided payment terms of 30 to 120 days. The Company has tracked historical loss information for its trade receivables and has not experienced any material credit losses to date. Management has also determined that there were no economic conditions present to warrant an allowance for credit losses as of December 31, 2023 and 2022. As such, there was no allowance for credit losses recorded as of December 31, 2023 and 2022.

Inventories, Net

All inventories are stated at the lower of cost determined on the first in, first out basis or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predicted costs of completion, disposal, and transportation. Inventory includes parts and components that may be specialized in nature and subject to obsolescence. The Company maintains a reserve for excess or obsolete inventory items. On a quarterly basis, the Company reviews inventory quantities on hand in comparison to past consumption, recent purchases, and other factors to determine what inventory quantities, if any, may not be sellable. Based on this review, inventories are written off and charged to cost of revenue when identified as excess or obsolete. Subsequent changes in facts and circumstances do not result in an increase in the reserve previously recognized.

Property and Equipment, Net

Property and equipment are stated at cost less accumulated depreciation and amortization. The Company provides for depreciation and amortization of property and equipment on a straight-line basis for financial accounting purposes, and on an accelerated basis for tax purposes, over the estimated useful life of the respective asset.

Maintenance and repairs are charged to expense as incurred and major renewals or betterments which extend the life of such assets are capitalized based on the shorter of the life of the lease or the estimated useful life. The net gain or loss on property retired or otherwise disposed of is credited or charged to operating expenses and the costs and accumulated depreciation and amortization are removed from the accounts.

The estimated useful lives for each major depreciable classification of property and equipment are as follows:

Description of property and equipment	Years
Computer equipment	5
Office furniture and equipment	7
Leasehold improvements	Lease term or useful life, whatever is shorter
Machinery and equipment	10

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use ("ROU") assets, and operating lease liabilities, current, and noncurrent, on the consolidated balance sheets. The Company currently does not have any finance lease arrangements.

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date of the lease. As the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date of the lease in determining the present value of future payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. The Company's lease terms may include an option to extend or terminate the lease when it is reasonably certain that it will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognized lease expense for these leases on a straight-line basis over the lease term.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets being reviewed for impairment, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. There was no impairment loss recognized for the years ended December 31, 2023 or 2022.

Revenue Recognition

The Company's primary business activity involves sales of high-powered lasers and related installation services. The Company has sales to customers throughout the U.S., Europe, and Asia. All sales are settled in U.S. dollars. The Company accounts for revenue contracts with customers by applying the requirements of FASB ASC 606 — Revenue from Contracts with Customers ("ASC 606"), which includes the following steps:

•
identification of the contract, or contracts, with a customer;
•
identification of the performance obligations in the contract;
•
determination of the transaction price;
•
allocation of the transaction price to the performance obligations in the contract; and
•
recognition of revenue when, or as, the Company satisfies a performance obligation.

In all sales arrangements, revenues are recognized when control of the promised goods or services is transferred to customers, in an amount the Company expects to be entitled to receive in exchange for those goods and services.

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

The Company's standard terms and conditions which are applicable to the Company's contracts covering the sale of its products include warranty provisions that provide assurance to its customers that the products will comply with agreed upon specifications, which is standard in the industry. The product warranty is accounted for in accordance with the guidelines under ASC 460-10 — Guarantees. Therefore, losses from warranty obligations are accrued when the amount of loss can be reasonably estimated, and the information is available before the financial statements are issued or are available to be issued.

The Company has determined that the nature, amount, timing, and uncertainty of revenue and cash flow are most significantly affected by its customer concentration, changes in technology, and adverse changes in the economy that may have an adverse impact on the ability of customers to contract with and pay the Company.

Income Taxes

Income taxes are accounted for in accordance with the provisions of FASB ASC 740 — Income Taxes ("ASC 740"), which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes. Income taxes are recognized for the current year and for the impact of deferred tax assets and liabilities, which represent future tax consequences of events that have been recognized differently in the financial statements than for income tax purposes. Deferred tax assets and liabilities are determined based upon the difference between the financial statement and income tax basis of assets and liabilities, as measured by the enacted tax rates which will be in effect when these differences are expected to reverse. Deferred tax expense (credit) is the result of changes in the deferred tax assets and liabilities.

In the event of the future consequences of differences between financial reporting bases and tax bases of assets and liabilities result in a deferred tax asset, the Company performs an evaluation of the probability of being able to realize future benefits indicated by such asset. A valuation allowance related to a net deferred tax asset is recorded when it is more likely than not that some portion or all of the net deferred tax asset will not be realized. The Company recorded a full valuation allowance as of December 31, 2023 and 2022, as it is more likely than not that the Company will not be able to utilize the net deferred tax assets in the foreseeable future (see Note 12, Income Taxes). The Company maintains valuation allowances until sufficient evidence exists to support the reversal of such valuation allowances.

The Company recognizes in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of operating expense. Management has evaluated the Company's tax positions and concluded the Company has taken no uncertain tax positions that would require adjustments to the financial statements to comply with the provisions of this guidance. As there were no uncertain tax positions as of December 31, 2023 and 2022, no interest or penalties were recorded to operating expenses. Tax returns filed by the Company remain open to federal and state income tax examinations through the statutory time periods.

Cost of Revenue

Cost of revenue primarily consists of the cost of materials, overhead and employee compensation associated with the manufacturing of our high-powered lasers. Product cost also includes lower of cost or net realizable value ("LCNRV") adjustments to inventory for adjustments to reduce the carrying value of inventory if its value is greater than the net realizable value, as well as adjustments for excess or obsolete inventory.

Research and Development Expenses

Research and development ("R&D") expenses consist of costs incurred to further the Company's commercialization development efforts. These costs consist primarily of compensation and related costs for R&D personnel, including stock-based compensation, employee benefits, training, travel, third-party consulting services, laboratory supplies, and R&D equipment depreciation. R&D costs are charged to the statement of operations as incurred and are included in operating expenses.

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of compensation and related costs for the Company's direct sales force, sales management, and marketing and include stock-based compensation, employee benefits, and travel for selling and marketing employees as well as costs related to trade shows, marketing programs, third-party consulting expenses, and application lab depreciation expenses. Selling and marketing costs are charged to the statement of operations as incurred and are included in operating expenses.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation and related costs for finance, human resources, and other administrative personnel, and include stock-based compensation, employee benefits, and travel expenses. In addition, general and administrative expenses include third-party consulting and advisory services; legal, audit, and accounting services; and facilities costs. General and administrative costs are charged to the statement of operations as incurred and are included in operating expenses.

Stock-Based Compensation Expenses

The Company measures and recognizes the compensation expenses for all stock-based awards made to employees, directors, and consultants based on estimated grant date fair values. The fair value of employee stock options is estimated on the grant date using the Black-Scholes model. The fair value for time-based stock awards is based on the grant date share price reduced by the present value of the expected dividend yield prior to vesting. The fair value of market-based stock awards is estimated using an option-pricing model on the date of grant. Stock-based compensation is reduced for forfeitures, which are accounted for as they occur.

Deferred Financing Costs

Deferred financing costs related to financings not yet in place are included in deferred financing costs on the consolidated balance sheet and are not amortized until the associated financing is received, at which point the costs will be amortized over the term of the agreement. Deferred financing costs related to the Company's Junior Notes (as defined and described in Note 8) are included as a deduction from the carrying amount of the notes in current notes payable in the consolidated balance sheets and are amortized to interest expense over the term of the notes.

Debt Discount

The debt discount related to the Company's Junior Notes (as defined and described in Note 8) is included as a deduction from the carrying amount of the notes in current notes payable in the consolidated balance sheets and is amortized to interest expense over the term of the notes.

Net Loss Per Common Share

The Company's basic net loss per common share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding for the period. Contingently issuable shares are included in the computation of basic net loss per share as of the date that all necessary conditions have been satisfied and issuance of the shares is no longer contingent. The Company's diluted net loss per share is computed by giving effect to all potential common stock equivalents outstanding for the period determined using the treasury stock method. For purposes of this calculation, stock options, restricted stock units, and warrants to purchase common stock equivalents have been excluded from the calculation of diluted net loss per share as their effect is anti-dilutive.

Recently Adopted Accounting Pronouncements

In September 2016, the FASB issued Accounting Standards Update ("ASU") 2016-13 — Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). This ASU changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. The standard was adopted by the Company effective January 1, 2023 and did not have any significant changes to the Company's financial statements and related notes.

In February 2016, the FASB issued ASU No. 2016-02 — Leases, and issued subsequent amendments to the initial guidance in September 2017 within ASU 2017-13, in January 2018 within ASU 2018-01, in July 2018 within ASU 2018-11, in December 2018 within ASU 2018-20, in March 2019 within ASU 2019-01, in November 2019 within ASU 2019-10, in February 2020 within ASU 2020-02, in September 2020 within ASU 2020-05, in July 2021 within ASU 2021-05, and November 2021 within ASU 2021-09 (collectively, "Topic 842"). Topic 842 supersedes Topic 840 — Leases, and requires lessees to recognize all leases on their balance sheets, with the exception of short-term leases, as a right-of-use asset and a corresponding lease liability measured at the present value of the lease payments. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The new standard requires expanded disclosures regarding leasing arrangements. Effective January 1, 2022, the Company adopted Topic 842 using a modified retrospective transition approach by applying the new standard to all leases existing at the date of initial application and not restating comparative periods. There was no cumulative-effect adjustment recorded to retained deficit upon adoption.

Topic 842 provides several optional practical expedients in transition. The Company elected to use the package of practical expedients permitted under the transition guidance, which allows the Company not to reassess its prior conclusions about lease identification, lease classification and initial direct costs for any leases that existed prior to January 1, 2022. The Company did not elect to use the other practical expedients provided.

Upon adoption, the Company recognized the right-of-use asset and operating lease liability totaling $934,584 and $1,031,067, respectively, to reflect the present value of remaining lease payments under an existing lease arrangement with no impact to the opening balance of retained deficit as a result of adoption. The difference between the leased asset and lease liability represents the existing deferred rent liability balance, resulting from historical straight-lining of an operating lease, which was effectively reclassified upon adoption to reduce the measurement of the leased asset. Results for reporting periods beginning January 1, 2022 are presented under ASC 842. For more information on the impact of adoption and the disclosures required by the new standard, refer to Note 6, Commitments and Contingencies.

In August 2020, the FASB issued ASU 2020 06 — Debt – Debt with Conversion and Other Options (Subtopic 470 20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity ("ASU 2020-06"). This ASU simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in ASC 470-20, that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock. The amendments in ASU 2020-06 further revise the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share (EPS) for convertible instruments by using the if converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares. The standard is effective for the Company on January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 effective January 1, 2022. The adoption of ASU 2020-06 did not have an impact on the Company’s financial statements.

In December 2023, the FASB issued ASU 2023-09 — Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU requires that an entity disclose specific categories in the effective tax rate reconciliation as well as reconciling items that meet a quantitative threshold. Further, the ASU requires additional disclosures on income tax expense and taxes paid, net of refunds received, by jurisdiction. The new standard is effective for annual periods beginning after December 15, 2024 on a prospective basis with the option to apply it retrospectively. Early adoption is permitted. The adoption of this guidance will result in the Company being required to include enhanced income tax related disclosures. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

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
•
the cancellation and conversion of all Legacy Nuburu Convertible Notes into shares of Legacy Nuburu common stock in accordance with its terms as of immediately prior to the Effective Time, which 2,642,239 shares were then outstanding as Legacy Nuburu common stock as of immediately prior to the Effective Time and subsequently converted into 1,361,787 shares of Nuburu Common Stock and 1,361,787 shares of Nuburu Series A preferred stock at the Effective Time; and
•
the cancellation and exchange of all 6,079,467 granted and outstanding vested and unvested Legacy Nuburu options, which became 3,133,270 Nuburu options exercisable for shares of Nuburu Common Stock with the same terms and vesting conditions except for a number of shares exercisable and the exercise price, each of which was adjusted by the Exchange Ratio; and
•
the cancellation and exchange of all 1,053,000 granted and outstanding vested and unvested Legacy Nuburu RSUs, which became 542,706 Nuburu RSUs for shares of Nuburu Common Stock with the same terms and vesting conditions except for the number of shares, which was adjusted by the Legacy Nuburu common stock Exchange Ratio.

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

NOTE 4. BALANCE SHEET COMPONENTS

Inventories, Net

Inventories, net as of December 31, 2023 and 2022 consisted of the following:

	December 31, 2023	December 31, 2022
Raw materials and supplies	$1,973,634	$1,011,421
Work-in-process	158,346	15,213
Finished goods	457,752	239,051
Inventories, gross	2,589,732	1,265,685
Less: inventory reserve	(1,133,457)	(292,990)
Inventories, net	$1,456,275	$972,695

During the year ended December 31, 2023, the Company recorded net adjustments to inventories for LCNRV, obsolescence or scrap of approximately $640,000 to the statement of operations, primarily related to fully reserving inventory related to the Company's AO series as it shifted focus to producing the newer BLTM series, offset by scrap adjustments. During the year ended December 31, 2022, the Company recorded net credits for LCNRV, obsolescence or scrap of approximately $250,000 to the statement of operations, primarily due to reversals of LCNRV adjustments on items that were sold.

Property and Equipment, Net

Property and equipment, net as of December 31, 2023 and 2022 consisted of the following:

	December 31, 2023	December 31, 2022
Machinery and equipment	$7,179,629	$4,827,626
Leasehold improvements	897,948	810,248
Furniture and office equipment	205,897	180,747
Computer equipment and software	197,386	136,282
Property and equipment, gross	8,480,860	5,954,903
Less: accumulated depreciation and amortization	(2,829,884)	(2,183,054)
Property and equipment, net	$5,650,976	$3,771,849

Depreciation and amortization expense related to property and equipment was $505,898 and $450,505 for the years ended December 31, 2023 and 2022, respectively.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of December 31, 2023 and 2022 consisted of the following:

	December 31, 2023	December 31, 2022
Prepaid insurance	$61,342	$—
Other prepaid assets	94,653	34,889
Other current assets	260	11,848
Total prepaid expenses and other current assets	$156,255	$46,737

Accrued Expenses

Accrued expenses as of December 31, 2023 and 2022 consisted of the following:

	December 31, 2023	December 31, 2022
Accrued payroll and related benefits	$754,904	$636,009
Accrued legal, accounting and professional fees	838,865	548,569
Accrued transaction costs related to the reverse recapitalization	503,600	651,818
Accrued taxes payable	89,346	108,516
Accrued interest	337,913	175,288
Other	225,677	191,918
Total accrued expenses	$2,750,305	$2,312,118

NOTE 5. FAIR VALUE MEASUREMENTS

The Company’s financial instruments that are carried at fair value consists of Level 1 and Level 3 assets and liabilities. Level 1 assets include highly liquid bank deposits and money market funds, which were not material as of December 31, 2023 and 2022. Level 1 liabilities include the Public Warrants and are classified as Level 1 due to the use of an observable market quote in an active market. The Company measured the fair value of the Public Warrants on the date of the Closing of the Business Combination based on the close price of the Public Warrant. During the year ended December 31, 2023, no warrants were exercised. Level 3 liabilities include the Junior Note Warrants (as defined in Note 8) and are classified as Level 3 due to the use of unobservable inputs in the valuation of the liability, as further described in Note 10.

The gains and losses from re-measurement of Level 1 financial liabilities are recorded as part of other (expense) income, net in the consolidated statements of operations and comprehensive loss. During the year ended December 31, 2023, the Company recorded a gain of $1,766,513, related to the change in fair value of the Public Warrants and Junior Note Warrants from the Closing to the end of the period. Refer to Note 10 for more information on the warrants issued by the Company during the periods presented. There were no transfers between Level 1, Level 2, and Level 3 in any periods presented.

The following table sets forth the fair value of the Company’s financial liabilities by level within the fair value hierarchy:

	At December 31, 2023
	Level 1	Level 2	Level 3	Total
Public Warrants(1)	$—	$—	$—	$—
Junior Note Warrants	—	—	2,238,519	2,238,519

(1) The Public Warrants are a Level 1 fair value measurement, as noted further below and in Note 10 of these consolidated financial statements.

Level 1 Financial Liabilities

The following table sets forth a summary of the changes in fair value of the Company's Level 1 financial liabilities.

Year Ended December 31,
2023
Fair value, beginning of period	$—
Recognition of Public Warrants upon the reverse recapitalization	1,336,863
Change in fair value	(1,336,863)
Fair value as of December 31, 2023	$—

On December 12, 2023, the New York Stock Exchange (“NYSE”) notified the Company, and publicly announced, that the NYSE had determined to (a) commence proceedings to delist the Company’s warrants, each whole warrant exercisable to purchase one share of the Company’s common stock, par value $0.0001 per share, at a price of $11.50 per share, and listed to trade on the NYSE under the symbol “BURU.WS”, and (b) immediately suspend trading in the Warrants due to “abnormally low” trading price levels. As such, the Public Warrants were determined to have no value as of December 31, 2023.

Level 3 Financial Liabilities

The following table sets forth a summary of the changes in fair value of the Company's Level 3 financial liabilities.

Year Ended December 31,
2023
Fair value, beginning of period	$—
Recognition of Junior Note Warrants upon issuance	2,668,169
Change in fair value	(429,650)
Fair value as of December 31, 2023	$2,238,519

NOTE 6. COMMITMENTS AND CONTINGENCIES

Operating Lease

The Company leases and occupies approximately 27,900 square feet of office space in Centennial, Colorado under a noncancelable operating lease agreement. The original term of the lease was set to expire in December 2024, however, in November 2023, the Company elected to extend the lease through June 2025. In recognition of the ROU asset and the related lease liability as of December 31, 2023, any further options to extend the lease term have not been included as the Company was not reasonably certain to exercise any such option.

	Year ended December 31,
	2023	2022
Operating lease cost	$352,080	$340,146

As of December 31, 2023 and 2022, the weighted-average remaining lease term was 1.5 years and 2.0 years, respectively, and the weighted-average discount rate used was 7.0% and 5.5%, respectively.

During the years ended December 31, 2023 and 2022, the Company recognized the following lease costs arising from the lease transaction:

	Year ended December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities	$372,214	$361,324
Right-of-use assets obtained in exchange for new operating lease liabilities	263,939	934,584

As of December 31, 2023, the future payments and interest expense for the operating lease are as follows:

Year Ending December 31,	Future Payments
2024	$383,383
2025	240,834
Total undiscounted cash flows	624,217
Less: imputed interest	(31,463)
Present value of lease liabilities	$592,754

Legal Proceedings

In the normal course of business, the Company may become involved in legal proceedings. The Company will accrue a liability for legal proceedings when it is probable that a liability has been incurred and the amount can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. As of December 31, 2023 and 2022, the Company was not involved in any material legal proceedings.

Purchase Commitments

As of December 31, 2023 and 2022, the Company had $602,335 and $657,112 in outstanding firm purchase commitments to acquire inventory and research and development parts from suppliers for the Company's ongoing operations.

NOTE 7. REVENUE

The Company’s primary revenue-generating activity involves sales of high-powered lasers and related installation services. The Company has sales to customers throughout the U.S., Europe, and Asia. All sales are settled in U.S. dollars.

The following table presents revenue from contracts with customers disaggregated by geography:

	Year ended December 31,
	2023	2022
United States	$1,760,350	$1,038,403
Asia	117,835	356,075
Europe	207,347	45,950
Total	$2,085,532	$1,440,428

The following table presents revenue from contracts with customers disaggregated by the timing of revenue recognition:

	Year ended December 31,
	2023	2022
Revenue recognized at a point in time	$2,080,532	$1,438,628
Revenue recognized over time	5,000	1,800
Total	$2,085,532	$1,440,428

Contract liabilities consist of customer deposits that are applied to invoices as the performance obligation is performed. Accounts receivable and contract liabilities as of December 31, 2023 and 2022 were as follows:

	Accounts Receivable	Contract Liabilities
January 1, 2022	$223,275	$173,050
December 31, 2022	327,200	178,750
December 31, 2023	482,279	30,400

During the years ended December 31, 2023 and 2022, the Company recognized $32,500 and $1,800 of revenue that was included in the contract liabilities balance at the beginning of the reporting period, respectively.

NOTE 8. NOTES AND CONVERTIBLE NOTES PAYABLE

As of December 31, 2023 and 2022, the Company's outstanding debt consisted of the following. Please refer to the remainder of this footnote for more information on the debt issued during the periods presented.

	December 31, 2023	December 31, 2022
Junior Notes Issued November 2023	$5,500,000	$—
Unamortized debt discount	(2,751,533)	—
Unamortized deferred financing costs	(600,475)	—
Current portion of notes payable	2,147,992	—
Legacy Nuburu Convertible Notes	—	7,300,000
Current portion of convertible notes payable	—	7,300,000
Senior Convertible Notes Issued June 2023	6,713,241	—
Convertible notes payable, long-term	6,713,241	—
Total debt	$8,861,233	$7,300,000

Junior Notes Issued November 2023

On November 13, 2023, the Company entered into Note and Warrant Purchase Agreements (the "Junior Note Purchase Agreements") with the lenders identified therein (the "Lenders") providing for (i) zero-interest promissory notes, issued with a 10% original issue discount, in the aggregate principal amount of $5,500,000 (the "Junior Notes"), and (ii) warrants ("Junior Note Warrants," refer to Note 10, Warrants), exercisable for an amount of the Company's common stock equal to 100% principle amount of the Junior Notes (limited to an aggregate of 19.9% of the Company's outstanding common stock until such time as the transaction is approved by the Company's stockholders), which will be exercisable for $0.25 per share of the Company's common stock. The Company intends to use the net proceeds (after deducting the original issue discount of $500,000 and offering expenses of $691,399) from the Junior Note Purchase Agreements for general corporate purposes.

The Junior Notes are junior and secured by the Company's patent portfolio pursuant to a security agreement among the parties (the "Security Agreement"). The Junior Notes will mature on the earlier of: (i) the Company closing a credit facility in principal amount of at least $20 million, (ii) a Sale Event (as defined in the Junior Note Purchase Agreements), or (iii) twelve months after issuance. The Junior Notes contain customary events of default. If the Junior Notes have not been repaid within six or nine months after issuance, the Junior Notes will begin to bear interest at the SOFR rate plus 9% and at the SOFR rate plus 12%, respectively, and an additional 25% warrant coverage will be provided at each such date, with a per share exercise price equal to 120% of the trading price of the Company's common stock at the time of issuance and a redemption right in favor of the Company when the trading price of the common stock is greater than 200% of the applicable exercise price for 20 out of any 30 consecutive trading days. Shares of common stock issuable upon exercise of the Junior Note Warrants will be limited to an aggregate of 19.9% of the Company's outstanding common stock until such time as the transaction is approved by the Company's stockholders.

Refer to Note 10 for the Company's accounting for the Junior Note Warrants. As a result of that accounting, the Notes contain the original issue discount of $500,000 as well as the discount associated with the Junior Note Warrant liability of $2,668,169. The discount will be amortized over the term of the Junior Notes in accordance with FASB ASC 835 - Interest.

The table below summarizes the issuance of the Junior Notes and Junior Note Warrants to related parties:

Noteholder	Principal Amount of Notes
David Seldin(1)	$1,100,000
Eunomia, LP(2)	1,100,000
CST Global LLC(3)	220,000

(1) David Seldin was a member of the Legacy Nuburu board of directors and at the time of the issuance was the sole manager of Anzu Nuburu LLC, Anzu Nuburu II LLC, Anzu Nuburu III LLC and Anzu Nuburu V LLC (the "Anzu SPVs"), which at that time owned more than 5% of Legacy Nuburu’s capital stock.

(2) Ron Nicol, manager of Eunomia, LP, is the Executive Chairman of the Company’s board of directors.

(3) David Michael, an affiliate of CST Global LLC, was a member of the Legacy Nuburu board of directors.

Senior Convertible Notes Issued June 2023

On June 12, 2023 and June 16, 2023, the Company entered into Note and Warrant Purchase Agreements (the “Senior Convertible Note Purchase Agreements”) primarily with certain investors including existing investors (each, an “Investor”) for the sale of (i) convertible promissory notes (“Senior Convertible Notes”) in the aggregate principal amount of $9,225,000, and (ii) warrants (“Senior Note Warrants," refer to Note 10, Warrants) to purchase up to 11,518,895 shares of the Company’s common stock from the June 12, 2023 Purchase Agreement and up to 1,889,535 shares of Common Stock from the June 16, 2023 Purchase Agreement. The Company intends to use the net proceeds (after deducting offering expenses of $160,345) from the Senior Convertible Note Purchase Agreements for general corporate purposes.

The Senior Convertible Notes are senior, secured obligations of the Company, which became secured by the Company's patent portfolio per the Security Agreement as of November 2023, bear interest at the rate of 7.0% per annum, and are payable on the earlier of June 23, 2026 or the occurrence of an Event of Default, as defined in the Senior Convertible Notes. The Senior Convertible Notes are senior to the Junior Notes pursuant to an intercreditor agreement between the parties. The Senior Convertible Notes may be converted at any time following June 23, 2023 prior to the payment in full of the principal amount of the Senior Convertible Notes at the Investor’s option. In the event of the Sale of the Company (as defined in the Senior Convertible Notes), the outstanding principal amount of each Senior Convertible Note, plus all accrued and unpaid interest not otherwise converted into equity securities pursuant to the terms of the Senior Convertible Notes, shall (i) if the Investor so elects, be converted into equity securities pursuant to the terms of the Senior Convertible Notes at a price equal to $0.688 per share (subject to appropriate adjustment from time to time for any stock dividend, stock split, combination of shares, reorganization, recapitalization, reclassification or other similar event), or (ii) be due and payable immediately prior to the closing of such Sale of the Company, together with a premium equal to 150% of the principal amount to be prepaid.

The table below summarizes the sale of the Senior Convertible Notes and Senior Note Warrants to related parties:

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

(3) Ron Nicol, manager of Eunomia, LP, is the Executive Chairman of the Company’s board of directors.

(4) David Michael, an affiliate of CST Global LLC, was a member of the Legacy Nuburu board of directors.

(5) Curtis Maas, an affiliate of the Curtis N Maas Revocable Trust, was a member of the Legacy Nuburu board of directors.

Legacy Nuburu Convertible Notes

Over the course of multiple closings in March, August and December 2022 and January 2023, Legacy Nuburu issued and sold Legacy Convertible Notes payable to various investors with aggregate gross proceeds of $11,400,000. The Legacy Convertible Notes accrued interest at a rate of 8% per annum. The outstanding principal amount and all accrued and unpaid interest on the Legacy Convertible Notes (the “Conversion Amount”), immediately prior to the consummation of the Business Combination, automatically converted into 2,642,239 shares of Legacy Nuburu common stock that, upon consummation of the Business Combination, entitled the holders of the Legacy Convertible Notes to receive 1,361,787 shares of Common Stock, which was equal to (x) the Conversion Amount divided by (y) $8.50.

The table below summarizes the sale of the Legacy Convertible Notes to related parties:

Noteholder	Principal Amount of Legacy Convertible Notes
W-G Investments LLC(1)	$1,000,000
David Seldin(2)	1,000,000
Ron Nicol(3)	1,000,000
CST Global LLC(4)	200,000
Curtis N Maas Revocable Trust(5)	150,000
Ake Almgren(6)	100,000

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

Series A Preferred Stock Issuances

The Company is authorized to issue 50,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2023 and 2022, there were 2,388,905 and 23,237,703 shares of preferred stock issued or outstanding, respectively.

Upon the Closing of the Business Combination, all 23,237,703 shares of issued and outstanding convertible preferred stock were cancelled and converted into 23,237,703 shares of Legacy Nuburu common stock based upon the conversion rate as calculated pursuant to Legacy Nuburu's Certificate of Incorporation, multiplied by the Exchange Ratios at the Effective Time.

Additionally, upon the Closing of the Business Combination, the cancellation and conversion of all Legacy Nuburu Convertible Notes into shares of Legacy Nuburu common stock in accordance with its terms as of immediately prior to the Effective Time resulted in the issuance of 2,642,239 shares which were then outstanding as Legacy Nuburu common stock as of immediately prior to the Effective Time and subsequently converted into 1,361,787 shares of Nuburu Common Stock and 1,361,787 shares of Nuburu Series A preferred stock at the Effective Time.

As of the Closing, each Legacy Nuburu stockholder waived its right to participate in the Preferred Stock Issuance (for clarity, excluding any shares received as a result of the conversion of any Legacy Convertible Notes prior to the Closing, which were entitled to participate in the Preferred Stock Issuance). Legacy Nuburu stockholders were entitled to receive approximately 99% of the Common Stock issued as merger consideration pursuant to the Business Combination Agreement agreed to waive such right by entering into the Stockholder Support Agreement (for clarity, excluding any shares received as a result of the conversion of any Legacy Convertible Notes). Those Legacy Nuburu stockholders who did not waive their right to participate resulted in the issuance of 15,478 shares of Nuburu Series A preferred stock at the Effective Time.

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

Conversions

In November 2023, a holder of Series A Preferred Stock converted 650,000 shares of Series A Preferred Stock to 1,300,000 share of Common Stock under the terms described under "Conversion Rights" above.

NOTE 10. WARRANTS

Liability Classified Warrants

November 2023 Junior Note Warrants

In connection with the Junior Notes discussed in Note 8 - Notes and Convertible Notes Payable the Company issued the Junior Note Warrants to purchase up to 22,000,000 shares of the Company's common stock. The Junior Note Warrants currently outstanding have an exercise price equal to $0.25 per share and expire on December 6, 2028. The Junior Note Purchase Agreements also provide for additional warrants to be issued if the Junior Notes remain outstanding for certain periods of time: (i) if the Junior Notes have not been repaid six months after issuance, additional warrants will be issued to each Lender in an amount equal to the principal amount of the Note multiplied by 25%, and such quotient divided by a per share cash exercise price equal to 120% of the Volume Weighted Average Price ("VWAP") of the Company's Common Stock during the ten trading days immediately prior to issuance and (ii) if the Junior Notes have not been repaid nine months after issuance, additional warrants will be issued to each Lender in an amount equal to the principal amount of the Note multiplied by 25%, and such quotient divided by a per share cash exercise price equal to 120% of the VWAP of the Company's Common Stock during the ten trading days immediately prior to issuance.

Based on the terms of the Junior Note Purchase Agreements, the Junior Note Warrants were evaluated under FASB ASC 815-40 - Derivatives and Hedging-Contracts in Entity's Own Equity ("ASC 815-40") and the Company concluded they did not initially meet the criteria to be classified in stockholders' equity (deficit). Specifically, there were contingent exercise provisions and settlement provisions that existed, as described above, where the number of shares available under the Junior Note Warrants may be adjusted. Because the number of outstanding common shares was not a fair value input to a fixed-for-fixed model, the Junior Note Warrants are treated as liabilities and are remeasured at each reporting date. The proceeds of $5,500,000 were allocated first to the Junior Note Warrant liability at fair value and then to the Junior Notes. The Company further determined that the Junior Warrant liability meets the criteria to be accounted for as a bifurcated derivative due to the significant discount it creates on the Junior Notes. The aggregate fair value of the Junior Note Warrants of $2,668,169 was estimated using a Monte Carlo simulation based approach, a Level 3 valuation. The significant inputs to the calculation of the fair value of the Junior Note Warrant liability were as follows:

	Upon Issuance	As of December 31, 2023
Common Stock Warrants:
Stock price	$0.18	$0.15
Expected term (in years)	5.0	4.9
Expected volatility	66.3%	66.3%
Risk-free interest rate	4.1%	3.8%
Expected dividend yield	0.0%	0.0%

Public Warrants

In connection with the closing of the Business Combination, Nuburu assumed the 16,710,785 Public Warrants outstanding on the date of Closing. As of December 31, 2023, all 16,710,785 Public Warrants remain outstanding. However, on December 12, 2023, the NYSE notified the Company and publicly announced that the NYSE had determined to (a) commence proceedings to delist the Company’s warrants, each whole warrant exercisable to purchase one share of the Company’s common stock, par value $0.0001 per share, at a price of $11.50 per share, and listed to trade on the NYSE under the symbol “BURU WS”, and (b) immediately suspend trading in the Warrants due to “abnormally low” trading price levels. As such, the Public Warrants were determined to have no value in the financial statements as of December 31, 2023.

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

Equity Classified Warrants

June 2023 Senior Note Warrants

In connection with the Senior Convertible Notes discussed in Note 8 - Notes and Convertible Notes Payable, the Company issued the Senior Note Warrants to purchase up to 11,518,895 shares of the Company's common stock pursuant to the June 12, 2023 Purchase Agreement and 1,889,535 shares of Common Stock pursuant to the June 16, 2023 Purchase Agreement. The Senior Note Warrants have an exercise price equal to $1.03 per share and expire on June 23, 2028.

As the Senior Note Warrants were part of a bundled transaction, the gross proceeds from the Private Placement of $9,225,000 were allocated to the Senior Convertible Notes and the Senior Note Warrants based on their respective relative fair value upon issuance. The aggregate fair value of the Senior Note Warrants of $3,401,366 was estimated using the Black-Scholes option-pricing model with the following assumptions:

Upon Issuance
Common Stock Warrants:
Expected term (in years)	5.0
Expected volatility	47.9%
Risk-free interest rate	4.0%
Expected dividend yield	0.0%

NOTE 11. STOCK-BASED COMPENSATION

As of December 31, 2023, the Company had an active stock-based incentive compensation plan and an employee stock purchase plan: the 2022 Equity Incentive Plan (the “2022 Plan”) and the 2022 Employee Stock Purchase Plan (the “ESPP”). All new equity compensation grants are issued under these two plans; however, outstanding awards previously issued under inactive plans will continue to vest and remain exercisable in accordance with the terms of the respective plans.

The 2022 Plan provides for the grant of stock and stock-based awards including stock options, restricted stock, restricted stock units, performance awards, and stock appreciation rights. As of December 31, 2023, there are 4.1 million shares available for grant under the 2022 Plan and 0.4 million shares available for grant under the ESPP.

Stock-Based Compensation Expense

Total stock-based compensation expense recognized in the Company’s consolidated statements of operations is classified as follows:

	Year ended December 31,
	2023	2022
Cost of revenue	$640,847	$988,003
Research and development	617,386	143,439
Selling and marketing	266,675	46,299
General and administrative	965,501	1,184,599
Total stock-based compensation expense	$2,490,409	$2,362,340

The Company’s stock-based compensation expense is based on the value of the portion of stock-based payment awards that are ultimately expected to vest. During the years ended December 31, 2023 and 2022, stock-based compensation relating to stock-based awards granted to consultants was $458,174 and $961,040, respectively.

Restricted Stock Units

The Company grants Restricted Stock Units ("RSUs") to its employees for their services with a liquidity event requirement. The RSUs granted to employees vest over a period of time from the grant date and are subject to the participants continuing service to the Company over the period. The following table shows a summary of the Company's RSUs outstanding as of December 31, 2023 as well as activity the year then ended:

	RSUs
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2022	542,706	$6.11
RSUs granted	887,997	$1.92
RSUs vested	(391,651)	$4.42
RSUs forfeited	(150,679)	$1.47
Unvested at December 31, 2023	888,373	$5.22

The weighted average grant date fair value of RSUs granted to employees and consultants was $1.92 and $6.11 per share for the years ended December 31, 2023 and 2022, respectively. The total grant date fair value of RSUs awarded was $1,709,217 and $3,316,950 for the years ended December 31, 2023 and 2022, respectively. The total grant date fair value of RSUs vested was $1,730,895 and nil for the years ended December 31, 2023 and 2022, respectively.

As of December 31, 2023, total unrecognized stock-based compensation costs related to RSUs was $2,624,464, which is expected to be recognized over a remaining weighted average period of 1.6 years. As of December 31, 2023, all of the RSUs are expected to vest.

Stock Options

The Company's outstanding stock options generally expire 10 years from the date of grant and are exercisable when the options vest, generally over four years, the majority of which vest at a rate of 25% on the first anniversary of the grant date, with the remainder vesting ratably each month over the next three years. A summary of stock option activity is as follows:

	Number of Stock Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2022	3,133,270	$4.35	7.9	$5,484,316
Options granted	5,315,917	$0.48
Options exercised	(5,153)	$1.36
Options cancelled or forfeited	(896,284)	$2.27
Options outstanding at December 31, 2023	7,547,750	$1.86	7.9	$—
Options exercisable at December 31, 2023	2,954,137	$3.10	5.4	$—
Options vested and expected to vest at December 31, 2023	7,547,750	$1.86	7.9	$—

The weighted-average grant date fair value of options granted to employees and consultants was $0.48 and $1.44 per share for the years ended December 31, 2023 and 2022, respectively.

Aggregate intrinsic value represents the difference between the estimated fair value of the underlying Common Stock and the exercise price of outstanding, in-the-money options. The aggregate intrinsic value of options exercised was $1,040 and $2,319,018 for the years ended December 31, 2023 and 2022, respectively.

As of December 31, 2023, total unrecognized stock-based compensation cost related to stock options was $1,871,219, which is expected to be recognized over a weighted-average period of 2.3 years.

Determining the appropriate fair value of stock based awards requires the input of subjective assumptions including the fair value of the Company’s Common Stock, the expected life of the option, and expected stock price volatility. The Company used the Black Scholes option pricing model to value its stock option awards.

The Company estimates the fair value of the options utilizing the Black-Scholes option pricing model, which is dependent upon several variables, including expected option term, expected volatility of the Company’s share price over the expected term, expected risk-free interest rate over the expected option term, and expected dividend yield rate over the expected option term, and actual forfeiture rates. A summary of the assumptions the Company utilized for option grants during the years ended December 31, 2023 and 2022, respectively, are as follows:

	Year Ended December 31,
	2023	2022
Expected term (in years)	0.75-5.0	5.8
Expected volatility	44.9%-47.6%	42.0%
Risk-free interest rate	3.8%-5.5%	2.6%
Expected dividend yield	0.0%	0.0%

NOTE 12. INCOME TAXES

Due to its current operating losses, the Company recorded zero income tax expense during the years ended December 31, 2023 and 2022. During these periods, the Company’s activities were limited to U.S. federal and state tax jurisdictions, as it does not have any significant foreign operations.

A summary of the sources of differences between income taxes at the federal statutory rate and the provision for income taxes for the years ended December 31, 2023 and 2022, respectively, is as follows:

	Year Ended December 31,
	2023	2022
Tax benefit at the statutory rate	$(4,346,294)	$(2,967,112)
Increase (decrease) in taxes resulting from:
State taxes	(400,290)	(767,514)
Stock-based compensation	82,430	102,560
Research and development tax credits	(418,321)	(73,558)
Other	(167,497)	24,868
Change in valuation allowance	5,249,972	3,680,756
Total income tax expense (benefit)	$—	$—

Significant components of the Company's deferred income tax assets and liabilities are as follows:

	As of December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$13,095,540	$9,469,767
Research and development credits	1,647,502	1,229,181
Capitalized pre-business expenses	2,229,904	2,563,946
Accrued expenses	124,458	26,290
Stock-based compensation	899,453	481,062
Inventory reserve	243,070	64,726
Operating lease liability	127,116	158,388
Capitalized §174 research and development costs	1,905,522	919,466
Total deferred tax assets before valuation allowance	20,272,565	14,912,826
Less valuation allowance	(19,756,671)	(14,506,698)
Total deferred tax assets	515,894	406,128
Deferred tax liabilities
Fixed assets	(390,191)	(264,377)
Right-of-use assets	(125,703)	(141,751)
Total deferred tax liabilities	(515,894)	(406,128)
Net deferred tax asset (liability)	$—	$—

Effective for tax years beginning after December 31, 2021, taxpayers are required to capitalize any expenses incurred that are considered incidental to research and experimentation ("R&E") activities under IRC Section 174. While taxpayers historically had the option of deducting these expenses under IRC Section 174, the December 2017 Tax Cuts and Jobs Act mandates capitalization and amortization of R&E expenses for tax years beginning after December 31, 2021. Expenses incurred in connection with R&E activities in the US must be amortized over a 5-year period if incurred, and R&E expenses incurred outside the US must be amortized over a 15-year period. R&E activities are broader in scope than qualified research activities that are considered under IRC Section 41 (relating to the research tax credit). For the year ended December 31, 2022, the Company performed an analysis based on available guidance and determined that it will continue to be in a loss position even after the required capitalization and amortization of its R&E expenses. The Company will continue to monitor this issue for future developments, but it does not expect R&E capitalization and amortization to require it to pay cash taxes now or in the near future. Also effective for tax years beginning after December 31, 2021, companies are subject to further limitations on the tax deductibility of interest expense, which becomes limited to approximately 30% of adjusted earnings before interest and income tax expense. Interest expense that is limited for tax purposes may be carried forward indefinitely.

Due to the Company’s history of cumulative losses and after considering all the available objective evidence, management concluded that it is not more likely than not that all of the Company’s net deferred tax assets will be realized in the future. Accordingly, the Company’s deferred tax assets, which include net operating loss (“NOL”) carryforwards and tax credits related primarily to research and development, continue to be subject to a valuation allowance as of December 31, 2023 and 2022. The Company expects to continue to maintain a full valuation allowance until there is sufficient evidence to support recoverability of its deferred tax assets.

As of December 31, 2023 and 2022, the Company had approximately $56 million and $42 million, respectively, of unused federal net operating losses and approximately $30 million and $29 million, respectively, of unused state net operating loss carryforwards, that may be applied against future federal and state taxable income. If not utilized, the Company has approximately $1.3 million of federal and $1.3 million of state carryforwards as of December 31, 2023 and 2022, that expire in the year 2035 through 2037 with the remainder having an indefinite carryforward yet being subject to 80% limitation as a result of the Tax Cuts and Jobs Act. In addition, the Company had federal research credit carryforwards as of December 31, 2023 and 2022 of approximately $1.6 million and $1.2 million, respectively, of which will expire in the year 2035 through 2043, if not utilized.

As of December 31, 2023 and 2022, the Company has determined that it is more likely than not that the Company will not recognize the future tax benefit of the loss carryforwards and the capital losses, and has recognized a valuation allowance of approximately $19.2 million and $14.5 million, respectively. The valuation allowance increased by approximately $5.3 million during the year ended December 31, 2023.

Utilization of the NOL carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended, and similar state provisions. Generally, in addition to certain entity reorganizations, the limitation applies when one or more "5-percent stockholders" increase their ownership, in the aggregate, by more than 50 percentage points over a 36-month time period testing period, or beginning the day after the most recent ownership change, if shorter. The Company has determined that a Section 382 change in ownership occurred during the year ended December 31, 2023. As a result of this change in ownership, we expect that certain of the Company's NOLs may not be utilized in the future to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. However, due to the full valuation allowance recorded as of December 31, 2023, the limitation does not affect the Company's results of operations for the periods presented.

A reconciliation of the federal income tax rate to the Company’s effective tax rate for the years ended December 31, 2023 and 2022 is as follows:

	Year Ended December 31,
	2023	2022
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	1.9%	5.4%
Stock-based compensation	-0.4%	-0.7%
General business credits	2.0%	0.5%
Other adjustments	0.8%	-0.2%
Change in valuation allowance	-25.3%	-26.0%
Income tax provision	0.0%	0.0%

NOTE 13. NET LOSS PER SHARE

Diluted earnings per share ("EPS") includes the dilutive effect of Common Stock equivalents and is computed using the weighted-average number of Common Stock and Common Stock equivalents outstanding during the reporting period. Diluted EPS during the years ended December 31, 2023 and 2022 excluded Common Stock equivalents because the effect of their inclusion would be anti-dilutive or would decrease the reported loss per share. The following table sets forth securities outstanding that could potentially dilute the calculation of diluted earnings per share:

	For the Year Ended December 31,
	2023	2022
Stock options outstanding	7,547,750	3,133,270
Warrants to purchase Common Stock - liability classified	38,710,785	—
Warrants to purchase Common Stock - equity classified	13,408,430	2,061,545
Unvested restricted stock units	888,373	542,706
If-converted Common Stock from Series A Preferred Stock(1)	6,077,810	—
If-converted Common Stock from convertible notes	13,426,430	—
If-converted common shares from Legacy Nuburu convertible notes	—	864,868
Total	80,059,578	6,602,389

(1) Assumes that all shares of Series A Preferred Stock are converted into Common Stock at a conversion rate equal to $10.00 divided by $5.00, representing the maximum number of shares issuable to holders of Series A Preferred Stock.

NOTE 14. SUBSEQUENT EVENTS

On February 22, 2024, the Company held a Special Meeting of Stockholders where stockholders of record as of January 22, 2024 approved proposals to authorize the Company to: (i) effect a reverse stock split of the Company's issued and outstanding Common Stock within a range from 1-for 30 to 1-for-75, with the exact ratio of the reverse stock split to be determined by the Company's board of directors, and (ii) issue up to $50.0 million of securities in one or more non-public offerings, where the maximum discount at which securities may be offered may be equivalent to a discount of up to 30% below the market price of the Company's Common Stock. As of the date of this report, the Company has not effected the reverse stock split.

On April 3, 2024, the Company entered into a Securities Purchase Agreement (the “SPA”) with certain accredited investors named therein (the “Investors”) pursuant to which the Investors agreed to purchase from the Company $3,000,000 of newly issued shares (the “Shares”) of the Company’s Common Stock, at a per Share purchase price of $0.125 per Share. This equates to 24,000,000 shares to be issued to the investors.

Pursuant to the SPA, the Company issued to the Investors warrants exercisable for an amount of Common Stock equal to 100% of the Shares, which will be exercisable for $0.1625 per share of Common Stock and have a 5-year term. The Investors will also have the right to nominate two out of seven directors for election to the Company’s board of directors.