Form 10-K/A
period 2023-12-31
Nuburu, Inc.
filed 2024-04-29
CIK 1814215

l

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

The number of shares of Registrant's Common Stock outstanding as of April 24, 2024 was 38,532,403 shares.

Documents Incorporated by Reference

None.

Auditor Firm PCAOB ID: 100	Auditor Name: WithumSmith+Brown, PC	Auditor Location: East Brunswick, New Jersey

EXPLANATORY NOTE

Nuburu, Inc. (referred to herein as the "Company," "Nuburu," "we," "us," or "our") is filing this amendment No. 1 on Form 10-K/A (this "Amendment") to amend our Annual Report on Form 10-K for the year ended December 31, 2023, originally filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2024 (the “Original 10-K”), to (i) include the information required by Items 10 through 14 of Part III of Form 10-K and (ii) amend Item 15 of Part IV of the Original 10-K to update the exhibit list. The information required by Items 10 through 14 of Part III of Form 10-K was previously omitted from the Original 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment to include Part III information in our Form 10-K because a definitive proxy statement containing such information may not be filed by the Company within 120 days after the end of the fiscal year covered by the Form 10-K.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, Items 10 through 14 of the Original 10-K are hereby amended and restated in their entirety. Additionally, in accordance with Rules 12b-15 and 13a-14 under the Exchange Act, we have amended Part IV, Item 15 to include currently dated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Since no new financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. Similarly, since no financial statements have been included in this Amendment, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted. The cover page of the Form 10-K is also amended to delete the reference to incorporation by reference with respect to Part III information.

Except for the changes described above, including the filing of related certifications added to the exhibit list in Part IV, this Amendment makes no changes to the Original 10-K. This Amendment does not reflect events occurring after the filing of the Original 10-K or modify disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original 10-K and other filings with the SEC. Terms used but not otherwise defined in this Amendment have such meaning as ascribed to them in the Original 10-K.

i

ii

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information About Our Board of Directors and Executive Officers

Board of Directors

The following sets forth certain information, as of April 24, 2024, about each member of our Board of Directors (the “Board”), including a discussion of their specific experience, qualifications, attributes, or skills that led to the conclusion that they should serve as directors.

Name	Age	Term Expires	Position	Position Since
Lily Yan Hughes (1) (2) (3)	61	2024	Director	2023
Elizabeth Mora (1)	63	2024	Director	2023
Ron Nicol	70	2024	Executive Chairman	2020 (4)
Brian Knaley	54	2025	Chief Executive Officer; Director	2023
Daniel Hirsch (3)	50	2025	Director	2023
Kristi Hummel (2)	51	2026	Director	2023
John Bolton (1) (3)	75	2026	Director	2023

(1)
Member of the audit committee. Ms. Mora serves as Chair of the audit committee.
(2)
Member of the compensation committee. Ms. Hummel is the chair of the compensation committee.
(3)
Member of the nominating and corporate governance committee. Ms. Hughes is the chair of the nominating and corporate governance committee.
(4)
Includes board service at Legacy Nuburu.

Lily Yan Hughes is a member of the board of directors. Ms. Hughes has served as assistant dean at Syracuse University College of Law since July 2021, overseeing strategy and operations for the office of career services since 2021 and the office of student experience since 2023. Ms. Hughes served as the senior vice president, chief legal officer and corporate secretary of Arrow Electronics, Inc. (NYSE: ARW), a global provider of products, services, and solutions to industrial and commercial users of electronic components and enterprise computing solutions, from 2019 to 2020, and as the senior vice president, chief legal officer and corporate secretary of Public Storage (NYSE: PSA), a provider of consumer-facing, service-oriented and data-driven real estate operating and developing services, from January 2015 to May 2019. Ms. Hughes holds a BA and a JD from the University of California, Berkeley.

We believe Ms. Hughes is qualified to serve on the board of directors due to her extensive public company governance and corporate counsel experience as well as executive experience in technology and global supply chains.

Elizabeth Mora is a member of the board of directors. Ms. Mora served as the chief administrative officer, vice president for finance, administration, and treasurer at the Charles Stark Draper Laboratory, Inc., a $750 million research and development innovation laboratory, from 2008 to 2020. Ms. Mora currently serves as a board member for Limoneira Company (NASDAQ: LMNR), a diversified citrus growing, packing, selling, and marketing company; Inogen, Inc. (NASDAQ: INGN), a medical technology company; MKS Instruments (NASDAQ: MKSI), a global semi-conductor equipment, laser, and laser packaging company; Everest Consolidator Acquisition Corp. (NYSE: MNTN), a special purpose acquisition company; and Everest Consolidator LLC, a private equity firm; and as a strategic advisor to Belay Associates, a financial technology platform. Ms. Mora holds a BA in Political Science from the University of California, Berkeley, an MBA from Simmons College, and a CPA license in the Commonwealth of Massachusetts.

We believe Ms. Mora is qualified to serve on the board of directors due to her extensive industry and leadership experience, particularly in technology and manufacturing.

Ron Nicol is Executive Chairman of the board of directors. Mr. Nicol joined the Legacy Nuburu board of directors in September 2020. Mr. Nicol has been a senior advisor to Boston Consulting Group since January 2016. Prior to that, he was a longtime senior partner and managing director of Boston Consulting Group, holding roles as the global leader of the Organization practice; global leader of the Technology, Media & Telecommunications practice; leader of the South System; and chairman of North and South America. Before joining Boston Consulting Group in 1987, Mr. Nicol held senior positions with Babcock and Wilcox and was a U.S. naval officer, serving aboard a nuclear ballistic missile submarine and teaching nuclear engineering. Mr. Nicol earned his BS in Physics from the United States Naval Academy and his MBA from the Fuqua School of Business, Duke University.

We believe Mr. Nicol is qualified to serve on the board of directors due to his extensive industry and leadership experience.

Brian Knaley is the Company’s Chief Executive Officer and a member of the board of directors. Mr. Knaley served as the Company’s Chief Financial Officer from February 2022-November 2023, when he became Chief Executive Officer. Mr. Knaley has over 25 years of experience in finance and operations. Prior to joining the Company, Mr. Knaley served as the chief financial officer of CEA Industries Inc. (NASDAQ: CEAD), a provider of controlled environmental solutions, and as chief financial officer of Proximo Medical LLC, a start-up specializing in the commercialization of medical devices. He also served as senior vice president and interim chief financial officer of ViewRay (NASDAQ:VRAY), a global manufacturer of MRI-guided radiation therapy systems. Mr. Knaley holds a BA in Accounting from Thomas More College and is a licensed CPA in the State of Ohio.

We believe Mr. Knaley is qualified to serve on the board of directors because of his extensive leadership experience and knowledge of our company.

Daniel Hirsch is a member of the board of directors. Mr. Hirsch has been a consultant to and Executive in Residence with Anzu Partners since August 2022. Mr. Hirsch was the Chief Financial Officer and Corporate Secretary and a member of the board of directors of Anzu Special Acquisition Corp I (NASDAQ: ANZU) from October 2022 through September 2023. Mr. Hirsch was a principal of Cascade Acquisition Holdings, LLC, the sponsor of a special purpose acquisition company, Cascade Acquisition Corp. (NYSE: CAS), formed in November 2020, and served as its chief operating officer and chief financial officer through May 2022. Mr. Hirsch served as a consultant to Trinity Real Estate Investments, LLC from January 2019 through November 2019 in connection with Trinity’s sponsorship of a special purpose acquisition company, Trinity Merger Corp, which completed its initial business combination in November 2019 with Broadmark Realty Capital (NYSE: BRMK) (“Broadmark”). Since November 2019, Mr. Hirsch has served on the board of Broadmark and is currently the chair of the Nominating and Governance Committee and a member of the Compensation Committee and the Finance Committee. In addition, Mr. Hirsch has served on the board of The Macerich Company (NYSE: MAC), a real estate investment trust, since 2018 and is currently a member of the Compensation Committee and Nominating and Governance Committee. In addition, Mr. Hirsch served as a consultant to Farallon Capital Management, L.L.C. (“Farallon”), an investment firm that manages capital on behalf of institutions and individuals, for which he has served as a board designee with respect to Farallon’s investment in Playa Hotels & Resorts N.V. (NASDAQ: PLYA), from January 2017 to March 31, 2020. During his tenure as a director at Playa Hotels & Resorts N.V., Mr. Hirsch served as the chair of the Compensation Committee, and a member of the Nominating and Governance Committee and Capital Allocation Committee. Previously, from November 2003 to December 2016, Mr. Hirsch held several senior positions at Farallon, including Managing Member of the Real Estate Group from 2009 to December 2016, Managing Director from 2007 to 2008 and Legal Counsel from 2003 to 2006. Prior to joining Farallon, Mr. Hirsch worked as an associate in the San Francisco office of the law firm Covington & Burling LLP, from 2001 to 2003. Mr. Hirsch graduated from Yale Law School with a J.D. and earned a Bachelor of Arts degree, summa cum laude, in Law, Jurisprudence and Social Thought from Amherst College.

We believe Mr. Hirsch is qualified to serve on the board of directors due to his extensive leadership experience, knowledge of the capital markets and substantive public company board experience in advising public companies on transactional and corporate governance matters. Mr. Hirsch is the current Anzu Representative (see Item 13 “Certain Relationships and Related Party Transactions — The Company — Anzu Designee Letter Agreement”).

Kristi Hummel is a member of the board of directors. Ms. Hummel has served as the Chief Talent Officer of United Health Group (NYSE: UNH) since November 2022. Prior to that, she was Chief People Officer for Skillsoft (NYSE: SKIL), a global leader in corporate digital learning, from September 2021 until October 2022, and the senior vice president human resources at Dell Technologies Inc. (NYSE: DELL), from September 2016 until September 2021. Ms. Hummel holds both a BS in Business Administration and Management and an MBA from Babson College.

We believe Ms. Hummel is qualified to serve on the board of directors due to her extensive experience in organizational management.

John Bolton is an attorney, diplomat, consultant and political commentator. He was the National Security Advisor to former President Donald Trump and served as the United States Ambassador to the United Nations from 2005 to 2006. He has spent many years of his career in public service and held high-level positions in the Administrations of Presidents Ronald Reagan, George H. W. Bush and George W. Bush. As an attorney, Ambassador Bolton was in private practice in Washington, DC from 1974 to 2018, except when he was in government service. He graduated with a BA, summa cum laude, from Yale College and received his JD from Yale Law School.

We believe Mr. Bolton is qualified to serve on our board of directors based on his extensive experience in the defense, energy, and aerospace markets and his leadership expertise.

Board Diversity

The table below provides highlights of the composition of our Board:

Board Diversity Matrix as of 4/24/2024
	Female	Male	Non-Binary	Did Not Disclose Gender
Total number of directors:	7
Part I: Gender Identity
Directors	3	4	―	―
Part II: Demographic Background
Asian	1	―	―	―
White	2	4	―	―
LGBTQ+	1

Executive Officers

The following is biographical information for our executive officers, including their ages, as of April 24, 2024.

Name	Age	Position
Ron Nicol	70	Executive Chairman
Brian Knaley	54	Chief Executive Officer
Brian Faircloth	51	Chief Operating Officer

Ron Nicol is the Company's Executive Chairman and a member of the board of directors. Please see Mr. Nicol's biography set forth above in the section titled "Board of Directors."

Brian Knaley is the Company's Chief Executive Officer and a member of the board of directors. Please see Mr. Knaley's biography set forth above in the section titled "Board of Directors."

Brian Faircloth is the Company’s Chief Operating Officer. Mr. Faircloth has served as Legacy Nuburu’s Chief Operating Officer since December 2021. Prior to that he was at Foro Energy, a leader in commercializing high power lasers for the oil, natural gas, geothermal, and mining industries, as vice president of engineering from 2009 until 2016 and as chief technology officer from 2015 until December 2021, and also held various operational and leadership roles in other high power laser and optic companies. Mr. Faircloth holds a Master’s degree in Electrical Engineering and Applied Physics from Washington University in St. Louis, a Master’s in Six Sigma from Villanova University and Master certificates in Business Management and Marketing from the A.B. Freeman School of Business, Tulane University.

Code of Business Conduct and Ethics

The Company’s board of directors has adopted a code of business conduct and ethics (the "Code of Conduct"), applicable to all of the Company’s employees, executive officers and directors. The Code of Conduct is available on the Company’s website. Information contained on or accessible through the Company’s website is not a part of this Amendment. The nominating and corporate governance committee of the Company’s board of directors is responsible for overseeing the Code of Conduct and must approve any waivers of the Code of Conduct for employees, executive officers and directors. The Company expects that any amendments to the Code of Conduct, or any waivers of its requirements, will be disclosed on its website.

Corporate Governance Guidelines

We believe in sound corporate governance practices and have adopted formal Corporate Governance Guidelines to enhance our effectiveness. The board of directors adopted these Corporate Governance Guidelines to ensure that it has the necessary practices in place to review and evaluate our business operations as needed and to make decisions that are independent of our management. The Corporate Governance Guidelines are also intended to align the interests of directors and management with those of our stockholders. The Corporate Governance Guidelines set forth the practices the board of directors follows with respect to board and committee composition and selection, board meetings, Chief Executive Officer performance evaluation and management development and succession planning for senior management, including the Chief Executive Officer position, as well as minimum shareholding requirements for our officers and directors. A copy of our Corporate Governance Guidelines is available on the “Corporate Governance” section of our investor relations website at https://ir.nuburu.net/governance/governance-documents/default.aspx.

Leadership Structure of the Board of Directors

One of the key functions of the board of directors is informed oversight of the Company’s risk management process. The board of directors does not have a standing risk management committee, but rather administers this oversight function directly through the board of directors as a whole, as well as through various standing committees of the board of directors that address risks inherent in their respective areas of oversight. In particular, the board of directors is responsible for monitoring and assessing strategic risk exposure and the audit committee has the responsibility to consider and discuss the Company’s major financial risk exposures and the steps its management will take to monitor and control such exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken.

Role of Board of Directors in Risk Oversight Process

One of the key functions of the board of directors is informed oversight of the Company’s risk management process. The board of directors does not have a standing risk management committee, but rather administers this oversight function directly through the board of directors as a whole, as well as through various standing committees of the board of directors that address risks inherent in their respective areas of oversight. In particular, the board of directors is responsible for monitoring and assessing strategic risk exposure and the audit committee has the responsibility to consider and discuss the Company’s major financial risk exposures and the steps its management will take to monitor and control such exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken.

The audit committee also monitors compliance with legal and regulatory requirements. The Company’s compensation committee also assesses and monitors whether the Company’s compensation plans, policies and programs comply with applicable legal and regulatory requirements.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires that our directors, executive officers, and greater than 10% stockholders file reports with the SEC relating to their beneficial ownership of our securities. These reports are commonly referred to as Form 3, Form 4 and Form 5 reports. Based solely on a review of forms filed with the SEC and written representations from the reporting persons, we believe that all of these reporting persons complied with their filing requirements for the fiscal year ended December 31, 2023, except with respect to (i) the late filing of a Form 4 on June 23, 2023, for David Seldin, a shareholder of the Company, with respect to a series of transactions that occurred on June 16, 2023; (ii) the late filing of a Form 4 on February 7, 2023 for transactions that occurred on January 31, 2023 for the following persons: Revsin Boris, a former director of the Company; Quist Will, a former Director of the Company; Hollod Christopher John, a former director and Chief Executive Officer of the Company; Tailwind Sponsor LLC, a shareholder Company; Sheriff Alan, a former director of the Company; Eby Matthew, a former director and Chief Financial Officer of the Company; Lu Wisdom, a former director of the Company; Krim Philip, a former director and shareholder of the Company; and (iii) the filing of a Form 4/A on February 7, 2023, amending the Form 4 filed on October 19, 2020, for Tailwind Sponsor LLC, a shareholder of the Company, with respect to a transaction that occurred on October 18, 2020.

Board Committees

The Company’s board of directors has three standing committees — an audit committee, a compensation committee, and a nominating and corporate governance committee. Copies of the charters for each committee are available on the Company’s website.

The following table provides information on the board of director's current committee memberships.

Name	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee	Independent
Brian Knaley
Ron Nicol
Daniel Hirsch
Lily Yan Hughes	X	X	Chair	X
Kristi Hummel		Chair		X
Elizabeth Mora	Chair		X	X
John Bolton	X		X	X

Audit Committee

The Company’s audit committee consists of Elizabeth Mora, Lily Yan Hughes and John Bolton. The board of directors has determined that each of the members of the audit committee satisfies the independence requirements of NYSE American and Rule 10A-3 under the Exchange Act and is able to read and understand fundamental financial statements in accordance with NYSE American’s audit committee requirements. In arriving at this determination, the board of directors examined each audit committee member’s scope of experience and the nature of their prior and/or current employment.

Ms. Mora serves as the chair of the audit committee. The board of directors has determined that Ms. Mora qualifies as an audit committee financial expert within the meaning of SEC regulations and meets the financial sophistication requirements of NYSE American’s rules. In making this determination, the board of directors considered Ms. Mora’s formal education and previous experience in financial roles. Both the Company’s independent registered public accounting firm and management periodically meet privately with the Company’s audit committee.

The functions of this committee include, among other things:

•
evaluating the performance, independence and qualifications of the Company’s independent auditors and determining whether to retain the Company’s existing independent auditors or engage new independent auditors;
•
reviewing the Company’s financial reporting processes and disclosure controls;
•
reviewing and approving the engagement of the Company’s independent auditors to perform audit services and any permissible non-audit services;
•
reviewing the adequacy and effectiveness of the Company’s internal control policies and procedures, including the responsibilities, budget, staffing and effectiveness of the Company’s internal audit function;
•
reviewing with the independent auditors the annual audit plan, including the scope of audit activities and all critical accounting policies and practices to be used by the Company;
•
obtaining and reviewing at least annually a report by the Company’s independent auditors describing the independent auditors’ internal quality control procedures and any material issues raised by the most recent internal quality-control review;
•
monitoring the rotation of partners of the Company’s independent auditors on the Company’s engagement team as required by law;
•
prior to engagement of any independent auditor, and at least annually thereafter, reviewing relationships that may reasonably be thought to bear on their independence, and assessing and otherwise taking the appropriate action to oversee the independence of the Company’s independent auditor;
•
reviewing the Company’s annual and quarterly financial statements and reports, including the disclosures contained in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of such periodic reports, and discussing the statements and reports with the Company’s independent auditors and management;
•
reviewing with the Company’s independent auditors and management significant issues that arise regarding accounting principles and financial statement presentation and matters concerning the scope, adequacy, and effectiveness of the Company’s financial controls and critical accounting policies;
•
reviewing with management and the Company’s auditors any earnings announcements and other public announcements regarding material developments;
•
establishing procedures for the receipt, retention and treatment of complaints received by the Company regarding financial controls, accounting, auditing or other matters;
•
preparing the report that the SEC requires in the Company’s annual proxy statement;

•
reviewing and providing oversight of any related party transactions in accordance with the Company’s related party transaction policy and reviewing and monitoring compliance with legal and regulatory responsibilities, including the Company’s code of ethics;
•
reviewing the Company’s major financial risk exposures, including the guidelines and policies to govern the process by which risk assessment and risk management is implemented; and
•
reviewing and evaluating on an annual basis the performance of the audit committee and the audit committee charter.

The composition and function of the audit committee comply with all applicable requirements of the Sarbanes-Oxley Act and all applicable SEC rules and regulations. The Company will comply with future requirements to the extent they become applicable to the Company. The audit committee’s functions are more fully described in its charter, which is available in the “Corporate Governance” section of Nuburu’s investor relations website at https://ir.nuburu.net/governance/governance-documents/default.aspx.

Compensation Committee

The Company’s compensation committee consists of Kristi Hummel and Lily Yan Hughes. Ms. Hummel serves as the chair of the compensation committee. The Company’s board of directors has determined that each of the members of the compensation committee is a non-employee director, as defined in Rule 16b-3 promulgated under the Exchange Act and satisfies the independence requirements of NYSE American. The functions of the committee include, among other things:

•
reviewing and approving the corporate objectives that pertain to the determination of executive compensation;
•
reviewing and approving the compensation and other terms of employment of the Company’s executive officers;
•
reviewing and approving performance goals and objectives relevant to the compensation of the Company’s executive officers and assessing their performance against these goals and objectives;
•
making recommendations to the Company’s board of directors regarding the adoption or amendment of equity and cash incentive plans and approving amendments to such plans to the extent authorized by the Company’s board of directors;
•
reviewing and making recommendations to the Company’s board of directors regarding the type and amount of compensation to be paid or awarded to the Company’s non-employee board members;
•
reviewing and assessing the independence of compensation consultants, legal counsel and other advisors as required by Section 10C of the Exchange Act;
•
administering the Company’s equity incentive plans, to the extent such authority is delegated by the Company’s board of directors;
•
reviewing and approving the terms of any employment agreements, severance arrangements, change in control protections, indemnification agreements and any other material arrangements for the Company’s executive officers;
•
reviewing with management the Company’s disclosures under the caption “Compensation Discussion and Analysis” in the Company’s periodic reports or proxy statements to be filed with the SEC, to the extent such caption is included in any such periodic report or proxy statement;
•
preparing an annual report on executive compensation that the SEC requires in the Company’s annual proxy statement; and
•
reviewing and evaluating on an annual basis the performance of the compensation committee and recommending such changes as deemed necessary with the Company’s board of directors.

The composition and function of its compensation committee complies with all applicable requirements of the Sarbanes-Oxley Act and all applicable SEC and NYSE American rules and regulations. The Company will comply with future requirements to the extent they become applicable to the Company. The compensation committee’s functions are more fully described in its charter, which is available in the “Corporate Governance” section of Nuburu’s investor relations website at https://ir.nuburu.net/governance/governance-documents/default.aspx.

Nominating and Corporate Governance Committee

The Company’s nominating and corporate governance committee consists of Lily Yan Hughes, Beth Mora and John Bolton. The Company’s board of directors has determined that each of the members of the Company’s nominating and corporate governance committee satisfies the independence requirements of NYSE American.

Ms. Hughes serves as the chair of the Company’s nominating and corporate governance committee. The functions of this committee include, among other things:

•
identifying, reviewing and making recommendations of candidates to serve on the Company’s board of directors;
•
evaluating the performance of the Company’s board of directors, committees of the Company’s board of directors and individual directors and determining whether continued service on the Company’s board of directors is appropriate;
•
evaluating nominations by stockholders of candidates for election to the Company’s board of directors;

•
evaluating the current size, composition and organization of the Company’s board of directors and its committees and making recommendations to the Company’s board of directors for approvals;
•
developing a set of corporate governance policies and principles and recommending to the Company’s board of directors any changes to such policies and principles;
•
reviewing issues and developments related to corporate governance and identifying and bringing to the attention of the Company’s board of directors current and emerging corporate governance trends; and
•
reviewing periodically the nominating and corporate governance committee charter, structure and membership requirements and recommending any proposed changes to the Company’s board of directors, including undertaking an annual review of its own performance.

The composition and function of the nominating and corporate governance committee complies with all applicable requirements of the Sarbanes-Oxley Act and all applicable SEC and NYSE American rules and regulations. The Company will comply with future requirements to the extent they become applicable. The nominating and corporate governance committee’s functions are more fully described in its charter, which is available in the “Corporate Governance” section of Nuburu’s investor relations website at https://ir.nuburu.net/governance/governance-documents/default.aspx.

ITEM 11. EXECUTIVE COMPENSATION

Prior to the closing of the Business Combination in January 2023, none of our officers received any cash compensation for services rendered to us. Accordingly, the compensation in this section for prior to January 2023 relates to the compensation of executive officers of Legacy Nuburu who became our executive officers following the Business Combination.

Due to the timing of the Business Combination, the compensation of our executive officers for 2022 was determined by Legacy Nuburu. Upon consummation of the Business Combination, the board of directors established a Compensation Committee, which is responsible for determining our executive compensation following the Business Combination.

Executive Compensation

The following is a discussion and analysis of compensation arrangements of our named executive officers, or "NEO"s. As an “emerging growth company” as defined in the JOBS Act, we are not required to include a Compensation Discussion and Analysis section and have elected to comply with the scaled disclosure requirements applicable to emerging growth companies.

We seek to ensure that the total compensation paid to our executive officers is reasonable and competitive. Compensation of our executives is structured around the achievement of individual performance and near-term corporate targets as well as long-term business objectives.

Our NEOs as of December 2023 were as follows:

•
Ron Nicol, Executive Chairman;
•
Brian Knaley, Chief Executive Officer;
•
Mark Zediker, the Company's former Executive Officer (whose employment ended with the Company on November 1, 2023); and
•
Brian Faircloth, Chief Operating Officer.

Summary Compensation Table

The following table sets forth total compensation paid to our named executive officers for the years ended December 31, 2023, and December 31, 2022.

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)	Option Awards ($)(2)	All Other Compensation ($)		Total ($)
Ron Nicol (3)	2023	$100,000	$53,500	$211,315	$—		$364,815
Executive Chairman	2022	$—	$—	$1,423,515	$—		$1,423,515
Brian Knaley (4)	2023	$339,167	$—	$220,215	$50,000	(5)	$609,382
Chief Executive Officer	2022	$325,000	$—	$962,275	$—		$1,287,275
Dr. Mark Zediker	2023	$400,000	$—	$—	$—		$400,000
Former Chief Executive Officer	2022	$400,000	$—	$—	$—		$400,000
Brian Faircloth	2023	$360,000	$—	$92,820	$—		$452,820
Chief Operating Officer	2022	$325,000	$3,150,000	$—	$—		$3,475,000
(1)
The amounts in this column represent the aggregate grant-date fair value of awards of restricted stock units granted to the applicable named executive officer for the applicable year, computed in accordance with the Financial Accounting Standards Board’s ("FASB") Accounting Standards Codification ("ASC") Topic 718 ("ASC 718"). For a discussion of the assumptions made by Nuburu in determining the grant-date fair value of Nuburu’s restricted stock unit awards, please see Note 11.

Stock-Based Compensation to the audited consolidated financial statements of the Company for the years ended December 31, 2023 and 2022, included in the Original 10-K.
(2)
The amounts in this column represent the aggregate grant-date fair value of stock options granted to the applicable named executive officer for the applicable year, computed in accordance with ASC 718. For a discussion of the assumptions made by Nuburu in determining the grant-date fair value of Nuburu’s stock option awards, please see Note 11. Stock-Based Compensation to the audited consolidated financial statements of the Company for the years ended December 31, 2023 and 2022, included in the Original 10-K. These amounts do not necessarily correspond to the actual value recognized or that may be recognized by Nuburu’s named executive officers.
(3)
Mr. Nicol became the Company's Executive Chairman on September 25, 2023, and began earning an annual salary of $100,000. Prior to that, Mr. Nicol served as independent Chairman of the Board and was compensated as a non-employee director.
(4)
Mr. Knaley has served as Nuburu’s Chief Financial Officer beginning February 21, 2022, through October 31, 2023 earning an annual salary of $325,000. On November 1, 2023, the Company appointed Mr. Knaley as the Company's Chief Executive Officer and increased his annual base salary to $410,000.
(5)
Consists of a spot bonus paid to Mr. Knaley upon the completion of the Business Combination.

Outstanding Equity Awards at Fiscal Year End December 31, 2023

The following table lists all outstanding equity awards held by our NEOs as of December 31, 2023.

			Option Awards				Stock Awards
Name	Grant Date		Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)(1)	Option Expiration Date	Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(2)
Ron Nicol	04/09/2022 04/18/2023 08/31/2023 08/31/2023 09/25/2023	(3) (4) (5) (6) (7)	429,497 93,750 17,187 270,000	85,896 93,750 1,563 1,890,000	6.11 0.39 0.39 0.32	04/08/2032 08/30/2033 08/30/2033 09/25/2033	- 15,625	- 2,345
Brian Knaley	03/17/2022 07/18/2023 07/18/2023 11/1/2023	(8) (9) (10) (11)	158,274 - 47,916 -	187,040 420,000 297,084 500,000	6.11 0.57 0.57 0.29	03/16/2032 07/17/2033 07/17/2033 10/31/2033
Dr. Mark Zediker	10/21/2022	(12)	998,946		4.86	10/20/2030
Brian Faircloth	01/07/2022 07/18/2023	(13) (14)	-	420,000	0.57	07/17/2033	225,484	43,485

(1)
This column represents the exercise price per share of the stock option on the date of the grant, as adjusted by the Common Stock Exchange Ratio (if granted before the Business Combination).
(2)
The market value is based on the fair market value of a share of Nuburu Common Stock on December 31, 2023, of $0.15 per share, multiplied by the number of unvested awards.
(3)
2/5ths of the total shares vested on April 9, 2022, and 1/50th vested or will vest each month thereafter on the 13th day of the month, subject to the holder’s continuous service through each vesting date.
(4)
1/8th of the total shares vested on April 30, 2023, and 1/8th vested or will vest each quarter thereafter (beginning July 31, 2023), subject to the holder's continuous service through each vesting date.
(5)
1/12th of the total shares vested or will vest on the first day of each month beginning on July 1, 2023, subject to the holder’s continuous service through each vesting date.
(6)
1/12th of the total shares vested or will vest on the first day of each month beginning on February 1, 2023, subject to the holder’s continuous service through each vesting date.
(7)
1/24th of the total shares vested on October 25, 2023, and 1/24th of the total shares vested or will vest each month thereafter on the same day of the month, subject to the holder’s continuous service through each vesting date.
(8)
1/4th of the total shares vested on February 1, 2023, and 1/48th of the total shares vested or will vest each month thereafter on the same day of the month, subject to the holder's continuous service through each vesting date.

(9)
1/4th of the total shares will vest on July 18, 2024, and 1/36th of the remaining shares will vest each month thereafter on the same day of the month, subject to the holder's continuous service through each vesting date.
(10)
1/36th of the total shares vested on July 18, 2023, and 1/36th of the total shares have vested or will vest each month thereafter on the same day of the month, subject to the holder's continuous service through each vesting date.
(11)
1/4th of the shares will vest on November 1, 2024, and 1/36th of the remaining shares will vest each month thereafter on the same day of the month, subject to the holder's continuous service through each vesting date.
(12)
This amount listed includes options that vested prior to Dr. Zediker's termination with the Company that have not been exercised. Dr. Zediker has no other outstanding equity awards.
(13)
The restricted stock units subject to the award vest upon satisfaction of both a service-based requirement and a liquidity event requirement. 1/4th of the total restricted stock units subject to the award satisfied the service-based requirement on the first trading day on or after February 15, 2023, and thereafter, 1/16th of the restricted stock units will satisfy the service-based requirement on each subsequent quarterly vesting date (consisting of February 15, May 15, August 15, and November 15 of a given year), subject to the holder’s continuous service through such date. 100% of the restricted stock units subject to the award satisfied the liquidity event requirement on the completion of the Business Combination and the holder’s continued service through the date of such completion.
(14)
1/4th of the total shares will vest on July 18, 2024, and 1/36th of the remaining shares will vest each month thereafter on the same day of the month, subject to the holder's continuous service through each vesting date.

Executive Officer Employment Agreements

The following provides an overview summary of employment or service agreements with Nuburu’s named executive officers as of December 31, 2023.

Brian Knaley

Nuburu entered into an employment agreement with Brian Knaley, Nuburu’s Chief Executive Officer, effective as of December 2, 2022, which agreement was further amended effective November 1, 2023. Mr. Knaley’s annual rate of base salary is $410,000, and he is eligible for an annual cash incentive bonus of up to 60% of his annual base salary. The bonus for 2023 and 2024 will be payable in restricted stock units. He also earned an incentive bonus of $50,000 upon the completion of the Business Combination and a promotion equity award of 500,000 non-qualified stock options upon his promotion to Chief Executive Officer on November 1, 2023.

The term of employment for Mr. Knaley under his employment agreement is through October 31, 2025. If Nuburu terminates Mr. Knaley’s employment without “cause” or Mr. Knaley terminates his employment for “good reason” (each as defined in Mr. Knaley’s employment agreement), and Mr. Knaley executes a separation agreement and release of claims in a form reasonably satisfactory to Nuburu that becomes effective and irrevocable no later than 60 days following the date of such termination, then Mr. Knaley will be entitled to continuing payments of base salary, payable monthly at the rate then in effect, for 12 months following his termination. If Mr. Knaley’s employment terminates due to his death, Mr. Knaley’s surviving spouse or other beneficiary, if applicable, will be entitled to a lump sum payment equal to 6 months of Mr. Knaley’s base salary at the rate then in effect. If Nuburu terminates Mr. Knaley’s employment due to his “disability” (as defined in Mr. Knaley’s employment agreement), and Mr. Knaley executes a separation agreement and release of claims in a form reasonably satisfactory to Nuburu that becomes effective and irrevocable no later than 60 days following the date of such termination, then Mr. Knaley will be entitled to severance pay with an aggregate value equal to 6 months of Mr. Knaley’s base salary at the rate then in effect, payable in equal monthly installments.

Upon a change in control (as defined in Mr. Knaley's employment agreement), all remaining unvested shares subject to Mr. Knaley's outstanding options or other compensatory equity awards covering shares of the Company's common stock will accelerate vesting in full prior to the completion of the change in control.

Mr. Knaley’s employment agreement includes certain non-solicitation obligations for 24 months following his termination and certain non-competition obligations for 24 months following his termination, provided that Mr. Knaley will not be subject to any non-competition obligations following his termination upon the expiration of the term of the employment agreement. Mr. Knaley’s employment agreement further provides for certain mutual non-disparagement obligations with respect to both Mr. Knaley and Nuburu.

Brian Faircloth

Nuburu entered into an amended and restated employment agreement with Brian Faircloth, Nuburu’s Chief Operating Officer, effective as of December 2, 2022, which agreement was further amended effective January 1, 2024. Mr. Faircloth’s annual rate of base salary is $360,000, and he is eligible for incentive compensation as determined by the board of directors.

The term of employment for Mr. Faircloth under his amended and restated employment agreement is through October 31, 2025. If Nuburu terminates Mr. Faircloth’s employment without “cause” or Mr. Faircloth terminates his employment for “good reason” (each as defined in Mr. Faircloth’s amended and restated employment agreement), and Mr. Faircloth executes a separation agreement and release of claims in a form reasonably satisfactory to Nuburu that becomes effective and irrevocable no later than 60 days following the date of such termination, then Mr. Faircloth will be entitled to continuing payments of base salary, payable monthly at the rate then in effect, for 12 months following his termination. If Mr. Faircloth’s employment terminates due to his death, Mr. Faircloth’s surviving spouse or other beneficiary, if applicable, will be entitled to a lump sum payment equal to 6 months of Mr. Faircloth’s base salary at the rate then in effect. If Nuburu terminates Mr. Faircloth’s employment due to his “disability” (as defined in Mr. Faircloth’s amended and restated employment agreement), and Mr. Faircloth executes a separation agreement and release of claims in a form reasonably satisfactory to Nuburu that becomes effective and irrevocable no later than 60 days following the date of such termination, then Mr. Faircloth will be entitled to severance pay with an aggregate value equal to 6 months of Mr. Faircloth’s base salary at the rate then in effect, payable in equal monthly.

Mr. Faircloth’s employment agreement includes certain non-solicitation obligations for 24 months following his termination and certain non-competition obligations for 12 months following his termination, provided that Mr. Faircloth will not be subject to any non-competition obligations following his termination upon the expiration of the term of the employment agreement. Mr. Faircloth’s employment agreement further provides for certain mutual non-disparagement obligations with respect to both Mr. Faircloth and Nuburu.

Director Compensation

Pursuant to the Company's Director Compensation Policy for 2024, each non-employee director will receive the following cash amounts for their service:

Compensation element
Director Annual Retainer	$50,000
Audit Committee Chair	$50,000

The Company's Director Compensation Policy for 2024 provides that non-employee directors can convert all or 50% of their annual cash retainers into additional options at an implied 75% Black Scholes value. For those that elect this option, 25% of the annual retainer to be paid in options will be granted as vested options on the first day of each quarter in 2024. If the director chooses the cash payment option, the amount will be paid quarterly in arrears.

Director Compensation for Fiscal Year Ended December 31, 2023

In November 2022, Nuburu entered into letter agreements with each of Daniel Hirsch, Kristi Hummel, Lily Yan Hughes and Elizabeth Mora, and in August 2023 Nuburu entered into a letter agreement with John Bolton, each of whom serves on the board of directors as a non-employee director. Pursuant to the non-employee director letter agreements, during 2023 each such non-employee director was entitled to a fee of $50,000 per annum (or $100,000 per annum in the case of Elizabeth Mora, who serves as the chair of the audit committee of the board of directors), payable quarterly in arrears (on a prorated basis, as applicable, with respect to board services rendered during the applicable quarter), as well as reimbursement of reasonable travel and other business expenses incurred in the performance of the non-employee director’s duties to Nuburu. Additionally, pursuant to the non-employee director letter agreements, following the effectiveness of the Registration Statement on Form S-8 (File No. 333-271183) registering shares of Common Stock to be issued pursuant to the Company's 2022 Equity Incentive Plan (the "2022 Plan"), each such non-employee director on the Board at the time was granted a one-time award of restricted stock units covering 25,000 shares of Common Stock, scheduled to vest on a quarterly basis in equal installments over a two-year period commencing at the closing of the Business Combination (the "Closing"), subject to the non-employee director’s continued status as a service provider through the applicable vesting dates and such other terms and conditions as set forth in the 2022 Plan and the applicable award agreement thereunder. The foregoing description of the letter agreements is qualified in its entirety by the full text of the letter agreements, a form of which is attached as Exhibit 10.26 to our Registration Statement on Form S-1 (File No. 333-269610) filed with the SEC on February 7, 2023, and is incorporated herein by reference.

In August 2023, Nuburu included in its director compensation policy an annual option grant of 50,000 non-qualified stock options per director, with a grant date of the next trading day following the Company's annual meeting of stockholders in 2024 and beyond. The awards vest monthly, on the first day of the month, over 12 months, with any remaining unvested awards accelerating if the next annual meeting is less than 12 months after the last one. The 2023 option awards were granted on August 31, 2023. The options will vest in 12 monthly installments starting from June 16, 2023 (the date of the Company's June 16, 2026 annual meeting of stockholders).

Additionally, in August 2023, Nuburu included in its director compensation policy an annual option grant to recognize service of the chairs of the board and its committees and the service of committee members. Awards in the following were granted on June 16, 2023, and will be awarded in 2024 upon the completion of the 2024 annual meeting of stockholders. The annual option grants awarded to the Board are summarized in the table below.

Board Position	Options Granted
Board Member Service	50,000
Board Chair	50,000
Compensation and Nominating Committee Chairs	40,000
Committee Members	10,000

Additionally, each director serving on the Board at the time of the Closing was provided 18,750 non-qualified stock options for the 4.5 months of service provided during the period commencing upon the consummation of the Business Combination and ending June 16, 2023. Such award was granted on August 31, 2023, with vesting over 12 months beginning January 31, 2023. Each director was also granted an additional award of non-qualified stock options for 37.5% of their 2023 committee service award noted in the table above, with the same vesting provisions as the 18,750 stock options previously mentioned.

Nuburu may further revise its executive and director compensation program from time to time to better align compensation with Nuburu’s business objectives and the creation of stockholder value, while enabling Nuburu to attract, retain, incentivize and reward individuals who contribute to the long-term success of Nuburu. Decisions on the executive compensation program will be made by the compensation committee.

The following table presents the total compensation for each non-employee director that served on our Board during 2023. Other than as set forth in the table and described more fully below, we did not pay any compensation, reimburse any expense of, make any equity awards or non-equity awards to, or pay any other compensation to any of the non-employee members of our Board in 2023.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)(4)	Option Awards ($)(3)(4)	Total ($)
John Bolton	$16,667	$—	$11,557	$28,224
Daniel Hirsch	$45,833	$53,500	$5,638	$104,971
Kristi Hummel	$45,883	$53,500	$10,148	$109,531
Lily Yan Hughes	$45,883	$53,500	$11,740	$111,123
Elizabeth Mora	$91,667	$53,500	$6,765	$151,932

(1)
Board retainers were pro-rated for Mr. Bolton as he became a non-employee director in August 2023. Board retainers were pro-rated for the remaining directors as they began earning the retainers after the Closing occurred on January 31, 2023.
(2)
The amounts in this column represent the aggregate grant-date fair value of awards of restricted stock units granted to the applicable named executive officer for the applicable year, computed in accordance with ASC 718. For a discussion of the assumptions made by Nuburu in determining the grant-date fair value of Nuburu’s restricted stock unit awards, please see Note 11. Stock-Based Compensation to the audited consolidated financial statements of the Company for the years ended December 31, 2023 and 2022, included in the Original 10-K.
(3)
The amounts in this column represent the aggregate grant-date fair value of stock options granted to the applicable named executive officer for the applicable year, computed in accordance with ASC 718. For a discussion of the assumptions made by Nuburu in determining the grant-date fair value of Nuburu’s stock option awards, please see Note 11. Stock-Based Compensation to the audited consolidated financial statements of the Company for the years ended December 31, 2023 and 2022, included in the Original 10-K. These amounts do not necessarily correspond to the actual value recognized or that may be recognized by Nuburu’s named executive officers.
(4)
As of December 31, 2023, the aggregate number of shares subject to outstanding equity awards held by our non-employee directors who served on our Board during 2023 were:

Name	Stock Awards	Stock Options
John Bolton	-	111,667
Daniel Hirsch	15,625	68,750
Kristi Hummel	15,625	123,750
Lily Yan Hughes	15,625	110,417
Elizabeth Mora	15,625	82,500

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information known to the Company regarding the beneficial ownership of the Common Stock as of April 24, 2024 (the "Ownership Date"), by:

•
each person or “group” who is known by the Company to be the beneficial owner of more than 5% of the issued and outstanding Common Stock;
•
each of the Company’s named executive officers and directors; and
•
all current named executive officers and directors of the Company, as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Shares of our Common Stock subject to common stock warrants, options that are currently exercisable or exercisable within 60 days of the Ownership Date, and restricted stock units and performance share awards that vest within 60 days of the Ownership Date, are deemed to be outstanding and to be beneficially owned by the person holding such securities for the purpose of computing the percentage ownership of that person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. This table is based upon information supplied by named executive officers, directors and principal stockholders and Schedules 13G or 13D filed with the SEC. Unless otherwise indicated, the Company believes that all persons named in the table below have sole voting and investment power with respect to the voting securities beneficially owned by them.

Percentage ownership of our Common Stock in the table below is based on 38,532,403 shares of our Common Stock issued and outstanding on April 24, 2024. Unless noted otherwise, the address of each of the individuals and entities named below is c/o Nuburu, Inc., 7442 S Tucson Way, Suite 130, Centennial, CO 80112.

Name of Beneficial Owner	Number of Outstanding Common Shares Beneficially Owned	Number of Common Shares Exercisable Within 60 Days	Number of Common Shares Beneficially Owned	Percentage of Beneficial Ownership
Greater than 5% Stockholders:
Anzu Investors(1)	11,527,783	—	11,527,783	29.9%
Wilson-Garling 2020 Family Trust uad 9/20/20(2)	10,956,210	—	10,956,210	28.4%
Dr. Mark Zediker(3)	4,313,356	749,209	5,062,565	13.1%

Named Executive Officers and Directors:
Brian Knaley(4)		306,856	306,856	*
Brian Faircloth(5)	182,069	32,212	214,281	*
Ron Nicol(6)	2,932,992	1,423,294	4,356,286	11.3%
John Bolton(7)		157,499	157,499	*
Daniel Hirsch(8)	12,500	134,375	146,875	*
Lily Yan Hughes(9)	12,500	178,541	191,041	*
Kristi Hummel(10)	12,500	189,375	201,875	*
Elizabeth Mora(11)	12,500	85,625	98,125	*
Common Shares all directors and executive officers own as a group (7 persons)	3,165,061	2,507,777	5,672,838	14.7%

* Represents beneficial ownership of less than one percent of our outstanding shares of Common Stock.

(1)
Includes (i) 2,114,451 shares of Common Stock held by Anzu Nuburu LLC, (ii) 972,535 shares of Common Stock held by Anzu Nuburu II LLC, (iii) 799,143 shares of Common Stock held by Anzu Nuburu III LLC, (iv) 5,320,946 shares of Common Stock held by Anzu Nuburu V LLC, (v) 93,521 shares of Common Stock held by Anzu Partners LLC, (vi) 264,346 shares of Common Stock held by David Seldin, (vii) 1,744,186 shares of Common Stock issuable to Mr. Seldin upon conversion of the 7% convertible promissory notes due 2026 (the “Convertible Notes”) issued pursuant to that certain Note and Warrant Purchase Agreement, dated as of June 12, 2023, by and among the Company and the investors listed on Schedule I thereto (the “Purchase Agreement”), (viii) 54,169 shares of Common Stock held by David & Jennifer Michael Family Ltd Partnership, (ix) 12,759 shares of Common Stock held by CST Global LLC, (x) 145,349 shares of Common Stock issuable to CST Global LLC upon conversion of the Convertible Notes issued pursuant to the Purchase Agreement, and (xi) 6,378 shares of Common Stock held by Whitney Haring-Smith. The aforementioned information is based partially on the information reported on Schedule 13D/A filed by the Anzu Investors on November 13, 2023. The foregoing Anzu Investors have entered into the 10b5-1 Sales Plan authorizing Tigress to sell all of the shares of Common Stock received by the Anzu Investors at the Closing of the Business Combination during the period specified in such plan, subject to certain price and volume parameters, and therefore may be deemed a “group” as that term is used in Section 13(d)(3) of the Exchange Act. Mr. Seldin, a Managing Partner of Anzu Partners LLC, and Debrah C. Herman, Chief Financial Officer of Anzu Partners LLC, each serve as the managers of each of the Anzu SPVs and share voting and investment power with respect thereto. The principal office of each of the Anzu Investors is 12610 Race Track Road, Suite 250, Tampa, Florida 33626.
(2)
Includes (i) 3,311,410 shares of Common Stock held by Wilson-Garling 2020 Family Trust uad 9/20/20, of which Jill Garling is the trustee, (ii) 7,267,442 shares of Common Stock issuable to the Wilson Garling 2023 Family Trust, of which Ms. Garling is also the trustee, upon conversion of the Convertible Notes issued pursuant to the Purchase Agreement, and (iii) 377,358 shares of Common Stock held by W-G Investments LLC, of which Ms. Garling is a member and of which her spouse, Thomas Wilson, is the sole manager. The aforementioned information is based partially on the information reported on Schedule 13D/A filed by the Wilson-Garling Family Trust uad 9/20/20 on June 13, 2023.
(3)
Includes (i) 4,308,203 shares of Common Stock held by Dr. Zediker, (ii) 749,209 shares of Common Stock that may be acquired within 60 days of the Ownership Date pursuant to stock options held by Dr. Zediker, and (iii) 5,153 shares of Common Stock held by Dr. Zediker’s spouse.
(4)
Includes 306,856 shares of Common Stock that may be acquired within 60 days of the Ownership Date pursuant to stock options held by Mr. Knaley.
(5)
Includes (i) 182,069 shares of Common Stock held by Mr. Faircloth and (ii) 32,212 shares of Common Stock that may be acquired within 60 days of the Ownership Date pursuant to restricted stock units held by Mr. Faircloth.
(6)
Includes (i) 1,321,308 shares of Common Stock held by Eunomia, LP, of which Mr. Nicol is the manager, (ii) 1,453,488 shares of Common Stock issuable to Eunomia, LP upon conversion of the Convertible Notes issued pursuant to the Purchase Agreement, (iii) 158,196 shares of Common Stock held by Mr. Nicol, and (iv) 1,420,169 shares of Common Stock that may be acquired within 60 days of the Ownership Date pursuant to stock options held by Mr. Nicol, and (v) 3,125 shares of Common Stock that may be acquired within 60 days of the Ownership Date pursuant to restricted stock units held by Mr. Nicol.
(7)
Represents 157,499 shares of Common Stock that may be acquired within 60 days of the Ownership Date pursuant to stock options held by Mr. Bolton.

(8)
Includes (i) 12,500 shares of Common Stock held by Mr. Hirsch, (ii) 131,250 shares of Common Stock that may be acquired within 60 days of the Ownership Date pursuant to stock options held by Mr. Hirsch, and (iii) 3,125 shares of Common Stock that may be acquired within 60 days of the Ownership Date pursuant to restricted stock units held by Mr. Hirsch.
(9)
Includes (i) 12,500 shares of Common Stock held by Ms. Hughes, (ii) 175,416 shares of Common Stock that may be acquired within 60 days of the Ownership Date pursuant to stock options held by Ms. Hughes, and (iii) 3,125 shares of Common Stock that may be acquired within 60 days of the Ownership Date pursuant to restricted stock units held by Ms. Hughes.
(10)
Includes (i) 12,500 shares of Common Stock held by Ms. Hummel, (ii) 186,250 shares of Common Stock that may be acquired within 60 days of the Ownership Date pursuant to stock options held by Ms. Hummel, and (iii) 3,125 shares of Common Stock that may be acquired within 60 days of the Ownership Date pursuant to restricted stock units held by Ms. Hummel.
(11)
Includes (i) 12,500 shares of Common Stock held by Ms. Mora, (ii) 82,500 shares of Common Stock that may be acquired within 60 days of the Ownership Date pursuant to stock options held by Ms. Mora, and (iii) 3,125 shares of Common Stock that may be acquired within 60 days of the Ownership Date pursuant to restricted stock units held by Ms. Mora.

Percentage ownership of our Series A preferred stock ("Preferred Stock") in the table below is based on 2,388,905 shares of our Preferred Stock issued and outstanding on April 24, 2024. Unless noted otherwise, the address of each of the individuals and entities named below is c/o Nuburu, Inc., 7442 S Tucson Way, Suite 130, Centennial, CO 80112.

Name of Beneficial Owner	Number of Outstanding Series A Preferred Shares Beneficially Owned	Number of Series A Preferred Shares Exercisable Within 60 Days	Number of Series A Preferred Shares Beneficially Owned	Percentage of Beneficial Ownership
Greater than 5% Stockholders:
Anzu Investors(1)	1,081,361		1,081,361	45.3%
Wilson-Garling 2020 Family Trust uad 9/20/20(2)	121,205		121,205	5.1%
Mark Zediker

Named Executive Officers and Directors:
Brian Knaley
Brian Faircloth
Ron Nicol(3)	121,308		121,308	5.1%
John Bolton				*
Daniel Hirsch
Lily Yan Hughes
Kristi Hummel
Elizabeth Mora
Series A Preferred Shares all directors and executive officers own as a group (7 persons)	121,308		121,308	5.1%

* Represents beneficial ownership of less than one percent of our outstanding shares of Preferred Stock.

(1)
Includes (i) 97,409 shares of Preferred Stock held by Anzu Nuburu LLC, (ii) 44,767 shares of Preferred Stock held by Anzu Nuburu II LLC, (iii) 36,937 shares of Preferred Stock held by Anzu Nuburu III LLC, (iv) 244,414 shares of Preferred Stock held by Anzu Nuburu V LLC, (v) 500,000 shares of Preferred Stock held by Anzu Partners LLC, (vi) 121,411 shares of Preferred Stock held by David Seldin, (vii) 24,282 shares of Preferred Stock held by CST Global LLC and (viii) 12,141 shares of Preferred Stock held by Whitney Haring-Smith. The aforementioned information is based partially on the information reported on Schedule 13D/A filed by the Anzu Investors on November 13, 2023. The foregoing Anzu Investors have entered into the 10b5-1 Sales Plan authorizing Tigress to sell all of the shares of Common Stock received by the Anzu Investors at the Closing of the Business Combination during the period specified in such plan, subject to certain price and volume parameters, and therefore may be deemed a “group” as that term is used in Section 13(d)(3) of the Exchange Act. Mr. Seldin, a Managing Partner of Anzu Partners LLC, and Debrah C. Herman, Chief Financial Officer of Anzu Partners LLC, each serve as the managers of each of the Anzu SPVs and share voting and investment power with respect thereto. The principal office of each of the Anzu Investors is 12610 Race Track Road, Suite 250, Tampa Florida 33626.
(2)
Includes 121,205 shares of Preferred Stock held by W-G Investments LLC, of which Ms. Garling is a member and of which her spouse, Thomas Wilson, is the sole manager. The aforementioned information is based partially on the information reported on Schedule 13D/A filed by the Wilson-Garling Family Trust uad 9/20/20 on June 13, 2023.
(3)
Includes 121,308 shares of Preferred Stock held by Eunomia, LP, of which Mr. Nicol is the manager.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides certain information with respect to all of the Company's equity compensation plans in effect as of December 31, 2023.

Plan Category	Number of securities to be issued upon the exercise of outstanding stock options, appreciation rights, stock awards and restricted stock units (a)(1)	Weighted-average exercise price of outstanding options, stock appreciation rights, stock awards and restricted stock units(2)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	8,436,123	$1.86	1,117,619
Equity compensation plans not approved by security holders	-	$-	-
Total	8,436,123	$-	1,117,619

(1)
Consists of 7,547,750 shares subject to outstanding options and 888,373 shares subject to outstanding restricted stock units.
(2)
The weighted-average exercise price does not reflect the shares of our common stock that will be issued in connection with the settlement of restricted stock units, which have no exercise price.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Person Transactions Policy

The Company’s board of directors has adopted a written Related Person Transactions Policy that sets forth the Company’s policies and procedures regarding the identification, review, consideration and oversight of “related person transactions.” For purposes of the Company’s policy only, a “related person transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which the Company or any of its subsidiaries are participants involving an amount that exceeds $120,000, in which any “related person” has a material interest.

Transactions involving compensation for services provided to the Company as an employee, consultant or director are not considered related person transactions under this policy. A related person is any executive officer, director, nominee to become a director or a holder of more than 5% of any class of the Company’s voting securities (including Common Stock), including any of their immediate family members and affiliates, including entities owned or controlled by such persons.

Under the policy, the related person in question or, in the case of transactions with a holder of more than 5% of any class of the Company’s voting securities, an officer with knowledge of a proposed transaction, must present information regarding the proposed related person transaction to the Company’s audit committee (or, where review by the Company’s audit committee would be inappropriate, to another independent body of the Company’s board of directors) for review. To identify related person transactions in advance, the Company will rely on information supplied by the Company’s executive officers, directors and certain significant stockholders. In considering related person transactions, the Company’s audit committee will take into account the relevant available facts and circumstances, which may include, but are not limited to:

•
the risks, costs, and benefits to the Company;
•
the impact on a director’s independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated;
•
the terms of the transaction;
•
the availability of other sources for comparable services or products; and
•
the terms available to or from, as the case may be, unrelated third parties.

The Company’s audit committee will approve only those transactions that it determines are fair to the Company and in the Company’s best interests. All of the transactions described in this section were entered into prior to the adoption of such policy.

Certain Relationships and Related Person Transactions

In addition to the compensation arrangements, including employment and termination of employment, discussed in "Executive Compensation" and "Executive Officer Employment Agreement" above, the following is a description of each transaction since January 1, 2022, and each currently proposed transaction, in which:

•
Legacy Nuburu or the Company has been or is to be a participant;
•
the amount involved exceeded or exceeds $120,000; and

•
any of Legacy Nuburu’s directors, executive officers, or beneficial holders of more than 5% of any class of Legacy Nuburu’s capital stock, or any immediate family member of, or person sharing the household with, any of these individuals or entities, had or will have a direct or indirect material interest.

Legacy Nuburu

Financings

Series C Preferred Stock Financing

In multiple closings in December 2021 and January 2022, Legacy Nuburu sold an aggregate of 1,166,372 shares of Legacy Nuburu Series C Preferred Stock, at a purchase price of $5.00 per share, for an aggregate purchase price of approximately $6 million. The table below summarizes the sale of the Legacy Nuburu Series C Preferred Stock to related parties.

Stockholder	Shares of Nuburu Series C Preferred Stock	Total Purchase Price Commitment
Anzu Nuburu LLC(1)	141,842	$709,210
Anzu Nuburu II LLC(1)	58,230	$291,150
Anzu Nuburu III LLC(1)	26,637	$133,185
Anzu Nuburu V LLC(1)	438,452	$2,192,260
W-G Investments LLC(2)	220,000	$1,100,000

(1)
David Michael and David Seldin were members of the Legacy Nuburu board of directors. At the time of the financing transaction, Mr. Seldin was the sole manager of the Anzu SPVs, which held more than 5% of Legacy Nuburu’s capital stock immediately prior to the Closing, and currently is one of the managers of the Anzu SPVs. Mr. Michael works with Mr. Seldin with respect to a number of related investment entities.
(2)
Thomas J. Wilson, an affiliate of W-G Investments LLC, was a member of the Legacy Nuburu board of directors.

Company Notes

Over the course of multiple closings in March, August and December 2022 and January 2023, Legacy Nuburu issued and sold Company Notes payable to various investors with aggregate gross proceeds of $11.4 million. The Company Notes accrued interest at a rate of 8% per annum. The outstanding principal amount of and all accrued and unpaid interest on the Company Notes (the “Conversion Amount”), immediately prior to the consummation of the Business Combination, automatically converted into 2,642,239 shares of Legacy Nuburu Common Stock that, upon consummation of the Business Combination, entitled the holders of the Company Notes to receive 1,361,787 shares of Common Stock, which was equal to (x) the Conversion Amount divided by (y) $8.50. The table below summarizes the sale of the Company Notes to related parties.

Noteholder	Principal Amount of Company Notes
W-G Investments LLC(1)	$1,000,000
David Seldin(2)	$1,000,000
Ron Nicol(3)	$1,000,000
CST Global LLC(4)	$200,000
Curtis N Maas Revocable Trust(5)	$150,000
Ake Almgren(6)	$100,000

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
(6)
Ake Almgren resigned as a member of the Company's board of directors effective May 19, 2023.

Investors’ Rights Agreement

Legacy Nuburu entered into an Amended and Restated Investors’ Rights Agreement, dated as of December 10, 2021, which provided, among other things, that certain holders of its capital stock, including (i) the Anzu Holders, which at the time held more than 5% of Legacy Nuburu’s capital stock, and (ii) Thomas J. Wilson as Trustee of the Thomas J. Wilson Revocable Trust u/a/d March 13, 2015 and W-G Investments LLC, which are affiliated with then-Legacy Nuburu director Thomas J. Wilson, were granted certain registration rights and information rights.

David Michael and David Seldin, each of whom were directors of Legacy Nuburu, are affiliated with Anzu Partners. The registration and information rights granted under this agreement terminated upon completion of the Business Combination.

Right of First Refusal Agreement

Pursuant to the Amended and Restated Right of First Refusal and Co-sale Agreement, dated as of December 10, 2021 (the “ROFR Agreement”), Legacy Nuburu had the right of first refusal with respect to shares of Legacy Nuburu capital stock if certain stockholders were to propose to sell to other parties. Certain holders of Legacy Nuburu capital stock, including (i) the Anzu Holders, which at the time held more than 5% of Legacy Nuburu’s capital stock, and (ii) Thomas J. Wilson as Trustee of the Thomas J. Wilson Revocable Trust u/a/d March 13, 2015 and W-G Investments LLC, which are affiliated with then-Legacy Nuburu director Thomas J. Wilson, were granted certain secondary rights of first refusal and co-sale under the ROFR Agreement. David Michael and David Seldin, each of whom was a director of Legacy Nuburu, are affiliated with Anzu Partners. This agreement terminated upon completion of the Business Combination.

Voting Agreement

Legacy Nuburu entered into an Amended and Restated Voting Agreement, dated as of December 10, 2021, pursuant to which certain holders of its capital stock, including (i) the Anzu Holders, which then held more than 5% of Legacy Nuburu’s capital stock, (ii) Thomas J. Wilson as Trustee of the Thomas J. Wilson Revocable Trust u/a/d March 13, 2015 and W-G Investments LLC, which were affiliated with then-Legacy Nuburu director Thomas J. Wilson, and (iii) Dr. Mark Zediker, Legacy Nuburu’s chief executive officer, agreed to vote their shares of capital stock on certain matters, including with respect to the election of directors. David Seldin, who was a director of Legacy Nuburu, shares voting and investment power with respect to the shares held by the Anzu SPVs. This agreement terminated upon completion of the Business Combination.

Director and Officer Indemnification

Legacy Nuburu’s charter and Legacy Nuburu’s bylaws provided for indemnification and advancement of expenses for its directors and officers to the fullest extent permitted by the DGCL, subject to certain limited exceptions.

Services Agreement

Anzu Partners provided certain services to Legacy Nuburu in the past, including financial analysis support, marketing and communications support, business analysis support, and personnel recruitment support (the “Services”). These Services continued until the completion of the Business Combination.

Legacy Nuburu reimbursed Anzu Partners on a periodic basis for Anzu Partners’ out-of-pocket expenses relating to these Services. For fiscal years 2020 through 2022, these reimbursements totaled approximately $190,000 in the aggregate. Legacy Nuburu entered into an engagement letter with Anzu Partners on August 30, 2022 (the “Services Agreement”) relating to this arrangement pursuant to which Legacy Nuburu, in recognition of past Services, (i) paid $500,000 to Anzu Partners upon the Closing of the Business Combination and (ii) issued a warrant with a strike price of $0.01 per share to Anzu Partners for 500,000 shares of Preferred Stock (the “Anzu Partners Warrant”). This warrant was exercised by Anzu Partners in connection with the Closing. The further provision of future Services by Anzu Partners will be subject to additional terms and conditions set forth in the Services Agreement, including an obligation on Legacy Nuburu to reimburse Anzu Partners for out-of-pocket expenses related thereto.

The Company

Financing

Senior Convertible Notes Issued June 2023

On June 12, 2023 and June 16, 2023, the Company entered into Note and Warrant Purchase Agreements (the “Senior Convertible Note Purchase Agreements”) primarily with certain investors including existing investors (each, an “Investor”) for the sale of (i) convertible promissory notes (“Senior Convertible Notes”) in the aggregate principal amount of $9,225,000, and (ii) warrants (“Senior Note Warrants") to purchase up to 11,518,895 shares of the Company’s common stock from the June 12, 2023 Purchase Agreement and up to 1,889,535 shares of Common Stock from the June 16, 2023 Purchase Agreement. The Company intends to use the net proceeds (after deducting offering expenses of $160,345) from the Senior Convertible Note Purchase Agreements for general corporate purposes.

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

The Warrants issued by the Company to the Investors pursuant to the Senior Convertible Note Purchase Agreement entitle the relevant Investor to purchase that number of fully paid and nonassessable shares of Common Stock (the “Warrant Shares”) determined by dividing the principal amount of each Convertible Note by the Conversion Price. The Warrants have an exercise price equal to $1.03, which represents a 50% premium over the Conversion Price, and expire on June 23, 2028.

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

The Senior Convertible Note Purchase Agreement contains customary representations, warranties and covenants in connection with the transaction. The representations, warranties and covenants in the Senior Convertible Note Purchase Agreement are not intended to provide any other factual information about the Company. The representations, warranties and covenants contained in the Purchase Agreement were made only for purposes of such agreement and as of the date thereof, were solely for the benefit of the parties to such agreement, and may be subject to limitations agreed upon by the contracting parties.

The foregoing is only a brief description of the material terms of the Senior Convertible Note Purchase Agreement, the Senior Convertible Notes, the Senior Note Warrants and the Registration Rights Agreement, does not purport to be a complete description of the rights and obligations of the parties thereunder.

The offer and sale of the Convertible Notes and the Warrants (the “Securities”) were not registered under the Securities Act of 1933, as amended (the “Act”), in reliance on the exemption provided by Rule 506 of Regulation D promulgated under the Act. The offer and sale of the Securities was made only to persons whom the Company believed were accredited investors and the Securities are subject to transfer restrictions. Further, the Company did not engage in any general solicitation or advertising and the securities were offered to a limited number of persons, most of whom the Company had pre-existing relationships with.

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

The parties to the Purchase Agreement also entered into an intercreditor and subordination agreement with the holders of the Company’s senior secured convertible notes, which notes will now be secured pursuant to the Security Agreement and rank senior in priority to the Notes.

The description above is a summary and is qualified in its entirety by the complete text of the Purchase Agreement, the form of Note, the form of warrant, the Security Agreement, the registration rights agreement, and the intercreditor and subordination agreement, which were filed with the Original 10-K.

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

Founder Shares

In June 2020, the Sponsor purchased 8,625,000 shares of the Company’s Class B common stock (the “Founder Shares”) for an aggregate purchase price of $25,000. The Founder Shares included an aggregate of up to 1,125,000 shares subject to forfeiture by the Sponsor to the extent the underwriter’s over-allotment is not exercised in full. There was an aggregate of up to 269,607 shares that were subject to forfeiture by the Sponsor following the underwriter’s election to partially exercise its over-allotment option so that the number of Founder Shares would collectively represent approximately 20% of the Company’s issued and outstanding shares after the IPO. The underwriter’s over-allotment option expired unexercised on October 24, 2020, and as such 269,607 Founder Shares were forfeited, resulting in there being an aggregate of 8,355,393 Founder Shares outstanding.

The Sponsor agreed, subject to certain limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier of (A) one year after the completion of a business combination and (B) subsequent to a business combination, (x) if the last reported sale price of the Class A Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a business combination, or (y) the date on which the Company completes a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of Class A Common Stock for cash, securities or other property. These restrictions on transferring, assigning or selling the Founder Shares were amended effective as of Closing pursuant to the Sponsor Letter Agreement Amendment. See “— Sponsor Letter Agreement Amendment” below.

Share Transfer Agreement

On January 25, 2023, the Sponsor entered into an agreement (the “Share Transfer Agreement”) with an unaffiliated third party (the “Purchasing Party”) whereby the Purchasing Party agreed to use commercially reasonable efforts to seek to acquire 100,000 shares of Class A Common Stock of Tailwind (the “Acquired Shares”) from a third party which had previously submitted an election to redeem for the purposes of the Purchasing Party reversing such election to redeem on or following the date of the agreement. In exchange for the foregoing commitment to acquire and reverse the redemption of the Acquired Shares, the Sponsor agreed to transfer to the Purchasing Party an aggregate of 150,000 shares of Common Stock of the Company held by the Sponsor immediately following the consummation of the Business Combination (the “Transferred Founder Shares”) if the Purchasing Party continued to hold such Acquired Shares through the consummation of the Business Combination. In connection with the Closing, the Transferred Founder Shares were transferred to the Purchasing Party.

Administrative Support Agreement

The Company entered into an agreement, commencing on September 9, 2020, to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial, and administrative support services. These obligations under this agreement ceased upon completion of the Business Combination.

Sponsor Support Agreement

Tailwind and the Sponsor, concurrently with the execution and delivery of the Business Combination Agreement, entered into the Sponsor Support Agreement, pursuant to which the Sponsor agreed, among other things, (A) to vote (or execute and return an action by written consent), or cause to be voted at the Tailwind Special Meeting all of its Class B Common Stock or any other voting securities of the Company which it holds, owns, or is entitled to vote, in favor of the approval and adoption of the Business Combination Agreement and approval of the Business Combination, including the Merger, (B) not to redeem any of the Class B Common Stock pursuant to or in connection with any vote for the approval of any extension of the deadline for Tailwind to consummate its initial business combination, and (C) to forfeit the shares of Common Stock held by the Sponsor other than certain retained shares of Class B Common Stock equal to (i) (x) 2,000,000 shares in the aggregate, if the Post-Redemption Trust Amount is greater than $40,000,000 in the aggregate or (y) 1,500,000 shares in the aggregate, if the Post-Redemption Trust Amount is equal to or less than $40,000,000 in the aggregate, in either case, minus (ii) the Expense Excess Shares, if any. “Expense Excess Shares” means an amount of Class B Common Stock equal to the product of (i) two (2.0), multiplied by (ii) the quotient obtained by dividing (x) the excess, if any, of (A) the SPAC Forfeiture Expenses over (B) $6,000,000, by (y) ten dollars ($10). “SPAC Forfeiture Expenses” means all fees, expenses and disbursements incurred by or on behalf of Tailwind or Merger Sub in connection with the Business Combination or otherwise in connection with Tailwind’s operations, including in connection with any prior transactions pursued by Tailwind and all obligations (including principal and accrued but unpaid interest) for the payment of borrowed money, other than (i) expenses incurred by Tailwind and owed to Loop Capital Markets, Tigress and Cohen in their capacities as capital markets advisors in connection with the Business Combination, (ii) expenses incurred in obtaining a D&O Tail Policy and any directors and officers insurance premium with respect to the renewal of Tailwind’s D&O Policy, (iii) any reasonable and documented out-of-pocket fees and expenses incurred in connection with any third-party litigation threatened or commenced in connection with the Business Combination prior to the Closing and (iv) any other fees or expenses borne by Legacy Nuburu pursuant to Section 10.11 of the Business Combination Agreement. “Post-Redemption Trust Amount” means the aggregate amount of funds held in the Trust Account, to be held as available cash on the balance sheet of the Company following the redemption of Tailwind’s public shares. Because the Post-Redemption Trust Amount was less than $40,000,000 after taking into account the Extension Redemptions, the Sponsor retained 1,500,000 shares of Class B Common Stock after the consummation of the Business Combination. The Amendment to the Sponsor Support and Forfeiture Agreement clarified that the Sponsor would not forfeit shares by virtue of Tailwind’s incurrence of the Sponsor Loan (as defined in the Amendment to the Sponsor Support and Forfeiture Agreement).

Upon the occurrence of the Closing, the Sponsor automatically cancelled, without any further action by the Sponsor or any other person, all of the Private Placement Warrants that were held by the Sponsor. The Sponsor also waived, for no consideration, its right to receive the Preferred Stock Issuance, other than with respect to 1,000,000 shares of Preferred Stock.

On January 31, 2023, Tailwind, Legacy Nuburu and the Sponsor amended and restated the Sponsor Support Agreement (the “Amended and Restated Sponsor Support and Forfeiture Agreement”). The Amended and Restated Sponsor Support and Forfeiture Agreement amended the Sponsor Support and Forfeiture Agreement to, among other things, (a) reduce the amount of Preferred Stock of the Company that were issued to the Sponsor pursuant to the Preferred Stock Issuance, from 1,000,000 to 650,000 shares and (b) reduce the amount of shares of Common Stock that were retained by the Sponsor in connection with the consummation of the Business Combination from 1,500,000 to 1,000,000 (after transfer of 150,000 shares pursuant to the Share Transfer Agreement). The Amended and Restated Sponsor Support and Forfeiture Agreement became effective immediately following the Closing of the Business Combination.

Sponsor Letter Agreement Amendment

Tailwind, on the one hand, and the Sponsor and the Sponsor Insiders, on the other hand, are parties to the Sponsor Letter Agreement. In connection with the Business Combination Agreement, the Form Amendment was agreed upon. The Sponsor Letter Agreement Amendment entered into on November 22, 2022 superseded the Form Amendment and amended and restated the lock-up restrictions under the Sponsor Letter Agreement to provide that the Sponsor Insiders may not transfer any Founder Shares (as defined therein) (A) if the completion of an initial Business Combination occurs prior to March 30, 2023, until the earliest of (i) nine (9) months following the completion of an initial Business Combination and (ii) September 30, 2023 and (B) if the completion of an initial Business Combination occurs on or after March 30, 2023, six (6) months following the completion of an initial Business Combination; provided that transfers of the Company’s securities following the Closing will be permitted to the extent (i) the proceeds from any such transfer are used by the Sponsor to repay the Sponsor Debt (as defined therein) and/or (ii) any such transfer itself constitutes repayment of the Sponsor Debt pursuant to the terms thereof. The amendments set forth in the Sponsor Letter Agreement Amendment became effective immediately following the Closing.

On January 31, 2023, the parties to the Sponsor Letter Agreement amended and restated the Letter Agreement (the “Amended and Restated Letter Agreement”). The Amended and Restated Letter Agreement, as compared to the Form Amendment, among other things, amended the specified exceptions to the lock-up restrictions under the Sponsor Letter Agreement to permit transfers of the Company’s securities following the Closing of the Business Combination to the extent (i) the transfer(s) is made at a price no less than the daily volume-weighted average price on the trading day prior to such transfer(s), as reported by Bloomberg and (ii) the net proceeds from any such transfer(s) does not exceed $1,350,000 in the aggregate and the proceeds from any such transfer are used by the Sponsor to repay the Sponsor Debt (as defined therein); however, if such transfer(s) is proposed to be made at a price that is less than the daily volume-weighted average price on the day prior to any such transfer, as reported by Bloomberg, Nuburu’s prior written consent must be obtained prior to any such transfer(s). The Amended and Restated Letter Agreement became effective immediately following the Closing of the Business Combination.

Related Party Loans

In addition, in order to finance transaction costs in connection with a business combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates could, but were not obligated to, make further loans to the Company as funds may be required (“Working Capital Loans”). Upon Closing, the Company repaid the Working Capital Loans out of the proceeds of the Trust Account released to the Company.

Extension Loan

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

Registration Rights and Lock-Up Agreement

Concurrently with the execution of the Business Combination Agreement, the Company and the Holders (as defined in the Registration Rights and Lock-Up Agreement) entered into the Registration Rights and Lock-Up Agreement, which amended and restated in its entirety the Registration and Stockholder Rights Agreement between the Company and the Sponsor, dated September 9, 2020.

Pursuant to the terms of the Registration Rights and Lock-up Agreement, the Company agreed to file a registration statement to register the resale of certain shares of Common Stock held by the Holders (as defined in the Registration Rights and Lock-up Agreement), including any Common Stock issuable to such Holders upon conversion of any Preferred Stock issued at Closing or pursuant to the Sale Option Agreement (see “—Sale Option Agreement” below). Further, pursuant to the terms of the Registration Rights and Lock-Up Agreement and subject to certain requirements and customary conditions, including with regard to the number of demand rights that may be exercised, the Holders (as defined in the Registration Rights and Lock-Up Agreement) holding at least a majority in interest of the then-outstanding number of Registrable Securities (as such term is defined in the Registration Rights and Lock-Up Agreement) held by all New Holders (as defined in the Registration Rights and Lock-Up Agreement), may demand at any time or from time to time, that the Company file a registration statement on Form S-1 or Form S-3 to register certain shares of Common Stock held by such Holders (as defined in the Registration Rights and Lock-Up Agreement). The Registration Rights and Lock-Up Agreement will also provide the Holders (as defined in the Registration Rights and Lock-Up Agreement) with “piggy-back” registration rights, subject to certain requirements and customary conditions.

In addition, subject to certain exceptions, each Holder (as defined in the Registration Rights and Lock-Up Agreement (which does not include Anzu Partners)) shall not transfer any Restricted Securities (each as defined in the Registration Rights and Lock-Up Agreement) beneficially owned or owned of record by such Holder until the end of the Lock-up Period applicable to such Holder. “Lock-up Period” shall mean:

(a)
For the “Nuburu Holders” (as so listed in Schedule A to the Registration Rights and Lock-Up Agreement) and the Anzu SPVs, the period beginning on the Closing Date and ending on the earliest of: (i) the date that is 180 days from the Closing Date, (ii) if the volume weighted-average price (“VWAP”) of the Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period within 150 days after the Closing Date, the date that is 150 days from the Closing Date, or (iii) such date on which the Company completes a liquidation, merger, stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of Common Stock for cash, securities or other property; and
(b)
for the persons designated as “Founder Holders” on Schedule A of the Registration Rights and Lock-Up Agreement (the “Founder Holders”), the period beginning on the Closing Date and ending on the earliest of: (i) the date that is four (4) years from the Closing Date, (ii) (A) for 25% of the Restricted Securities (as defined in the Registration Rights and Lock-Up Agreement) held by each Founder Holder and their respective permitted transferees, the date that is 180 days from the Closing Date or if the VWAP of the Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period within 150 days after the Closing Date, the date that is 150 days from the Closing Date, (B) for an additional 25% of the Restricted Securities (as defined in the Registration Rights and Lock-Up Agreement) held by each Founder Holder and their respective permitted transferees, the date on which the Closing Price (as defined in the Registration Rights and Lock-Up Agreement) of the Common Stock equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least one (1) year after the Closing Date, (C) for an additional 25% of the Restricted Securities held by each Founder Holder and their respective permitted transferees, the date on which the Closing Price of the Common Stock equals or exceeds $15.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least one (1) year after the Closing Date, and (D) for the remaining 25% of the Restricted Securities held by each Founder Holder and their respective permitted transferees, the date on which the Closing Price of the Common Stock equals or exceeds $17.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least one (1) year after the Closing Date; or (iii) such date on which the Company completes a liquidation, merger, stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of Common Stock for cash, securities or other property; provided, that, for the avoidance of doubt, the Lock-up Period for any Restricted Securities for which the Lock-up Period has not ended on the fourth-year anniversary of the Closing Date shall end on the fourth-year anniversary of the Closing Date.

Notwithstanding the foregoing, (i) a Holder (as defined in the Registration Rights and Lock-Up Agreement) may transfer any shares of Converted Common Stock (as such term is defined in the Registration Rights and Lock-Up Agreement) beneficially owned or owned of record by such Holder at any time if the sale price of the Converted Common Stock at which the transfer occurs (x) exceeds the 10-day VWAP (as defined in the Registration Rights and Lock-Up Agreement) per share of Common Stock, and (y) exceeds $5.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like), and (ii) an Anzu SPV may transfer any shares of Common Stock received by such Holder at the effective time as aggregate common stock merger consideration that are beneficially owned or owned of record by such Anzu SPV at any time if the sale price of the Common Stock at which the transfer occurs exceeds the 10-day VWAP per share of Common Stock.

The Company has also agreed to indemnify, to the extent permitted by law, each Holder of Registrable Securities, its officers and directors and agents and each person who controls such Holder (within the meaning of the Securities Act) against all losses, claims, damages, liabilities and expenses (including reasonable outside attorneys’ fees) (as determined by a final and non-appealable judgment, order or decree of a court of competent jurisdiction) caused by any untrue or alleged untrue statement of material fact contained in any registration statement, prospectus or preliminary prospectus or any amendment thereof or supplement thereto or any omission or alleged omission of a material fact required to be stated therein or necessary to make the statements therein not misleading, except insofar as the same are caused by or contained in any information furnished in writing to the Company by such Holder expressly for use therein.

On November 2, 2022, the Company and certain other parties entered into an amendment (the “Amendment to Registration Rights and Lock-Up Agreement”) to the Registration Rights and Lock-Up Agreement. The Amendment to Registration Rights and Lock-Up Agreement amended the original Registration Rights and Lock-Up Agreement to, among other things, (a) exclude from the definition of “Restricted Securities” shares of the Company’s securities transferred in connection with the repayment of such loans to those individuals from whom the Sponsor borrowed funds in connection with the Sponsor Loan; (b) expand the definition of “Original Holder” to include those individuals from whom the Sponsor borrowed funds in connection with the Sponsor Loan; (c) expand the scope of “Permitted Transfers” to include any Common Stock to be issued to the Anzu Holders at the Effective Time as merger consideration pursuant to the Business Combination Agreement (each as defined in the Registration Rights and Lock-Up Agreement); and (d) make such other amendments as set forth in the Amendment to Registration Rights and Lock-Up Agreement. The amendments set forth in the Amendment to Registration Rights Agreement became effective immediately following the Closing of the Business Combination.

On January 31, 2023, the Company and certain other parties entered into an amendment (the “Second Amendment to Registration Rights and Lock-Up Agreement”) to Registration Rights and Lock-Up Agreement.

The Second Amendment to Registration Rights and Lock-Up Agreement amended the Registration Rights and Lock-Up Agreement to, among other things, (a) amend the parties to the Registration Rights and Lock-Up Agreement, (b) amend the defined term “Lock-Up Period” to specify the lock-up period applicable to the Transferred Founder Shares held by the Purchasing Party; (c) expand the definition of “New Holder” to include the Purchasing Party; and (d) expand the scope of “Restricted Securities” to include the Transferred Founder Shares. The amendments set forth in the Second Amendment to Registration Rights Agreement became effective immediately following the Closing of the Business Combination.

Cohen & Company Capital Markets, a division of J.V.B. Financial Group, LLC (“CCM”), previously agreed with the Company to accept shares (the “Consideration Shares”) as payment for certain services rendered in connection with the Business Combination. On January 31, 2023, Tailwind and certain other parties entered into an amendment (the “Third Amendment to Registration Rights and Lock-Up Agreement”) to the Registration Rights and Lock-Up Agreement. The Third Amendment to Registration Rights and Lock-Up Agreement further amended the original Registration Rights and Lock-Up Agreement to, among other things, (a) amend the parties to the Registration Rights and Lock-Up Agreement, (b) amend the defined term “Lock-Up Period” to specify the lock-up period applicable to the Consideration Shares held by CCM, which lasts until the earlier of September 30, 2023 or such date on which the Company completes a liquidation, merger, stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of Common Stock for cash, securities or other property, (c) expand the definition of “New Holder” to include CCM, (d) expand the scope of “Restricted Securities” to include the Consideration Shares and (e) allow CCM to transfer any shares of Common Stock prior to the expiration of the Lock-Up Period if the sale price of the common stock at which the transfer occurs (x) equals or exceeds the VWAP per share of common stock for the previous trading day, and (y) exceeds $5.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like); provided, however, that any such transfer(s) by CCM may not exceed more than 20% of the traded volume on the date of transfer. The amendments set forth in the Third Amendment to Registration Rights Agreement became effective immediately following the Closing of the Business Combination.

On March 10, 2023, the Company and certain other parties entered into an amendment to the Registration Rights and Lock-Up Agreement (the “Fourth Amendment to Registration Rights and Lock-Up Agreement”). The Fourth Amendment to Registration Rights and Lock-Up Agreement amended the Registration Rights and Lock-Up Agreement to expand the scope of “Permitted Transfers” by the Anzu Investors by removing the requirement that the price at which such transfers occur must exceed $5.00 per share of Common Stock.

Sale Option Agreement

Concurrently with the execution and delivery of the Registration Rights and Lock-Up Agreement, the Company and the Anzu SPVs entered into the Sale Option Agreement. Pursuant to the terms of the Sale Option Agreement, in the event an Anzu SPV transfers any shares of Common Stock beneficially owned or owned of record by such holder prior to the expiration of the lock-up period applicable to such holder in a Permitted Transfer (as defined therein), such holder must notify the Company of the Permitted Transfer, whereupon, the Company has the right, but not the obligation, to cause such holder to use up to 2/3 of the gross proceeds of the Permitted Transfer to purchase Preferred Stock from the Company at a price equal to $10.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like).

On November 22, 2022, Tailwind and certain other parties entered into an Amendment to Preferred Stock Sale Option Agreement that, among other things, amended the parties to the original Sale Option Agreement, which such amendment became effective immediately following the Closing.

On November 28, 2022, Tailwind and certain other parties entered into a Second Amendment to Preferred Stock Sale Option Agreement that, among other things restricts the ability of the Anzu SPVs to transfer (i) any shares of Preferred Stock that was acquired by such Anzu SPV pursuant to the Company’s exercise of the Option(as defined in the Sale Option Agreement), and (ii) any shares of Common Stock to be issued to such Anzu SPV as a result of any conversion of any shares of Preferred Stock referred to in the foregoing clause (i), until the earliest of (A) December 29, 2023, (B) the date that the aggregate number of shares of Common Stock sold under the 10b5-1 Sales Plan results in no remaining shares of Common Stock being available for Tigress to sell under the plan with respect to such Anzu SPV or (C) the termination of the 10b5-1 Sales Plan with respect to such Anzu SPV. Each of the Anzu SPVs has agreed in the Sale Option Agreement not to sell any shares of Preferred Stock which it may be required by the Company to purchase pursuant to the Sale Option Agreement or any shares of Common Stock issued upon conversion thereof, absent consent of the Company or for certain related party transfers, gifts or transfers to the Company or certain related parties, while the 10b5-1 Sales Plan is in effect with respect to such Anzu SPV, unless (x) an announcement of a bona fide tender or exchange offer is made by a person other than (A) the Anzu SPVs or (B) an affiliate of the Anzu SPVs where such affiliation does not arise with or through the Company with respect to the Common Stock or Preferred Stock or (y) a public announcement is made by the Company or a person controlled by the Company with respect to a bona fide merger, acquisition, reorganization, recapitalization or comparable transaction affecting the securities of the Company as a result of which the Common Stock or Preferred Stock will be exchanged for or converted into shares of another company. The Second Amendment to Preferred Stock Sale Option Agreement also provides that the Company will request the board of directors of the Company, or an appropriate committee of “non-employee directors” (as defined in Rule 16b-3 of the Exchange Act) thereof, to adopt one or more resolutions consistent with the interpretive guidance of the SEC designed to cause each acquisition of shares of Preferred Stock by the Anzu SPVs pursuant to the Sale Option Agreement to be an exempt transaction for purposes of Section 16(b) of the Exchange Act pursuant to Rule 16b-3 thereunder to the extent consistent with applicable law.

On March 10, 2023, Tailwind and certain other parties entered into a Third Amendment to Preferred Stock Sale Option Agreement that revised the definition of an “Option Period” during which the Company may exercise the Option to mean (i) the first through third trading day of each month, with respect to permitted transfers made by the holder during the period beginning with the start of the eleventh trading day of the preceding month and continuing through the end of the preceding month, and (ii) the eleventh through thirteenth trading day of each month, with respect to permitted transfers made during the first ten trading days of that month.

Stockholder Support Agreement

In connection with the execution of the Business Combination Agreement, the Company and certain stockholders of Legacy Nuburu entered into the Stockholder Support Agreement, pursuant to which such stockholders of Legacy Nuburu agreed to, among other things, vote all of their shares of Nuburu Common Stock and Nuburu Preferred Stock in favor of the Business Combination Agreement and the Business Combination, including the Merger, and to waive all of their right in respect of the Preferred Stock Issuance (other than with respect to any shares issued pursuant to the conversion of the Company Notes).

Indemnification Agreements

The Company has entered into separate indemnification agreements with its directors and executive officers, in addition to the indemnification provided for in the Certificate of Incorporation and our bylaws. These agreements, among other things, require the Company to indemnify the Company’s directors and executive officers for certain expenses, including attorneys’ fees, judgments, fines and settlement amounts incurred by a director or executive officer in any action or proceeding arising out of their services as one of the Company’s directors or executive officers or as a director or executive officer of any other company or enterprise to which the person provides services at the Company’s request. For more information regarding these indemnification arrangements, see “Management — Limitation on Liability and Indemnification of Directors and Officers.” The Company believes that these charter and bylaw provisions and indemnification agreements are necessary to attract and retain qualified persons as directors and officers.

The limitation of liability and indemnification provisions in the Certificate of Incorporation and our bylaws may discourage stockholders from bringing a lawsuit against directors for breach of their fiduciary duties. They may also reduce the likelihood of derivative litigation against directors and officers, even though an action, if successful, might benefit the Company and its stockholders. A stockholder’s investment may decline in value to the extent we pay the costs of settlement and damage awards against directors and officers pursuant to these indemnification provisions.

Director Letter Agreements

Nuburu has entered into letter agreements with the persons serving on the board of directors as non-employee directors. See the section titled “Executive Compensation — Director Compensation”.

Anzu Designee Letter Agreement

On November 28, 2022, the Company, Legacy Nuburu and Anzu Partners entered into the Anzu Designee Letter Agreement that, among other things provides that the Company and Legacy Nuburu will use their respective reasonable best efforts to cause Daniel Hirsch (or, if Mr. Hirsch is unable to serve as a director of the Company at the Effective Time, then another representative designated by Anzu Partners in writing and reasonably acceptable to Legacy Nuburu) to be a member of the board of directors of the Company as a Class III director pursuant to Section 2.05(b) and Section 7.15(a) of the Business Combination Agreement (such representative, the “Anzu Representative”). In addition, following the Effective Time, in connection with any vacancy caused by the departure of the Anzu Representative from the board of directors of the Company (unless Anzu Partners declines in writing to designate a successor nominee), the Company will cause such vacancy to be filled by one designee of Anzu Partners (to be selected by Anzu Partners, with notice of such selection to be delivered in writing to the Company, and reasonably acceptable to the Company). The foregoing obligation automatically terminates at the close of business on the day on which the initial term of the Class III directors ends, which is expected to be in the second quarter of 2025.

Anzu Resolutions Letter Agreement

On December 8, 2022, the Company and Anzu Partners entered into a Letter Agreement requiring the Company to adopt resolutions substantially in the form set forth as Schedule A thereto. Such resolutions were adopted by Tailwind’s board of directors prior to Closing and again ratified by the Company’s board of directors immediately following Closing. The resolutions approved the acquisition of certain pecuniary interests in Common Stock and Preferred Stock of the Company by each Anzu Investor, and certain affiliates of the Anzu Investors (the “Designated Persons”) (including any Designator Persons that may be deemed “directors by deputization” of the Company so long as they remain such “directors by deputization”), for purposes of Rule 16b-3 promulgated under the Exchange Act, as a result of the Business Combination or otherwise pursuant to the Business Combination Agreement and the other agreements and documents contemplated thereby (including, without limitation, the Anzu Partners Warrant, all other outstanding warrants to purchase Legacy Nuburu capital stock or the Sale Option Agreement, and the conversion of any Preferred Stock acquired as otherwise described in the resolutions) (collectively, the “Exempt Transactions”).

Rule 16b-3 exempts from the short-swing profits liability provisions of Section 16(b) of the Exchange Act certain transactions in an issuer’s securities between the issuer or its majority-owned subsidiaries and its officers and directors if, among other things, the transaction is approved in advance by the issuer’s board of directors or a disinterested committee of the issuer’s board of directors. The Rule 16b-3 exemption extends to any such transactions by an entity beneficially owning more than 10% of a class of an issuer’s equity securities if the entity is a “deputized” director because it has a representative on the issuer’s board of directors. The board of directors’ intent in approving the Exempt Transactions for purposes of Rule 16b-3 was to exempt such transactions from the short-swing profits liability provisions of Section 16(b) of the Exchange Act.

Permitted Anzu SPV Transactions

Pursuant to the Registration Rights Agreement, the Anzu SPVs may at any time following the Closing Date, including during the 180-day Lock-up Period otherwise applicable to such holders, transfer otherwise restricted shares of Common Stock if the sale price of the Common Stock at which the transfer occurs exceeds the 10-day VWAP per share of Common Stock (each such transfer by an Anzu SPV, a “Permitted Transfer”).

Pursuant to the Sale Option Agreement, during each Option Period (as defined below) the Company shall have the right (an “Option”), but not the obligation, to cause any Anzu SPV to use up to 2/3 of the gross proceeds of Permitted Transfers made by such holder to purchase Preferred Stock from the Company at a purchase price of $10.00 per share of Preferred Stock (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) (each such a purchase by an Anzu SPV, a “Preferred Stock Purchase”). An “Option Period” shall mean (i) the first through third trading day of each month, with respect to Permitted Transfers made by the holder during the period beginning with the start of the eleventh trading day of the preceding month and continuing through the end of the preceding month, and (ii) the eleventh through thirteenth trading day of each month, with respect to Permitted Transfers made during the first ten trading days of that month. If the Company causes the Anzu SPV to make Preferred Stock Purchases, the Company has an obligation to file a registration statement to register the shares of underlying Common Stock issuable upon conversion of any Preferred Stock so purchased.

On November 28, 2022, the Company and certain other parties entered into a Second Amendment to Preferred Stock Sale Option Agreement that, among other things provides that the Company will request the board of directors, or an appropriate committee of “non-employee directors” (as defined in Rule 16b-3 of the Exchange Act) thereof, to adopt one or more resolutions consistent with the interpretive guidance of the SEC designed to cause each acquisition of shares of Preferred Stock by the Anzu SPVs pursuant to the Sale Option Agreement to be an exempt transaction for purposes of Section 16(b) of the Exchange Act pursuant to Rule 16b-3 thereunder to the extent consistent with applicable law (for more information, see “— Sale Option Agreement”).

Director Independence

The board of directors has determined that each of the directors on the board of directors other than Ron Nicol (who serves as the Executive Chairman of the Company), Brian Knaley (who serves as the Chief Executive Officer of the Company) and Daniel Hirsch (who serves as a consultant to and Executive in Residence of Anzu Partners) qualifies as an independent director, as defined under the rules of NYSE American, and the Company’s board of directors consists of a majority of “independent directors,” as defined under the rules of the SEC and NYSE American relating to director independence requirements.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Fees and Services

The following table provides information regarding the fees incurred to WithumSmith+Brown, PC to Nuburu, Inc. and its predecessor, Legacy Nuburu, during the year ended December 31, 2023. All fees described below were approved by the audit committee.

	December 31,	December 31,
	2023	2022
Audit Fees(1)	$228,800	$271,792
Audit-Related Fees(2)	95,120	38,000
Tax Fees(3)	—	7,560
All Other Fees	―	―
Total	$323,920	$317,352

(1)
Audit Fees of WithumSmith+Brown, PC for 2023 and 2022 were for professional services rendered for the annual audit of our consolidated financial statements, the reviews of our quarterly condensed consolidated financial statements and the issuance of consents and comfort letters in connection with registration statement filings with the SEC.
(2)
Audit-Related Fees consist of fees related to assurance services not included in “Audit Fees”, which are primarily associated with fees for services incurred in connection with registration statements filed with the SEC and services normally provided by Withum in connection with statutory and regulatory filings or engagements.
(3)
Tax Fees consist of fees for tax compliance, tax advice and tax planning.

Auditor Independence

In 2023, there were no other professional services provided by WithumSmith+Brown, PC, other than those listed above, that would have required our audit committee to consider their compatibility with maintaining the independence of WithumSmith+Brown, PC.

Audit Committee Pre-Approval Policies and Procedures

Before an independent registered public accounting firm is engaged by the Company to render audit or non-audit services, the Audit Committee must review the terms of the proposed engagement and pre-approve the engagement. The Audit Committee may delegate authority to one or more of the members of the Audit Committee to provide these pre-approvals for audit or non-audit services, provided that the person or persons to whom authority is delegated must report the pre-approvals to the full Audit Committee at its next scheduled meeting. Audit Committee pre-approval of non-audit services (other than review and attest services) is not required if those services fall within available exceptions established by the SEC.

The Audit Committee pre-approved all audit, audit-related, tax and other services provided by WithumSmith+Brown, PC for 2023 and 2022 and the estimated costs of those services. Actual amounts billed, to the extent in excess of the estimated amounts, were periodically reviewed and approved by the Audit Committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Consolidated Financial Statements:

No financial statements or supplemental data are filed with this Amendment to our Annual Report on Form 10-K. See Index to Financial Statements and Supplemental Data of the Original 10-K.

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

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date

2.1†	Business Combination Agreement, dated as of August 5, 2022, by and among Tailwind Acquisition Corp., Compass Merger Sub, Inc. and Nuburu, Inc.	8-K	001-39489	2.1	August 8, 2022

2.2	Securities Purchase Agreement, dated as of April 3, 2024, by and between Nuburu, Inc. and the parties thereto	10-K	001-39489	2.2	April 15, 2024

3.1	Amended and Restated Bylaws of the Company.	8-K	001-39489	3.2	September 9, 2020

3.2	Amended and Restated Certificate of Incorporation of the Company.	8-K	001-39489	3.1	February 6, 2023

3.3	Certificate of Designations of the Company.	8-K	001-39489	3.3	February 6, 2023

4.1	Specimen Common Stock Certificate .	8-K	001-39489	4.1	February 6, 2023

4.2	Specimen Preferred Stock Certificate .	8-K	001-39489	4.2	February 6, 2023

4.3	Specimen Warrant Certificate.	S-1	333-248113	4.3	August 26, 2020

4.4	Warrant Agreement, dated as of September 9, 2020, by and between the Company and Continental Stock Transfer & Trust Company.	8-K	001-39489	4.1	September 9, 2020

4.5	Description of Registrant’s Securities.	10-K	001-39489	4.5	April 15, 2024

10.1	Investment Management Trust Agreement, dated as of September 9, 2020, by and between the Company and Continental Stock Transfer & Trust Company.	8-K	001-39489	10.2	September 9, 2020

10.2	Registration and Stockholder Rights Agreement, dated as of September 9, 2020, by and between the Company and the Sponsor.	8-K	001-39489	10.3	September 9, 2020

10.3	Letter Agreement, dated as of September 3, 2020, among the Company, the Sponsor and the Company’s then current officers and directors.	8-K	001-39489	10.4	September 9, 2020

10.4	Amendment to Letter Agreement, dated November 22, 2022, by and among the Company, the Sponsor, and the Company’s then current officers and directors.	8-K	001-39489	10.4	November 22, 2022

10.5	Amended and Restated Letter Agreement, dated January 31, 2023, by and among the Company, the Sponsor , and the other parties set forth on the signature pages thereto.	8-K	001-39489	10.4	January 31, 2023

10.6	Administrative Services Agreement, dated as of September 9, 2020, by and between the Company and the Sponsor.	8-K	001-39489	10.5	September 9, 2020

10.7	Sponsor Support and Forfeiture Agreement, dated as of August 5, 2022, by and among the Sponsor, the Company and Legacy Nuburu.	8-K	001-39489	10.1	August 8, 2022

10.8	Amendment to Sponsor Support and Forfeiture Agreement, dated November 22, 2022, by and among the Company, Legacy Nuburu, and the Sponsor.	8-K	001-39489	10.1	November 22, 2022

10.9	Amended and Restated Sponsor Support and Forfeiture Agreement, dated January 31, 2023, by and among the Company, the Sponsor and Legacy Nuburu.	8-K	001-39489	10.3	January 31, 2023

10.10	Stockholder Support Agreement, dated as of August 5, 2022, by and among the Company and certain stockholders of Legacy Nuburu.	8-K	001-39489	10.2	August 8, 2022

10.11	Amended and Restated Registration Rights and Lock-Up Agreement, dated August 5, 2022, by and among the Company and the parties listed on the signature pages thereto.	8-K	001-39489	10.3	August 8, 2022

10.12	Amendment to Amended and Restated Registration Rights Lock-Up Agreement, dated November 22, 2022, by and among the Company and the Holders (defined therein).	8-K	001-39489	10.2	November 22, 2022

10.13	Second Amendment to Amended and Restated Registration Rights Lock-up Agreement, dated January 31, 2023, by and among the Company and the Holders (defined therein).	8-K	001-39489	10.2	January 31, 2023

10.14	Third Amendment to Amended and Restated Registration Rights Lock-up Agreement, dated January 31, 2023, by and among the Company and the Holders(defined therein) (incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed with the SEC on February 6, 2023).	8-K	001-39489	10.14	February 6, 2023

10.15	Fourth Amendment to Amended and Restated Registration Rights Lock-up Agreement, dated March 10, 2023, by and among the Company and the Holders(defined therein) (incorporated by reference to Exhibit 10.14 to the	8-K	001-39489	10.1	March 10, 2023

	Company’s Current Report on Form 8-K filed with the SEC on February 10, 2023).

10.16	Preferred Stock Sale Option Agreement, dated August 5, 2022, by and among the Company and the parties listed on Schedule A thereto.	8-K	001-39489	10.4	August 8, 2022

10.17	Amendment to Preferred Stock Sale Option Agreement, dated November 22, 2022, by and among the Company and the Holders (as defined therein).	8-K	001-39489	10.3	November 22, 2022

10.18	Second Amendment to Preferred Stock Sale Option Agreement, dated November 28, 2022 by and among the Company and the Holders (as defined therein).	8-K	001-39489	10.1	November 29, 2022

10.19	Third Amendment to Preferred Stock Sale Option Agreement, dated November 28, 2022 by and among the Company and the Holders (as defined therein).	8-K	001-39489	10.2	March 10, 2023

10.20	Purchase Agreement, dated August 5, 2022, by and among the Company, Legacy Nuburu and Lincoln Park.	8-K	001-39489	10.5	August 8, 2022

10.21	Registration Rights Agreement, dated August 5, 2022, by and among the Company, Legacy Nuburu and Lincoln Park.	8-K	001-39489	10.6	August 8, 2022

10.22#	Nuburu, Inc. 2022 Equity Incentive Plan.	8-K	001-39489	10.20	February 6, 2023

10.23#	Nuburu, Inc. 2022 Employee Stock Purchase Plan and forms of agreement thereunder.	8-K	001-39489	10.21	February 6, 2023

10.24#	Nuburu, Inc. Executive Incentive Compensation Plan.	8-K	001-39489	10.22	February 6, 2023

10.25#†	Amended and Restated Employment Agreement, effective December 3, 2022, by and between Mark Zediker and Legacy Nuburu.	S-4/A	333-267403	10.18	November 29, 2022

10.26#	Employment Agreement, effective December 2, 2022, by and between Brian Knaley and Legacy Nuburu.	S-4/A	333-267403	10.19	November 29, 2022

10.27#†	Amended and Restated Employment Agreement, effective December 2, 2022, by and between Brian Faircloth and Legacy Nuburu.	S-4/A	333-267403	10.20	November 29, 2022

10.28#	Form of Director Letter Agreement.	S-4/A	333-267403	10.22	November 29, 2022

10.29#	Form of Nuburu, Inc. Indemnification Agreement.	8-K	001-39489	10.27	February 6, 2023

10.30†	Amended and Restated Lease Agreement between CSM Equities, L.L.C. and Legacy Nuburu, dated September 26, 2019.	S-4/A	333-267403	10.13	November 7, 2022

10.31	Share Transfer Agreement, dated January 25, 2023, by and between the Sponsor and the party set forth on the signature pages thereto.	8-K	001-39489	10.1	January 31, 2023

10.32	Letter Agreement, dated November 28, 2022, by and among Tailwind Acquisition Corp. and the other parties set forth on the signature pages thereto.	8-K	001-39489	10.2	November 28, 2022

10.33	Form of Convertible Promissory Note.	8-K	001-39489	4.1	June 13, 2023

10.34	Form of Warrant to Purchase Shares of Common Stock.	8-K	001-39489	4.2	June 13, 2023

10.35	Note and Warrant Purchase Agreement dated June 12, 2023.	8-K	001-39489	10.1	June 13, 2023

10.36	Registration Rights and Lock-up Agreement.	8-K	001-39489	10.2	June 13, 2023

10.37	Director Letter Agreement, dated August 31, 2023, by and between Nuburu, Inc. and John Bolton.	10-Q	001-39489	10.3	November 9, 2023

10.38	Confidential Separation and Release Agreement, dated November 1, 2023, by and between Nuburu, Inc. and Dr. Mark Zediker.	10-Q	001-39489	10.4	November 9, 2023

10.39	Note and Warrant Purchase Agreement, dated November 13, 2023, by and between Nuburu, Inc. and the lenders party thereto.	10-K	001-39489	10.39	April 15, 2024

10.40	Form of Promissory Note.	10-K	001-39489	10.40	April 15, 2024

10.41	Form of Warrant to Purchase Shares of Common Stock.	10-K	001-39489	10.41	April 15, 2024

10.42	Registration Rights Agreement, dated November 13, 2023, by and between Nuburu, Inc.	10-K	001-39489	10.42	April 15, 2024

10.43	Intercreditor and Subordination Agreement, dated November 13, 2023, by and between Nuburu, Inc. and the parties thereto.	10-K	001-39489	10.43	April 15, 2024

10.44	Note Exchange Agreement, by and between Nuburu, Inc. and the parties thereto.	10-K	001-39489	10.44	April 15, 2024

10.45	Form of Senior Secured Convertible Promissory Note.	10-K	001-39489	10.45	April 15, 2024

10.46	Form of Warrant to Purchase Shares of Common Stock.	10-K	001-39489	10.46	April 15, 2024

10.47	Board of Directors Compensation Policy.	10-K	001-39489	10.47	April 15, 2024

10.48*	Amendment to Employment Agreement, effective November 1, 2023, by and between Nuburu, Inc. and Brian Knaley.

10.49*	Amendment to Employment Agreement, effective January 1, 2024, by and between Nuburu, Inc. and Brian Faircloth.

21.1	List of Subsidiaries of Nuburu, Inc.	8-K	001-39489	21.1	February 6, 2023

24.1	Power of Attorney	10-K	001-39489	24.1	April 15, 2024

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).	10-K	001-39489	31.1	April 15, 2024

31.2	Certification of the Principal Financial and Accounting Officer required by Rule 13a-14(a) or Rule 15d-14(a).	10-K	001-39489	32.1	April 15, 2024

31.3*	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.4*	Certification of the Principal Financial and Accounting Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1**	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350	10-K	001-39489	32.1	April 15, 2024

32.2**	Certification of the Principal Financial and Accounting Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350	10-K	001-39489	32.2	April 15, 2024

97	Nuburu, Inc. Clawback Policy	10-K	001-39489	97	April 15, 2024

101.INS*	XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

104*	104 Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 29, 2024

NUBURU, INC.

/s/ Brian Knaley
Name:	Brian Knaley
Title:	Chief Executive Officer

Name	Position	Date

/s/ Ron Nicol	Executive Chairman	April 29, 2024
Ron Nicol	(Principal Executive Officer)

/s/ Brian Knaley	Chief Executive Officer	April 29, 2024
Brian Knaley	(Principal Financial and Accounting Officer)

*	Director	April 29, 2024
John Bolton

*	Director	April 29, 2024
Daniel Hirsch

*	Director	April 29, 2024
Lily Yan Hughes

*	Director	April 29, 2024
Kristi Hummel

*	Director	April 29, 2024
Elizabeth Mora

By:

/s/ Brian Knaley
Name:	Brian Knaley
Title:	Attorney-in-fact