Form 10-Q
period 2024-03-31
Nuburu, Inc.
filed 2024-05-15
CIK 1814215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of April 30, 2024, the registrant had 38,543,023 shares of common stock, $0.0001 par value per share, outstanding.

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
•
the ability to maintain the listing of our common stock, par value $0.0001 par value per share (the “Common Stock”) on a securities exchange;
•
the anticipated benefits of the Business Combination (as defined in "Frequently Used Terms" below);
•
the outcome of any legal proceedings that may be instituted against us related to the Business Combination or otherwise;
•
existing regulations and regulatory developments in the United States and other jurisdictions;
•
the need to hire additional personnel and our ability to attract and retain such personnel;
•
our plans and ability to obtain, maintain, enforce, or protect intellectual property rights;
•
our ability to obtain additional financing, including through public or private offerings of our securities or under that certain Purchase Agreement by and among the Company, Legacy Nuburu and Lincoln Park Capital Fund, LLC (“Lincoln Park”), dated as of August 5, 2022 (as it may be amended, supplemented or otherwise modified from time to time, the “Lincoln Park Purchase Agreement”);
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

Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements, which speak only as of the date hereof. The forward-looking statements contained in this Quarterly Report are based on our current expectations and beliefs concerning future developments and their potential effects on our business. There can be no assurance that future developments affecting our business will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control), or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors under the heading "Risk Factors" in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2023 (our "Annual Report"), as amended, as well as the following important factors:

•
our inability to obtain financing;
•
our ability to meet NYSE American’s continued listing standards;
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

“Legacy Nuburu” are to Nuburu Subsidiary, Inc., a Delaware corporation (f/k/a Nuburu, Inc. before the Closing Date);

"Public Warrants" are to the 16,710,785 whole warrants of the Company sold to public investors in the Tailwind IPO (defined below);

“SEC” are to the Securities and Exchange Commission;

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

PART 1 – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

NUBURU, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$231,885	$2,148,700
Accounts receivable	132,622	482,279
Inventories, net of reserve of $1,161,469 and $1,133,457, respectively	1,613,099	1,456,275
Deferred financing costs	—	50,000
Prepaid expenses and other current assets	58,960	156,255
Total current assets	2,036,566	4,293,509
Property and equipment, net	5,404,812	5,650,976
Right-of-use assets	492,538	586,164
Other assets	34,359	34,359
TOTAL ASSETS	$7,968,275	$10,565,008

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$5,711,785	$4,744,606
Accrued expenses	3,248,847	2,750,305
Current portion of operating lease liability	386,499	355,385
Contract liabilities	7,000	30,400
Current portion of notes payable	3,087,195	2,147,992
Total current liabilities	12,441,326	10,028,688
Operating lease liability	119,720	237,369
Convertible notes payable	6,713,241	6,713,241
Warrant liabilities	2,235,208	2,238,519
TOTAL LIABILITIES	21,509,495	19,217,817
Commitments and Contingencies (Note 6)
Stockholders’ Deficit
Convertible preferred stock, $0.0001 par value; 50,000,000 shares authorized; 2,388,905 shares issued and outstanding at March 31, 2024 and December 31, 2023	239	239
Common stock, $0.0001 par value; 250,000,000 shares authorized; 38,532,403 and 36,894,323 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	3,853	3,689
Additional paid-in capital	74,054,033	73,241,955
Accumulated deficit	(87,599,345)	(81,898,692)
Total Stockholders’ Deficit	(13,541,220)	(8,652,809)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$7,968,275	$10,565,008

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NUBURU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended March 31,
	2024	2023
Revenue	$93,549	$469,989
Cost of revenue	856,956	1,212,437
Gross margin	(763,407)	(742,448)
Operating expenses:
Research and development	766,495	1,332,305
Selling and marketing	345,590	176,256
General and administrative	2,889,345	3,050,259
Total operating expenses	4,001,430	4,558,820
Loss from operations	(4,764,837)	(5,301,268)
Interest income	11,740	32,427
Interest expense	(950,867)	—
Other income, net	3,311	501,324
Loss before provision for income taxes	$(5,700,653)	$(4,767,517)
Provision for income taxes	—	—
Net loss and comprehensive loss	$(5,700,653)	$(4,767,517)
Net loss per common share, basic and diluted	$(0.15)	$(0.19)
Weighted-average common shares used to compute net loss per common share, basic and diluted	36,915,762	25,515,164

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NUBURU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

(UNAUDITED)

	Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance as of December 31, 2023	2,388,905	$239	36,894,323	$3,689	$73,241,955	$(81,898,692)	$(8,652,809)
Issuance of Common Stock	—	—	1,600,000	160	199,840	—	200,000
Issuance of Common Stock from releases of restricted stock units	—	—	49,447	5	(5)	—	—
Restricted stock units used for tax withholdings	—	—	(11,367)	(1)	(1,872)	—	(1,873)
Stock-based compensation	—	—	—	—	614,115	—	614,115
Net loss	—	—	—	—	—	(5,700,653)	(5,700,653)
Balance as of March 31, 2024	2,388,905	$239	38,532,403	$3,853	$74,054,033	$(87,599,345)	$(13,541,220)

	Convertible Preferred Stock		Common Stock
	Shares(1)	Amount	Shares(1)	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance as of December 31, 2022	23,237,703	$4,040	5,556,857	$1,077	$59,344,952	$(61,192,308)	$(1,842,239)
Issuance of Common Stock and Series A preferred stock upon conversion of convertible notes in connection with the reverse recapitalization	1,361,787	136	1,361,787	136	11,575,014	—	11,575,286
Conversion of Legacy Nuburu convertible preferred stock into Common Stock in connection with the reverse recapitalization	(23,237,703)	(4,040)	23,237,703	2,323	1,717	—	—
Issuance of Common Stock and Series A preferred stock upon the reverse recapitalization, net of issuance costs	1,481,666	148	3,233,745	(197)	(3,257,476)	—	(3,257,525)
Issuance of Common Stock and Series A preferred stock to satisfy certain reverse recapitalization costs	195,452	20	195,452	20	(40)	—	—
Recognition of Public Warrants upon the reverse recapitalization	—	—	—	—	(1,336,863)	—	(1,336,863)
Stock-based compensation	—	—	—	—	463,978	—	463,978
Net loss	—	—	—	—	—	(4,767,517)	(4,767,517)
Balance as of March 31, 2023	3,038,905	$304	33,585,544	$3,359	$66,791,282	$(65,959,825)	$835,120

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

NUBURU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(5,700,653)	$(4,767,517)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	256,895	126,115
Stock-based compensation	614,115	463,978
Change in fair value of warrant liabilities	(3,311)	(501,324)
Inventory reserve adjustments	28,012	118,158
Amortization of debt discount	789,871	—
Amortization of deferred financing costs	236,550	—
Changes in operating assets and liabilities:
Accounts receivable	349,657	(195,564)
Inventories	(218,542)	(357,790)
Prepaid expenses and other current assets	97,295	(891,399)
Operating lease right-of-use asset	93,626	75,989
Accounts payable	952,936	1,803,093
Accrued expenses	520,042	164,693
Contract liabilities	(23,400)	(5,000)
Operating lease liability	(86,535)	(84,005)
Net cash used in operating activities	(2,093,442)	(4,050,573)
Cash Flows from Investing Activities:
Purchase of property and equipment	—	(344,801)
Net cash used in investing activities	—	(344,801)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock	200,000	—
Restricted stock units used for tax withholdings	(1,873)	—
Proceeds from the issuance of Legacy Nuburu preferred stock	—	5,000
Proceeds from reverse recapitalization	—	3,243,079
Payment of transaction costs related to the reverse recapitalization	—	(3,634,913)
Proceeds from issuance of Legacy Nuburu convertible promissory notes	—	4,100,000
Repayment of related party convertible promissory notes	—	(675,000)
Payment of deferred financing costs	(21,500)	—
Net cash provided by financing activities	176,627	3,038,166
NET CHANGE IN CASH DURING THE PERIOD	(1,916,815)	(1,357,208)
CASH AND CASH EQUIVALENTS ―BEGINNING OF PERIOD	2,148,700	2,880,254
CASH AND CASH EQUIVALENTS ―END OF PERIOD	$231,885	$1,523,046
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer of property and equipment from inventory	$68,499	$—
Purchase of property and equipment in accounts payable and accrued expenses	$540,028	$—
Deferred financing costs included in accounts payable and accrued expenses	$697,563	$384,522
Transaction costs related to the reverse recapitalization not yet paid	$1,007,439	$2,107,439
Issuance of Common Stock upon conversion of preferred stock in connection with the reverse recapitalization	$—	$11,575,286

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

From inception through March 31, 2024, the Company has incurred operating losses and negative cash flows from operating activities. For the three months ended March 31, 2024 and 2023, the Company has incurred operating losses, including net losses of $5,700,653 and $4,767,517, respectively, and the Company has an accumulated deficit of $87,599,345 as of March 31, 2024. The Company anticipates that it will incur net losses for the foreseeable future and, even if it increases revenue, there is no guarantee that it will ever become profitable. All of the aforementioned factors raise substantial doubt about the Company's ability to continue as a going concern. The Company expects to continue to expand its operations, including by investing in manufacturing, sales and marketing, research and development and infrastructure to support its growth.

Until the Company can generate sufficient revenue to cover its operating expenses, working capital, and capital expenditures, it will rely on private and public capital raising efforts.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results, and cash flows for the periods presented.

The results of operations for the three months ended March 31, 2024 and 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024 or any future period. These unaudited condensed consolidated financial statements and their notes should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on April 15, 2024, and as subsequently amended by the Form 10-K/A filed with the SEC on April 29, 2024.

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

Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements are disclosed in the notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on April 15, 2024, and as subsequently amended by the Form 10-K/A filed with the SEC on April 29, 2024. Other than as noted below, the significant accounting policies have not changed significantly since that filing.

Lessor Accounting

Beginning in 2024, the Company has begun to lease certain of its constructed lasers to its customers, which the Company accounts for under the Financial Accounting Standards Board's (the "FASB") Accounting Standards Codification ("ASC") Topic 842 - Leases ("ASC 842"). The Company typically transfers legal ownership of the lasers to its customers at the end of the lease.

The sales and cost of sales are recognized at the inception of the lease, which is when control is transferred to the lessee. The Company accounts for the transfer of control as a sales type lease in accordance with ASC 842-10-25-2. The underlying asset is derecognized, and revenue is recorded when collection of payments is probable. This is in accordance with the revenue recognition principle in FASB ASC 606 - Revenue from contracts with customers. The investment in a sales-type leases consists of the sum of the minimum lease payments receivable less any unearned interest income and estimated executory costs. Minimum lease payments are part of the lease agreement between the Company (as the lessor) and the customer (as the lessee). The discount rate implicit in the lease is used to calculate the present value of minimum lease payments. The minimum lease payments consist of the gross lease payments net of executory costs and contingent rentals, if any. Unearned interest is amortized to income over the lease term to produce a constant periodic rate of return on the net investment in the lease. While revenue is recognized at the inception of the lease, the cash flow from the sales-type lease occurs over the course of the lease, which results in interest income and reduction of receivables.

During the three months ended March 31, 2024, the Company recognized $76,744 in revenue at the commencement of the lease for sales-type leases, which is included in revenue in the condensed consolidated statements of operations and comprehensive loss. During the three months ended March 31, 2024, the Company recognized $398 in interest income for its sales-type leases, which is included in interest income in the condensed consolidated statements of operations and comprehensive loss. As of March 31, 2024, the Company's net investment in sales-type leases is $53,742, which is included in accounts receivable on the consolidated balance sheets.

Recently Issued Accounting Pronouncements

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

NOTE 4. BALANCE SHEET COMPONENTS

Inventories, Net

Inventories, net as of March 31, 2024 and December 31, 2023 consisted of the following:

	March 31, 2024	December 31, 2023
Raw materials and supplies	$2,115,054	$1,973,634
Work-in-process	169,273	158,346
Finished goods	490,241	457,752
Inventories, gross	2,774,568	2,589,732
Less: inventory reserve	(1,161,469)	(1,133,457)
Inventories, net	$1,613,099	$1,456,275

During the three months ended March 31, 2024 and 2023, the Company recorded net lower of cost or net realizable value charges of $28,012 and $231,320, respectively.

Property and Equipment, Net

Property and equipment, net as of March 31, 2024 and December 31, 2023 consisted of the following:

	March 31, 2024	December 31, 2023
Machinery and equipment	$7,225,153	$7,179,629
Leasehold improvements	897,948	897,948
Furniture and office equipment	205,897	205,897
Computer equipment and software	197,386	197,386
Property and equipment, gross	8,526,384	8,480,860
Less: accumulated depreciation and amortization	(3,121,572)	(2,829,884)
Property and equipment, net	$5,404,812	$5,650,976

Depreciation and amortization expense related to property and equipment was $256,895 and $126,115 during the three months ended March 31, 2024 and 2023, respectively.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of March 31, 2024 and December 31, 2023 consisted of the following:

	March 31, 2024	December 31, 2023
Prepaid insurance	$—	$61,342
Other prepaid assets	58,814	94,653
Other current assets	146	260
Total prepaid expenses and other current assets	$58,960	$156,255

Accrued Liabilities

Accrued liabilities as of March 31, 2024 and December 31, 2023 consisted of the following:

	March 31, 2024	December 31, 2023
Accrued payroll and related benefits	$447,488	$754,904
Accrued legal, accounting and professional fees	1,419,647	838,865
Accrued transaction costs related to the reverse recapitalization	503,600	503,600
Accrued taxes payable	116,215	89,346
Accrued interest	498,908	337,913
Other	262,989	225,677
Total accrued expenses	$3,248,847	$2,750,305

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

The Company’s financial instruments that are carried at fair value consist of Level 1 and Level 3 assets and liabilities. Level 1 assets include highly liquid bank deposits and money market funds, which were not material as of March 31, 2024 and December 31, 2023. Level 1 liabilities include the Public Warrants and are classified as Level 1 due to the use of an observable market quote in an active market. The Company measured the fair value of the Public Warrants on the date of the Closing of the Business Combination based on the close price of the Public Warrant price. Level 3 liabilities include the Junior Note Warrants (as defined in Note 8) and are classified as Level 3 due to the use of unobservable inputs in the valuation of the liability, as further described in Note 10. During the three months ended March 31, 2024 and 2023, no warrants were exercised.

The gains and losses from re-measurement of Level 1 and Level 3 financial liabilities are recorded as part of other (expense) income, net in the condensed consolidated statements of operations and comprehensive loss. During the three months ended March 31, 2024 and 2023, the Company recorded gains of $3,311 and $501,324, respectively, related to the change in fair value of the Public Warrants and the Junior Note Warrants for the periods presented. There were no transfers between Level 1, Level 2, and Level 3 in any periods presented.

The following tables set forth the fair value of the Company’s financial liabilities by level within the fair value hierarchy as of March 31, 2024 and December 31, 2023:

	At March 31, 2024
	Level 1	Level 2	Level 3	Total
Public Warrants(1)	$—	$—	$—	$—
Junior Note Warrants	—	—	2,235,208	2,235,208

	At December 31, 2023
	Level 1	Level 2	Level 3	Total
Public Warrants(1)	$—	$—	$—	$—
Junior Note Warrants	—	—	2,238,519	2,238,519

(1) The Public Warrants are a Level 1 fair value measurement, as noted further below and in Note 10 of these consolidated financial statements.

Level 1 Financial Liabilities

The following table sets forth a summary of the changes in fair value of the Company’s Level 1 financial liabilities:

	Three Months Ended March 31,	Three Months Ended March 31,
	2024	2023
Fair value, beginning of period	$—	$—
Recognition of Public Warrants upon the reverse recapitalization	—	1,336,863
Change in fair value	—	(501,324)
Fair value, end of period	$—	$835,539

On December 12, 2023, the New York Stock Exchange American (“NYSE American”) notified the Company, and publicly announced, that the NYSE American had determined to (a) commence proceedings to delist the Company’s Public Warrants, each whole warrant exercisable to purchase one share of the Company’s common stock, par value $0.0001 per share, at a price of $11.50 per share, and listed to trade on the NYSE American under the symbol “BURU.WS”, and (b) immediately suspend trading in the Public Warrants due to “abnormally low” trading price levels. As such, the Public Warrants were determined to have no value as of March 31, 2024 and December 31, 2023.

Level 3 Financial Liabilities

The following table sets forth a summary of the changes in fair value of the Company's Level 3 financial liabilities:

	Three Months Ended March 31,	Three Months Ended March 31,
	2024	2023
Fair value, beginning of period	$2,238,519	$—
Change in fair value	(3,311)	—
Fair value, end of period	$2,235,208	$—

NOTE 6. COMMITMENTS AND CONTINGENCIES

Operating Lease

The Company leases office space in Centennial, Colorado under a noncancelable operating lease agreement. The Company leases and occupies approximately 27,900 square feet of office space. The original term of the lease was set to expire in December 2024, however, in November 2023, the Company elected to extend the lease through June 2025. In recognition of the ROU asset and the related lease liability as of March 31, 2024, any further options to extend the lease term have not been included as the Company was not reasonably certain to exercise any such option.

As of March 31, 2024 and March 31, 2023, the weighted-average remaining lease term was 1.3 years and 1.8 years, respectively, and the weighted-average discount rate used was 7.0% and 5.5%, respectively.

During the three months ended March 31, 2024 and 2023, the Company recognized the following lease costs arising from the lease transaction:

	Three months ended March 31,
	2024	2023
Operating lease cost	$102,938	$85,036

The Company recognized the following cash flow transactions arising from lease transactions:

	Three months ended March 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities	$95,846	$93,053
Right-of-use assets obtained in exchange for new operating lease liabilities	—	—

On March 31, 2024, the future payments and interest expense for the operating leases are as follows:

Year Ending December 31,	Future Payments
2024	$287,537
2025	240,834
Total undiscounted cash flows	528,371
Less: imputed interest	(22,152)
Present value of lease liabilities	$506,219

Legal Proceedings

In the normal course of business, the Company may become involved in legal proceedings. The Company will accrue a liability for legal proceedings when it is probable that a liability has been incurred and the amount can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. At March 31, 2024 and December 31, 2023, the Company was not involved in any material legal proceedings.

Purchase Commitments

As of March 31, 2024, the Company had approximately $455,000 in outstanding firm purchase commitments to acquire inventory and research and development parts from suppliers for the Company's ongoing operations.

NOTE 7. REVENUE

The Company’s primary revenue-generating activity involves sales of high-powered lasers and related installation services. The Company has sales to customers throughout the U.S., Europe, and Asia. All sales are settled in U.S. dollars.

The following table presents revenue disaggregated by geography:

	Three months ended March 31,
	2024	2023
United States	$15,000	$240,000
Asia	1,546	115,500
Europe	77,003	114,489
Total	$93,549	$469,989

Revenue from contracts with customers are disaggregated as follows:

	Three months ended March 31,
	2024	2023
Revenue recognized at a point in time	$78,549	$464,989
Revenue recognized over time	15,000	5,000
Total	$93,549	$469,989

Contract liabilities consist of customer deposits that are applied to invoices as the performance obligation is performed. Accounts receivable and contract liabilities as of the periods presented were as follows:

	Accounts Receivable	Contract Liabilities
January 1, 2023	$327,200	$178,750
December 31, 2023	482,279	30,400
March 31, 2024	132,622	7,000

During the three months ended March 31, 2024 and 2023, the Company recognized $23,400 and $5,000 of revenue that was included in the contract liabilities balance at the beginning of the reporting period, respectively.

NOTE 8. NOTES AND CONVERTIBLE NOTES PAYABLE

As of March 31, 2024 and December 31, 2023, the Company's outstanding debt consisted of the following. Please refer to the remainder of this footnote for more information on the debt issued during the periods presented.

	March 31, 2024	December 31, 2023
Junior Notes Issued November 2023	$5,500,000	$5,500,000
Unamortized debt discount	(1,961,661)	(2,751,533)
Unamortized deferred financing costs	(451,144)	(600,475)
Current portion of notes payable	3,087,195	2,147,992
Senior Convertible Notes Issued June 2023	6,713,241	6,713,241
Convertible notes payable, long-term	6,713,241	6,713,241
Total debt	$9,800,436	$8,861,233

Junior Notes Issued November 2023

On November 13, 2023, the Company entered into Note and Warrant Purchase Agreements (the "Junior Note Purchase Agreements") with the lenders identified therein (the "Lenders") providing for (i) zero-interest promissory notes, issued with a 10% original issue discount, in the aggregate principal amount of $5,500,000 (the "Junior Notes"), and (ii) warrants ("Junior Note Warrants," refer to Note 10, Warrants), exercisable for an amount of the Company's common stock equal to 100% of the principal amount of the Junior Notes (limited to an aggregate of 19.9% of the Company's outstanding common stock until such time as the transaction is approved by the Company's stockholders), which will be exercisable for $0.25 per share of the Company's common stock (subject to adjustments noted in the Junior Note Purchase Agreements).

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

Refer to Note 10 for the Company's accounting for the Junior Note Warrants. As a result of that accounting, the Notes contain the original issue discount of $500,000 as well as the discount associated with the Junior Note Warrant liability of $2,668,169. The total discount is amortized over the term of the Junior Notes in accordance with FASB ASC 835 - Interest.

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

Senior Convertible Notes Issued June 2023

On June 12, 2023 and June 16, 2023, the Company entered into Note and Warrant Purchase Agreements (the “Senior Convertible Note Purchase Agreements”) with certain investors (each, an “Investor”) for the sale of (i) convertible promissory notes (“Senior Convertible Notes”) in the aggregate principal amount of $9,225,000, and (ii) warrants (“Senior Note Warrants," refer to Note 10, Warrants) to purchase up to 11,518,895 shares of the Company’s common stock from the June 12, 2023 Purchase Agreement and up to 1,889,535 shares of Common Stock from the June 16, 2023 Purchase Agreement.

The Senior Convertible Notes are senior, secured obligations of the Company, which became secured by the Company's patent portfolio per the Security Agreement as of November 2023, bear interest at the rate of 7.0% per annum, and are payable on the earlier of June 23, 2026 or the occurrence of an Event of Default, as defined in the Senior Convertible Notes. The Senior Convertible Notes are senior to the Junior Notes pursuant to an intercreditor agreement between the parties. The Senior Convertible Notes may be converted at any time following June 23, 2023 and prior to the payment in full of the principal amount of the Senior Convertible Notes at the Investor’s option. In the event of the Sale of the Company (as defined in the Senior Convertible Notes), the outstanding principal amount of each Senior Convertible Note, plus all accrued and unpaid interest not otherwise converted into equity securities pursuant to the terms of the Senior Convertible Notes, shall (i) if the Investor so elects, be converted into equity securities pursuant to the terms of the Senior Convertible Notes at a price equal to $0.688 per share (subject to appropriate adjustment from time to time for any stock dividend, stock split, combination of shares, reorganization, recapitalization, reclassification or other similar event), or (ii) be due and payable immediately prior to the closing of such Sale of the Company, together with a premium equal to 150% of the principal amount to be prepaid.

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

Series A Preferred Stock Issuances

The Company is authorized to issue 50,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of both March 31, 2024 and December 31, 2023, there were 2,388,905 shares of preferred stock issued and outstanding.

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

Legacy Nuburu entered into an engagement letter with Anzu Partners on August 30, 2022 pursuant to which Legacy Nuburu, in recognition of past Services, (i) agreed to pay $500,000 to Anzu Partners upon the closing of the Business Combination and (ii) issued a warrant with a strike price of $0.01 per share to Anzu Partners for 500,000 shares of Preferred Stock (the “Anzu Partners Warrant”). This warrant was exercised by Anzu Partners in connection with the Closing and the $500,000 payment was made during 2023.

Conversions

In November 2023, a holder of Series A Preferred Stock converted 650,000 shares of Series A Preferred Stock to 1,300,000 shares of Common Stock under the terms described under "Conversion Rights" above.

NOTE 10. WARRANTS

Liability Classified Public Warrants

November 2023 Junior Note Warrants

In connection with the Junior Notes discussed in Note 8 - Notes and Convertible Notes Payable the Company issued the Junior Note Warrants to purchase up to 22,000,000 shares of the Company's common stock. The Junior Note Warrants currently outstanding have an exercise price equal to $0.25 per share (subject to adjustment per the Junior Note Purchase Agreements) and expire on December 6, 2028. The Junior Note Purchase Agreements also provide for additional warrants to be issued if the Junior Notes remain outstanding for certain periods of time: (i) if the Junior Notes have not been repaid six months after issuance, additional warrants will be issued to each Lender in an amount equal to the principal amount of the Note multiplied by 25%, and such quotient divided by a per share cash exercise price equal to 120% of the Volume Weighted Average Price ("VWAP") of the Company's Common Stock during the ten trading days immediately prior to issuance and (ii) if the Junior Notes have not been repaid nine months after issuance, additional warrants will be issued to each Lender in an amount equal to the principal amount of the Note multiplied by 25%, and such quotient divided by a per share cash exercise price equal to 120% of the VWAP of the Company's Common Stock during the ten trading days immediately prior to issuance.

Based on the terms of the Junior Note Purchase Agreements, the Junior Note Warrants were evaluated under FASB ASC 815-40 - Derivatives and Hedging-Contracts in Entity's Own Equity ("ASC 815-40") and the Company concluded they did not initially meet the criteria to be classified in stockholders' equity (deficit). Specifically, there were contingent exercise provisions and settlement provisions that existed, as described above, where the number of shares available under the Junior Note Warrants may be adjusted. Because the number of outstanding common shares was not a fair value input to a fixed-for-fixed model, the Junior Note Warrants are treated as liabilities and are remeasured at each reporting date. The proceeds of $5,500,000 were allocated first to the Junior Note Warrant liability at fair value and then to the Junior Notes. The Company further determined that the Junior Warrant liability meets the criteria to be accounted for as a bifurcated derivative due to the significant discount it creates on the Junior Notes. The aggregate fair value of the Junior Note Warrants was estimated using a Monte Carlo simulation based approach, a Level 3 valuation. The significant inputs to the calculation of the fair value of the Junior Note Warrant liability were as follows:

	Upon Issuance	As of December 31, 2023	As of March 31, 2024
Common Stock Warrants:
Stock price	$0.18	$0.15	$0.14
Expected term (in years)	5.0	4.9	4.7
Expected volatility	66.3%	66.3%	69.8%
Risk-free interest rate	4.1%	3.8%	4.2%
Expected dividend yield	0.0%	0.0%	0.0%

Public Warrants

In connection with the closing of the Business Combination, Nuburu assumed the 16,710,785 Public Warrants outstanding on the date of Closing. As of March 31, 2024, all 16,710,785 Public Warrants remain outstanding. However, on December 12, 2023, the NYSE American notified the Company and publicly announced that the NYSE American had determined to (a) commence proceedings to delist the Company’s Public Warrants, each whole Public Warrant exercisable to purchase one share of Common Stock at a price of $11.50 per share, and listed to trade on the NYSE American under the symbol “BURU WS”, and (b) immediately suspend trading in the Public Warrants due to “abnormally low” trading price levels. As such, the Public Warrants were determined to have no value in the financial statements as of March 31, 2024.

Each whole Public Warrant entitles the registered holder to purchase one share of Common Stock at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing 30 days after the completion of the Business Combination. Pursuant to the Warrant Agreement, a warrant holder may exercise its Public Warrants only for a whole number of shares of Common Stock. The Public Warrants will expire five years after the completion of the Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

Redemptions of Public Warrants when the price of Common Stock equals or exceeds $18.00 — Once the Public Warrants become exercisable, the Company may redeem the Public Warrants:

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

Redemption of Public Warrants when the price per share of Common Stock equals or exceeds $10.00 — Once the Public Warrants become exercisable, the Company may redeem the Public Warrants:

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

Equity Classified Common Stock Warrants

June 2023 Senior Note Warrants

In connection with the issuance of the Senior Convertible Notes discussed in Note 8 - Notes and Convertible Notes Payable, the Company issued the Senior Note Warrants to purchase up to 11,518,895 shares of the Company's Common Stock pursuant to the June 12, 2023 Purchase Agreement and 1,889,535 shares of Common Stock pursuant to the June 16, 2023 Purchase Agreement. The Senior Note Warrants have an exercise price equal to $1.03 per share and expire on June 23, 2028.

As the Senior Note Warrants were part of a bundled transaction, the gross proceeds from the issuance of $9,225,000 were allocated to the Senior Convertible Notes and Senior Note Warrants based on their respective relative fair value upon issuance. The aggregate fair value of the Senior Note Warrants of $3,401,366 was estimated using the Black-Scholes option-pricing model with the following assumptions:

Upon Issuance
Common Stock Warrants:
Expected term (in years)	5.0
Expected volatility	47.9%
Risk-free interest rate	4.0%
Expected dividend yield	0.0%

The allocated proceeds from the Senior Note Warrants of $2,511,759 were recorded in additional paid-in capital in the condensed consolidated balance sheets upon issuance of the Senior Note Warrants.

NOTE 11. STOCK-BASED COMPENSATION

As of March 31, 2024, the Company had an active stock-based incentive compensation plan and an employee stock purchase plan: the 2022 Equity Incentive Plan (the “2022 Plan”) and the 2022 Employee Stock Purchase Plan (the “ESPP”). All new equity compensation grants are issued under these two plans; however, outstanding awards previously issued under inactive plans will continue to vest and remain exercisable in accordance with the terms of the respective plans.

The 2022 Plan provides for the grant of stock and stock-based awards including stock options, restricted stock, restricted stock units, performance awards, and stock appreciation rights. As of March 31, 2024, there are approximately 1.5 million shares available for grant under the 2022 Plan and 0.4 million shares available for grant under the ESPP.

Stock-Based Compensation Expense

Total stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations and comprehensive loss is classified as follows:

	Three months ended March 31,
	2024	2023
Cost of revenue	$125,632	$128,743
Research and development	139,050	136,765
Selling and marketing	80,925	11,687
General and administrative	268,508	186,783
Total stock-based compensation expense	$614,115	$463,978

The Company’s stock-based compensation expense is based on the value of the portion of stock-based payment awards that are ultimately expected to vest. During the three months ended March 31, 2024 and 2023, stock-based compensation relating to stock-based awards granted to consultants was $69,800 and $117,089, respectively.

Restricted Stock Units

The Company grants Restricted Stock Units ("RSUs") to its employees for their services with a liquidity event requirement. The RSUs granted to employees vest over a period of time from the grant date and are subject to the participants continuing service to the Company over the period.

	RSUs
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2023	888,373	$5.22
RSUs granted	—	$—
RSUs vested	(17,235)	$4.86
RSUs forfeited	—	$—
Unvested at March 31, 2024	871,138	$5.22

The total grant date fair value of RSUs vested was $240,090 and $849,870 during the three months ended March 31, 2024 and 2023, respectively.

As of March 31, 2024, total unrecognized stock-based compensation costs related to RSUs were $2,302,353, which are expected to be recognized over a remaining weighted average period of 1.1 years. As of March 31, 2024, all of the outstanding RSUs are expected to vest.

Stock Options

The Company's outstanding stock options generally expire 10 years from the date of grant and are exercisable when the options vest, generally over four years, the majority of which vest at a rate of 25% on the first anniversary of the grant date, with the remainder vesting ratably each month over the next three years. A summary of stock option activity is as follows:

	Number of Stock Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2023	7,547,750	$1.86	7.9	$—
Options granted	165,835	$0.17
Options exercised	—	$—
Options cancelled or forfeited	(866,794)	$4.39
Options outstanding at March 31, 2024	6,846,791	$1.50	8.6	$—
Options exercisable at March 31, 2024	2,777,478	$2.17	7.8	$—
Options vested and expected to vest at March 31, 2024	6,846,791	$1.50	8.6	$—

The weighted-average grant date fair value of options granted to employees and consultants was $0.17 and nil per share for the three months ended March 31, 2024 and 2023, respectively.

Aggregate intrinsic value represents the difference between the estimated fair value of the underlying Common Stock and the exercise price of outstanding, in-the-money options. The aggregate intrinsic value of options exercised was nil for the three months ended March 31, 2024 and 2023.

As of March 31, 2024, total unrecognized stock-based compensation cost related to stock options was $1,600,504, which is expected to be recognized over a weighted-average period of 2.2 years.

Determining the appropriate fair value of stock based awards requires the input of subjective assumptions including the fair value of the Company’s Common Stock, the expected life of the option, and expected stock price volatility. The Company used the Black Scholes option pricing model to value its stock option awards.

The Company estimates the fair value of the options utilizing the Black-Scholes option pricing model, which is dependent upon several variables, including expected option term, expected volatility of the Company’s share price over the expected term, expected risk-free interest rate over the expected option term, and expected dividend yield rate over the expected option term, and actual forfeiture rates. A summary of the weighted-average assumptions the Company utilized for option grants during the three months ended March 31, 2024 and 2023, respectively, are as follows:

	Three Months Ended March 31,
	2024	2023
Expected term (in years)	4.0	5.0
Expected volatility	47.8%	36.0%
Risk-free interest rate	4.0%	2.2%
Expected dividend yield	0.0%	0.0%

NOTE 12. INCOME TAX

Due to its current operating losses, the Company recorded zero income tax expense during the three months ended March 31, 2024 and 2023. During these periods, the Company’s activities were limited to U.S. federal and state tax jurisdictions, as it does not have any significant foreign operations.

Due to the Company’s history of cumulative losses and after considering all the available objective evidence, management concluded that it is not more likely than not that all of the Company’s net deferred tax assets will be realized in the future. Accordingly, the Company’s deferred tax assets, which include net operating loss (“NOL”) carryforwards and tax credits related primarily to research and development, continue to be subject to a valuation allowance as of March 31, 2024. The Company expects to continue to maintain a full valuation allowance until there is sufficient evidence to support recoverability of its deferred tax assets.

Utilization of the NOL carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended, and similar state provisions. Generally, in addition to certain entity reorganizations, the limitation applies when one or more "5-percent stockholders" increase their ownership, in the aggregate, by more than 50 percentage points over a 36-month time period testing period, or beginning the day after the most recent ownership change, if shorter. The Company has determined that a Section 382 change in ownership occurred during 2023. As a result of this change in ownership, we expect that certain of the Company's NOLs may not be utilized in the future to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. However, due to the full valuation allowance recorded as of March 31, 2024, the limitation does not affect the Company's results of operations for the periods presented.

NOTE 13. NET LOSS PER SHARE

Diluted earnings per share (“EPS”) includes the dilutive effect of Common Stock equivalents and is computed using the weighted-average number of Common Stock and Common Stock equivalents outstanding during the reporting period. Diluted EPS for the three months ended March 31, 2024 and 2023 excluded Common Stock equivalents because the effect of their inclusion would be anti-dilutive or would decrease the reported loss per share. The following table sets forth securities outstanding that could potentially dilute the calculation of diluted earnings per share:

	For the Three Months Ended March 31,
	2024	2023
Stock options outstanding	6,846,791	3,099,770
Warrants to purchase Common Stock - liability classified	38,710,785	16,710,785
Warrants to purchase Common Stock - equity classified	13,408,430	—
Unvested restricted stock units	871,138	403,611
If-converted Common Stock from Series A Preferred Stock(1)	6,077,810	6,077,810
If-converted Common Stock from convertible notes	13,426,430	—
Total	79,341,384	26,291,976

(1) Assumes that all shares of Series A Preferred Stock are converted into Common Stock at a conversion rate equal to $10.00 divided by $5.00, representing the maximum number of shares issuable to holders of Series A Preferred Stock.

NOTE 14. SUBSEQUENT EVENTS

Special Shareholder Meeting

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

Securities Purchase Agreement

On April 3, 2024, the Company entered into a Securities Purchase Agreement (the “SPA”) with certain accredited investors pursuant to which such investors agreed to purchase from the Company $3,000,000 of newly issued shares (the “Shares”) of the Company’s Common Stock, at a per Share purchase price of $0.125 per Share, or 24,000,000 shares.

Pursuant to the SPA, the Company issued to such investors warrants exercisable for an amount of Common Stock equal to 100% of the Shares, which will be exercisable for $0.1625 per share of Common Stock and have a 5-year term. The investors also have the right to nominate two directors for election to the Company’s board of directors.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The interim financial statements included in this Quarterly Report and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2023, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Annual Report filed with the SEC on April 15, 2024, as subsequently amended by the Form 10-K/A filed with the SEC on April 29, 2024. In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are subject to risks and uncertainties, including those under “Risk Factors” in this Quarterly Report and our Annual Report that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements.

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

Nuburu is currently shipping blue laser systems for welding applications such as batteries, large screen displays, and cell phone components. Nuburu has over 220 granted and pending patents and patent applications globally, which include: blue laser applications such as welding, blue laser technologies, single mode blue laser technology, blue Raman laser technologies, addressable array technologies, and 3D printing using blue lasers. Notably, Nuburu has been awarded patent protection for the use of high-power blue lasers.

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

We generated total revenue of $93,549 and $469,989 and had net losses of $5,700,653 and $4,767,517 during the three months ended March 31, 2024 and 2023, respectively.

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

The Business Combination

On January 31, 2023, we consummated the Business Combination. We received net proceeds from the Business Combination totaling $3,243,079, prior to deducting transaction and issuance costs, which exceed this amount.

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

Recent Developments

Operational Efficiency and Cost Reduction Measures

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

Special Shareholder Meeting

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

April 2024 SPA Agreement

On April 3, 2024, we entered into a Securities Purchase Agreement (the “SPA”) with certain accredited investors pursuant to which such investors agreed to purchase from the Company $3,000,000 of newly issued shares (the “Shares”) of the Company’s Common Stock, at a per Share purchase price of $0.125 per Share, or 24,000,000 shares.

Pursuant to the SPA, the Company issued to the investors warrants exercisable for an amount of Common Stock equal to 100% of the Shares, which will be exercisable for $0.1625 per share of Common Stock and have a 5-year term. The investors also have the right to nominate two directors for election to the Company’s board of directors.

Key Factors Affecting Our Performance

Commercial Launch of Products

In 2022 and early 2023, we began the production and shipment of our AO-650 laser. We announced the commercial launch of the first laser in the NUBURU BLTM series, the BL-250, in January 2023. We announced the commercial launch of the BL-1Kw in June 2023 and in the early second quarter of 2024, we have expanded our BL product line to include the BL-300. We have shifted our future focus to manufacturing and shipping the BL series.

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

Interest Expense

Interest expense consists primarily of interest owed on our outstanding debt, as further described in Note 8 in the condensed consolidated financial statements included in Item 1 of this Quarterly Report.

Other Income (Expense), Net

Other income (expense), net consists primarily of changes in the fair value of our liability-classified warrants, which are re-measured to fair value at each balance sheet date with the corresponding gain or loss from the adjustment recorded as a component of other income (expense), net. Refer to Note 10 in the condensed consolidated financial statements included in Item 1 of this Quarterly Report for more information.

Results of Operations

Comparison of the three months ended March 31, 2024 and 2023

The following tables set forth our operations for the periods presented:

	Three Months Ended March 31,
	2024	2023	$ Change
Revenue	$93,549	$469,989	$(376,440)
Cost of revenue	856,956	1,212,437	(355,481)
Gross margin	(763,407)	(742,448)	(20,959)
Operating expenses:
Research and development	766,495	1,332,305	(565,810)
Selling and marketing	345,590	176,256	169,334
General and administrative	2,889,345	3,050,259	(160,914)
Total operating expenses	4,001,430	4,558,820	(557,390)
Loss from operations	(4,764,837)	(5,301,268)	536,431
Interest income	11,740	32,427	(20,687)
Interest expense	(950,867)	—	(950,867)
Other income, net	3,311	501,324	(498,013)
Loss before provision for income taxes	$(5,700,653)	$(4,767,517)	$(933,136)
Provision for income taxes	—	—	—
Net loss and comprehensive loss	$(5,700,653)	$(4,767,517)	$(933,136)

Revenue. Revenue decreased $376,440 during the three months ended March 31, 2024 compared to the same period in 2023. This decrease is primarily due to a decrease in the number of laser system sales during the period as we work to optimize the BLTM series.

Cost of Revenue. Cost of revenue decreased $355,481 during the three months ended March 31, 2024 compared to the same period in 2023. This decrease is primarily due to a period-over-period decrease of $861,000 of direct job costs due to decreased production of the laser systems as we focus on optimizing the BL-250 and the BL-300. This decrease was partially offset by increases of approximately $410,000 of operations personnel expenses as we expanded our production team later in 2023 and approximately $146,000 of other overhead costs period-over-period.

Research and Development. Research and development expenses decreased $565,810 during the three months ended March 31, 2024 compared to the same period in 2023. This decrease is primarily due to approximately $242,000 of lower spend on the BLTM series as it transitioned to production in 2023 as well as $241,000 of lower personnel costs due to the cost reduction measures instituted by management in the first quarter of 2024, as further discussed in "Recent Developments" above.

Selling and Marketing. Selling and marketing expenses increased $169,334 during the three months ended March 31, 2024 compared to the same period in 2023. This increase is primarily due to the addition of our new Chief Marketing and Sales Officer in March 2023 as well as other sales and marketing personnel hired during late 2023 and early 2024.

General and Administrative. General and administrative expenses decreased $160,914 during the three months ended March 31, 2024 compared to the same period in 2023. This decrease is primarily driven by decreased professional fees associated with legal, compliance and accounting matters, which were heightened in the first quarter of 2023 due to the Business Combination and the transition to being a public company.

Interest Income. Interest income decreased $20,687 during the three months ended March 31, 2024 compared to the same period in 2023 due to lower cash balances between periods.

Interest Expense. Interest expense increased $950,867 during the three months ended March 31, 2024 compared to the same period in 2023 primarily due to higher debt balances between periods. Interest expense in the first quarter of 2024 was comprised of interest accrued on the Senior Convertible Notes and the debt discount amortization for the Junior Notes. No interest was incurred during the first quarter of 2023 Refer to Note 8 in the condensed consolidated financial statements included in Note 1 of this Quarterly Report for more information on our debt obligations.

Other income (expense), net. Other income (expense), net decreased $498,013 during the three months ended March 31, 2024 compared to the same period in 2023 due to the decrease in the fair value of the Public Warrants as of March 31, 2023. The difference in the fair value of the Public Warrants as of March 31, 2023 and the Closing decreased significantly and led to a gain of $501,324 recorded during the first quarter of 2023. As of December 31, 2023, the Public Warrants have a zero value due to being delisted from the NYSE American, as further discussed in Note 10 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report. The gain recorded in the first quarter of 2024 resulted from the slight decrease in fair value of the Junior Note Warrants between December 31, 2023 and March 31, 2024.

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

As of March 31, 2024, we had cash and cash equivalents of $231,885 as compared to $2,148,700 as of December 31, 2023. Our cash flows from operations are not sufficient to fund our current operating model and expansion plans. On the second anniversary of the Closing Date, the Company must also, under certain circumstances, redeem the maximum portion of the Preferred Stock as permitted by law in cash at an amount equal to the Original Issuance Price as of such date. Notwithstanding the foregoing, the Company shall not be required to redeem any shares of Preferred Stock to the extent the Company does not have legally available funds to effect such redemption.

From inception through March 31, 2024, we have incurred operating losses and negative cash flows from operating activities. For the three months ended March 31, 2024 and 2023, we have incurred operating losses, including net losses of $5,700,653 and $4,767,517, respectively, and we have an accumulated deficit of $87,599,345 as of March 31, 2024. We anticipate that we will incur net losses for the foreseeable future and, even if we increase our revenue, there is no guarantee that it will ever become profitable. All of the aforementioned factors raise substantial doubt about our ability to continue as a going concern. We expects to continue to expand our operations, including by investing in manufacturing, sales and marketing, research and development and infrastructure to support our growth.

Until we can generate sufficient revenue to cover our operating expenses, working capital, and capital expenditures, we will rely on private and public capital raising efforts.

We would also obtain additional funds if the holders of our Public Warrants and private warrants issued in 2023 (refer to Note 10 in the condensed consolidated financial statements included in Note 1 of this Quarterly Report for more information) were to exercise their warrants. However, the exercise price is $11.50 per share of Common Stock for our Public Warrants, $1.03 per share of Common Stock for our Senior Note Warrants, and $0.25 per share of Common Stock for our Junior Note Warrants, respectively, which exceeds $0.131, the closing price of our Common Stock on the NYSE American on May 14, 2024. The likelihood that warrant holders will exercise the warrants and any cash proceeds that we would receive is dependent upon the market price of our Common Stock. If the market price for our Common Stock is less than the exercise price per share, we believe warrant holders will be unlikely to exercise their warrants.

The further development of our products, commencement of commercial operations and expansion of our business will require a significant amount of cash for expenditures. Our ability to successfully manage this growth will depend on many factors, including our working capital needs, the availability of equity or debt financing and, over time, our ability to generate cash flows from operations.

Given the Company’s current liquidity position, the Company will need to raise additional capital. If we raise additional funds by issuing equity securities, this would result in dilution to our stockholders. If we raise additional funds by issuing any additional preferred stock, such securities may also provide for rights, preferences, or privileges senior to those of holders of Common Stock. If we raise additional funds by issuing debt securities, such debt securities would have rights, preferences and privileges senior to those of holders of Common Stock. The terms of debt securities or borrowings could impose significant restrictions on our operations. The credit market and financial services industry have in the past, and may in the future, experience periods of uncertainty that could impact the availability and cost of equity and debt financing.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the periods presented.

	Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(2,093,442)	$(4,050,573)
Net cash used in investing activities	-	(344,801)
Net cash provided by financing activities	176,627	3,038,166

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

Net cash used in operating activities was $2,093,442 and $4,050,573 for the three months ended March 31, 2024 and 2023, respectively. The decrease in net cash flows used in operating activities is primarily driven by decreased operating expenses and changes in working capital, partially offset by decreases in revenue.

Cash flows from investing activities

Our cash flows from investing activities have been comprised primarily of purchases of equipment and installation of improvements to our leased facilities and headquarters.

Net cash used in investing activities was nil and $344,801 for the three months ended March 31, 2024 and 2023, respectively. The decrease was primarily due to purchases of equipment to build out our production line that occurred during the first quarter of 2023.

Cash flows from financing activities

We have financed our operations primarily through the sale of preferred stock and promissory notes.

Net cash provided by financing activities was $176,627 and $3,038,166 for the three months ended March 31, 2024 and 2023, respectively. Net cash provided by financing in activities in the first quarter of 2024 is comprised of proceeds from the issuance of Common Stock, offset by payments of accrued debt issuance costs for the Junior Notes. Net cash provided by financing in activities in the first quarter of 2023 is comprised of proceeds received from the issuance of convertible promissory notes and warrants, proceeds from the issuance of Common Stock from the Lincoln Park Purchase Agreement, and the proceeds received from the Closing of the Business Combination. These combined proceeds were partially offset by payments of transaction costs associated with the Business Combination.

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

The following table presents our key performance indicators for the three months ended.

	Three Months Ended March 31,
	2024	2023	$ Change
Revenue	$93,549	$469,989	$(376,440)
Total gross margin	(763,407)	(742,448)	(20,959)
EBITDA(1)	(4,504,631)	(4,673,829)	169,198
Capital expenditures	—	(344,801)	344,801
Free cash flow(1)	(2,093,442)	(4,395,374)	2,301,932

(1) EBITDA and Free cash flow are non-GAAP financial measures. See “Non-GAAP Information” below for our definitions of, and additional information about, EBITDA and Free cash flow and for a reconciliation to the most directly comparable U.S. GAAP financial measures.

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

Reconciliation

The following table reconciles our net loss (the most directly comparable GAAP measure) to EBITDA for the periods presented:

	Three Months Ended March 31,
	2024	2023
Net loss	$(5,700,653)	$(4,767,517)
Interest (income) expense, net	939,127	(32,427)
Income tax expense	—	—
Depreciation and amortization	256,895	126,115
EBITDA	$(4,504,631)	$(4,673,829)

The following table reconciles our net cash used in operating activities (the most directly comparable GAAP measure to Free cash flow) to Free cash flow for the three months ended:

	Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(2,093,442)	$(4,050,573)
Capital expenditures	-	(344,801)
Free cash flow	$(2,093,442)	$(4,395,374)

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

For our contractual obligations that are expected to have an effect on our liquidity and cash flow, see section “Notes to Condensed Consolidated Financial Statements – Note 6 – Commitments and Contingencies” in the condensed consolidated financial statements.

Critical Accounting Estimates

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

There have been no significant changes to our accounting policies during the three months ended March 31, 2024, as compared to the critical accounting policies described in our audited financial statements included in the Form 10-K filed with the SEC on April 15, 2024, and as subsequently amended by the Form 10-K/A filed with the SEC on April 29, 2024.

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

Item 4. Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the most recent fiscal quarter of 2024 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

None other than as set forth in the Current Reports on Form 8-K we filed with the SEC on February 6, 2023, as amended, March 10, 2023, June 13, 2023, June 29, 2023, November 15, 2023, April 4, 2024, and May 6, 2024 which are hereby incorporated by reference.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this on Form 10-Q.

		Incorporated by Reference
No.	Description of Exhibit	Form	File No.	Exhibit No.	Filing Date
2.1†	Business Combination Agreement, dated as of August 5, 2022, by and among Tailwind Acquisition Corp., Compass Merger Sub, Inc. and Nuburu, Inc.	8-K	001-39489	2.1	August 8, 2022
3.1	Amended and Restated Bylaws of the Company.	8-K	001-39489	3.2	September 9, 2020
3.2	Amended and Restated Certificate of Incorporation of the Company.	8-K	001-39489	3.1	February 6, 2023
3.3	Certificate of Designations of the Company.	8-K	001-39489	3.3	February 6, 2023
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

Date: May 15, 2024	Nuburu, Inc.

	By:	/s/ Ron Nicol
	Name:	Ron Nicol
	Title:	Executive Chairman
(Principal Executive Officer)

	By:	/s/ Brian Knaley
	Name:	Brian Knaley
	Title:	Chief Executive Officer
(Principal Financial and Accounting Officer)