Form 10-K/A
period 2023-12-31
Nuburu, Inc.
filed 2024-08-12
CIK 1814215

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

The number of shares of Registrant's Common Stock outstanding as of August 8, 2024 was 3,273,388 shares.

Documents Incorporated by Reference

None.

EXPLANATORY NOTE

Nuburu, Inc. (referred to herein as the "Company," "Nuburu," "we," "us," or "our") is filing this amendment No. 2 on Form 10-K/A (this "Amendment No. 2") to amend our Annual Report on Form 10-K for the year ended December 31, 2023, originally filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2024 (the “Original 10-K”) and amended on April 29, 2024 ("Amendment No. 1"). This amendment solely corrects typographical errors in the Report of Independent Registered Public Accounting Form on page F-2 of this document.

Except for the changes described above, including the filing of related certifications added to the exhibit list in Part IV, and the changes included in Amendment No. 1, this Amendment No. 2 makes no changes to the Original 10-K. This Amendment No. 2 does not reflect events occurring after the filing of the Original 10-K or modify disclosures affected by subsequent events. Accordingly, this Amendment No. 2 should be read in conjunction with the Original 10-K and other filings with the SEC. Terms used but not otherwise defined in this Amendment No. 2 have such meaning as ascribed to them in the Original 10-K.

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

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date

2.1†	Business Combination Agreement, dated as of August 5, 2022, by and among Tailwind Acquisition Corp., Compass Merger Sub, Inc. and Nuburu, Inc.	8-K	001-39489	2.1	August 8, 2022

2.2	Securities Purchase Agreement, dated as of April 3, 2024, by and between Nuburu, Inc. and the parties thereto	10-K	001-39489	2.2	April 15, 2024

3.1	Amended and Restated Bylaws of the Company.	8-K	001-39489	3.2	September 9, 2020

3.2	Amended and Restated Certificate of Incorporation of the Company.	8-K	001-39489	3.1	February 6, 2023

3.3	Certificate of Designations of the Company.	8-K	001-39489	3.3	February 6, 2023

4.1	Specimen Common Stock Certificate .	8-K	001-39489	4.1	February 6, 2023

4.2	Specimen Preferred Stock Certificate .	8-K	001-39489	4.2	February 6, 2023

4.3	Specimen Warrant Certificate.	S-1	333-248113	4.3	August 26, 2020

4.4	Warrant Agreement, dated as of September 9, 2020, by and between the Company and Continental Stock Transfer & Trust Company.	8-K	001-39489	4.1	September 9, 2020

4.5	Description of Registrant’s Securities.	10-K	001-39489	4.5	April 15, 2024

10.1	Investment Management Trust Agreement, dated as of September 9, 2020, by and between the Company and Continental Stock Transfer & Trust Company.	8-K	001-39489	10.2	September 9, 2020

10.2	Registration and Stockholder Rights Agreement, dated as of September 9, 2020, by and between the Company and the Sponsor.	8-K	001-39489	10.3	September 9, 2020

10.3	Letter Agreement, dated as of September 3, 2020, among the Company, the Sponsor and the Company’s then current officers and directors.	8-K	001-39489	10.4	September 9, 2020

10.4	Amendment to Letter Agreement, dated November 22, 2022, by and among the Company, the Sponsor, and the Company’s then current officers and directors.	8-K	001-39489	10.4	November 22, 2022

10.5	Amended and Restated Letter Agreement, dated January 31, 2023, by and among the Company, the Sponsor , and the other parties set forth on the signature pages thereto.	8-K	001-39489	10.4	January 31, 2023

10.6	Administrative Services Agreement, dated as of September 9, 2020, by and between the Company and the Sponsor.	8-K	001-39489	10.5	September 9, 2020

10.7	Sponsor Support and Forfeiture Agreement, dated as of August 5, 2022, by and among the Sponsor, the Company and Legacy Nuburu.	8-K	001-39489	10.1	August 8, 2022

10.8	Amendment to Sponsor Support and Forfeiture Agreement, dated November 22, 2022, by and among the Company, Legacy Nuburu, and the Sponsor.	8-K	001-39489	10.1	November 22, 2022

10.9	Amended and Restated Sponsor Support and Forfeiture Agreement, dated January 31, 2023, by and among the Company, the Sponsor and Legacy Nuburu.	8-K	001-39489	10.3	January 31, 2023

10.10	Stockholder Support Agreement, dated as of August 5, 2022, by and among the Company and certain stockholders of Legacy Nuburu.	8-K	001-39489	10.2	August 8, 2022

10.11	Amended and Restated Registration Rights and Lock-Up Agreement, dated August 5, 2022, by and among the Company and the parties listed on the signature pages thereto.	8-K	001-39489	10.3	August 8, 2022

10.12	Amendment to Amended and Restated Registration Rights Lock-Up Agreement, dated November 22, 2022, by and among the Company and the Holders (defined therein).	8-K	001-39489	10.2	November 22, 2022

10.13	Second Amendment to Amended and Restated Registration Rights Lock-up Agreement, dated January 31, 2023, by and among the Company and the Holders (defined therein).	8-K	001-39489	10.2	January 31, 2023

10.14	Third Amendment to Amended and Restated Registration Rights Lock-up Agreement, dated January 31, 2023, by and among the Company and the Holders(defined therein) (incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed with the SEC on February 6, 2023).	8-K	001-39489	10.14	February 6, 2023

10.15	Fourth Amendment to Amended and Restated Registration Rights Lock-up Agreement, dated March 10, 2023, by and among the Company and the Holders(defined therein) (incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed with the SEC on February 10, 2023).	8-K	001-39489	10.1	March 10, 2023

10.16	Preferred Stock Sale Option Agreement, dated August 5, 2022, by and among the Company and the parties listed on Schedule A thereto.	8-K	001-39489	10.4	August 8, 2022

10.17	Amendment to Preferred Stock Sale Option Agreement, dated November 22, 2022, by and among the Company and the Holders (as defined therein).	8-K	001-39489	10.3	November 22, 2022

10.18	Second Amendment to Preferred Stock Sale Option Agreement, dated November 28, 2022 by and among the Company and the Holders (as defined therein).	8-K	001-39489	10.1	November 29, 2022

10.19	Third Amendment to Preferred Stock Sale Option Agreement, dated November 28, 2022 by and among the Company and the Holders (as defined therein).	8-K	001-39489	10.2	March 10, 2023

10.20	Purchase Agreement, dated August 5, 2022, by and among the Company, Legacy Nuburu and Lincoln Park.	8-K	001-39489	10.5	August 8, 2022

10.21	Registration Rights Agreement, dated August 5, 2022, by and among the Company, Legacy Nuburu and Lincoln Park.	8-K	001-39489	10.6	August 8, 2022

10.22#	Nuburu, Inc. 2022 Equity Incentive Plan.	8-K	001-39489	10.20	February 6, 2023

10.23#	Nuburu, Inc. 2022 Employee Stock Purchase Plan and forms of agreement thereunder.	8-K	001-39489	10.21	February 6, 2023

10.24#	Nuburu, Inc. Executive Incentive Compensation Plan.	8-K	001-39489	10.22	February 6, 2023

10.25#†	Amended and Restated Employment Agreement, effective December 3, 2022, by and between Mark Zediker and Legacy Nuburu.	S-4/A	333-267403	10.18	November 29, 2022

10.26#	Employment Agreement, effective December 2, 2022, by and between Brian Knaley and Legacy Nuburu.	S-4/A	333-267403	10.19	November 29, 2022

10.27#†	Amended and Restated Employment Agreement, effective December 2, 2022, by and between Brian Faircloth and Legacy Nuburu.	S-4/A	333-267403	10.20	November 29, 2022

10.28#	Form of Director Letter Agreement.	S-4/A	333-267403	10.22	November 29, 2022

10.29#	Form of Nuburu, Inc. Indemnification Agreement.	8-K	001-39489	10.27	February 6, 2023

10.30†	Amended and Restated Lease Agreement between CSM Equities, L.L.C. and Legacy Nuburu, dated September 26, 2019.	S-4/A	333-267403	10.13	November 7, 2022

10.31	Share Transfer Agreement, dated January 25, 2023, by and between the Sponsor and the party set forth on the signature pages thereto.	8-K	001-39489	10.1	January 31, 2023

10.32	Letter Agreement, dated November 28, 2022, by and among Tailwind Acquisition Corp. and the other parties set forth on the signature pages thereto.	8-K	001-39489	10.2	November 28, 2022

10.33	Form of Convertible Promissory Note.	8-K	001-39489	4.1	June 13, 2023

10.34	Form of Warrant to Purchase Shares of Common Stock.	8-K	001-39489	4.2	June 13, 2023

10.35	Note and Warrant Purchase Agreement dated June 12, 2023.	8-K	001-39489	10.1	June 13, 2023

10.36	Registration Rights and Lock-up Agreement.	8-K	001-39489	10.2	June 13, 2023

10.37	Director Letter Agreement, dated August 31, 2023, by and between Nuburu, Inc. and John Bolton.	10-Q	001-39489	10.3	November 9, 2023

10.38	Confidential Separation and Release Agreement, dated November 1, 2023, by and between Nuburu, Inc. and Dr. Mark Zediker.	10-Q	001-39489	10.4	November 9, 2023

10.39	Note and Warrant Purchase Agreement, dated November 13, 2023, by and between Nuburu, Inc. and the lenders party thereto.	10-K	001-39489	10.39	April 15, 2024

10.40	Form of Promissory Note.	10-K	001-39489	10.40	April 15, 2024

10.41	Form of Warrant to Purchase Shares of Common Stock.	10-K	001-39489	10.41	April 15, 2024

10.42	Registration Rights Agreement, dated November 13, 2023, by and between Nuburu, Inc.	10-K	001-39489	10.42	April 15, 2024

10.43	Intercreditor and Subordination Agreement, dated November 13, 2023, by and between Nuburu, Inc. and the parties thereto.	10-K	001-39489	10.43	April 15, 2024

10.44	Note Exchange Agreement, by and between Nuburu, Inc. and the parties thereto.	10-K	001-39489	10.44	April 15, 2024

10.45	Form of Senior Secured Convertible Promissory Note.	10-K	001-39489	10.45	April 15, 2024

10.46	Form of Warrant to Purchase Shares of Common Stock	10-K	001-39489	10.46	April 15, 2024

10.47	Board of Directors Compensation Policy	10-K	001-39489	10.47	April 15, 2024

10.48	Amendment to Employment Agreement, effective November 1, 2023, by and between Nuburu, Inc. and Brian Knaley.	10-K/A	001-39489	10.48	April 29, 2024

10.49	Amendment to Employment Agreement, effective January 1, 2024, by and between Nuburu, Inc. and Brian Faircloth.	10-K/A	001-39489	10.49	April 29, 2024

21.1	List of Subsidiaries of Nuburu, Inc.	8-K	001-39489	21.1	February 6, 2023

24.1	Power of Attorney (included on the signature page of the Original Form 10-K)	10-K	001-39489	24.1	April 15, 2024

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).	10-K	001-39489	31.1	April 15, 2024

31.2	Certification of the Principal Financial and Accounting Officer required by Rule 13a-14(a) or Rule 15d-14(a).	10-K	001-39489	31.2	April 15, 2024

31.3*	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.4*	Certification of the Principal Financial and Accounting Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1**	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350	10-K	001-39489	32.1	April 15, 2024

32.2**	Certification of the Principal Financial and Accounting Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350	10-K	001-39489	32.2	April 15, 2024

97	Nuburu, Inc. Clawback Policy	10-K	001-39489	97	April 15, 2024

101.INS*	XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

104*	104 Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

August 12, 2024

Name	Position	Date

/s/ Ron Nicol	Executive Chairman	August 12, 2024
Ron Nicol	(Principal Executive Officer)

/s/ Brian Knaley	Chief Executive Officer	August 12, 2024
Brian Knaley	(Principal Financial and Accounting Officer)

*	Director	August 12, 2024
Daniel Hirsch

*	Director	August 12, 2024
Lily Yan Hughes

*	Director	August 12, 2024
Kristi Hummel

*	Director	August 12, 2024
Elizabeth Mora

By:

/s/ Brian Knaley
Name:	Brian Knaley
Title:	Attorney-in-fact

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has sustained recurring operating losses and negative cash flows from operating activities and substantial doubt exists about the Company's ability to continue as a going concern. Management's evaluation of the events and conditions and management's plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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