Form 10-Q
period 2024-06-30
Nuburu, Inc.
filed 2024-08-14
CIK 1814215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 8, 2024, the registrant had 3,273,388 shares of common stock, $0.0001 par value per share, outstanding.

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

PART 1 – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

NUBURU, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$117,188	$2,148,700
Accounts receivable	73,275	482,279
Inventories, net of reserve of $1,161,469 and $1,133,457 at June 30, 2024 and December 31, 2023, respectively	1,526,402	1,456,275
Deferred financing costs	—	50,000
Prepaid expenses and other current assets	894,679	156,255
Total current assets	2,611,544	4,293,509
Property and equipment, net	5,343,753	5,650,976
Operating lease right-of-use assets	397,388	586,164
Other assets	34,359	34,359
TOTAL ASSETS	$8,387,044	$10,565,008

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$5,675,344	$4,744,606
Accrued expenses	4,316,645	2,750,305
Current portion of operating lease liability	418,162	355,385
Contract liabilities	24,000	30,400
Shareholder advances	644,936	—
Current portion of notes payable	2,423,274	2,147,992
Total current liabilities	13,502,361	10,028,688
Operating lease liability, net of current portion	—	237,369
Convertible notes payable	5,385,147	6,713,241
Warrant liabilities	452,007	2,238,519
TOTAL LIABILITIES	19,339,515	19,217,817
Commitments and Contingencies (Note 6)
Stockholders’ Deficit
Convertible preferred stock, $0.0001 par value; 50,000,000 shares authorized; 2,388,905 shares issued and outstanding at June 30, 2024 and December 31, 2023	239	239
Common stock, $0.0001 par value; 250,000,000 shares authorized; 3,247,323 and 922,362 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively (1)	325	92
Additional paid-in capital (1)	89,333,698	73,245,552
Accumulated deficit	(100,286,733)	(81,898,692)
Total Stockholders’ Deficit	(10,952,471)	(8,652,809)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$8,387,044	$10,565,008
(1)
Periods presented have been adjusted to reflect the 1-for-40 reverse stock split on July 23, 2024. See Note 2 - Summary of Significant Accounting Policies for additional information.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NUBURU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$49,278	$1,054,062	$142,827	$1,524,051
Cost of revenue	733,726	2,485,264	1,590,682	3,697,701
Gross margin	(684,448)	(1,431,202)	(1,447,855)	(2,173,650)
Operating expenses:
Research and development	683,381	1,619,411	1,449,876	2,951,716
Selling and marketing	(73,070)	366,406	272,520	542,662
General and administrative	2,111,018	3,024,013	5,000,363	6,074,272
Total operating expenses	2,721,329	5,009,830	6,722,759	9,568,650
Loss from operations	(3,405,777)	(6,441,032)	(8,170,614)	(11,742,300)
Interest income	4,741	12,489	16,481	44,916
Interest expense	(941,614)	(12,384)	(1,892,481)	(12,384)
Change in fair value of warrant liabilities, net	1,783,201	334,215	1,786,512	835,539
Loss on extinguishment of debt	(10,346,108)	—	(10,346,108)	—
Other income, net	218,169	—	218,169	—
Loss before provision for income taxes	$(12,687,388)	$(6,106,712)	$(18,388,041)	$(10,874,229)
Provision for income taxes	—	—	—	—
Net loss and comprehensive loss	$(12,687,388)	$(6,106,712)	$(18,388,041)	$(10,874,229)
Net loss per common share, basic and diluted (1)	$(7.60)	$(7.02)	$(14.18)	$(14.42)
Weighted-average common shares used to compute net loss per common share, basic and diluted (1)	1,670,052	869,401	1,296,478	754,280

(1)
Periods presented have been adjusted to reflect the 1-for-40 reverse stock split on July 23, 2024. See Note 2 - Summary of Significant Accounting Policies for additional information.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NUBURU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT

(UNAUDITED)

	Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares (1)	Amount (1)	Additional Paid-in Capital (1)	Accumulated Deficit	Total Stockholders' Deficit
Balance as of December 31, 2023	2,388,905	$239	922,362	$92	$73,245,552	$(81,898,692)	$(8,652,809)
Issuance of Common Stock	—	—	40,000	4	199,996	—	200,000
Issuance of Common Stock from releases of restricted stock units	—	—	1,237	1	(1)	—	—
Restricted stock units used for tax withholdings	—	—	(285)	(1)	(1,872)	—	(1,873)
Stock-based compensation	—	—	—	—	614,115	—	614,115
Net loss	—	—	—	—	—	(5,700,653)	(5,700,653)
Balance as of March 31, 2024	2,388,905	$239	963,314	$96	$74,057,790	$(87,599,345)	$(13,541,220)
Issuance of Common Stock to extinguish debt	—	—	2,248,312	225	13,356,187	—	13,356,412
Issuance of Common Stock from releases of restricted stock units	—	—	48,779	5	(5)	—	—
Restricted stock units used for tax withholdings	—	—	(13,082)	(1)	(70,712)	—	(70,713)
Issuance of pre-funded warrants	—	—	—	—	1,539,866	—	1,539,866
Stock-based compensation	—	—	—	—	450,572	—	450,572
Net loss	—	—	—	—	—	(12,687,388)	(12,687,388)
Balance as of June 30, 2024	2,388,905	$239	3,247,323	$325	$89,333,698	$(100,286,733)	$(10,952,471)
(1)
Periods presented have been adjusted to reflect the 1-for-40 reverse stock split on July 23, 2024. See Note 2 - Summary of Significant Accounting Policies for additional information.

	Convertible Preferred Stock		Common Stock
	Shares(2)	Amount	Shares(1) (2)	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance as of December 31, 2022	23,237,703	$4,040	138,922	$13	$59,346,016	$(61,192,308)	$(1,842,239)
Issuance of Common Stock and Series A preferred stock upon conversion of convertible notes in connection with the reverse recapitalization	1,361,787	136	34,045	3	11,575,147	—	11,575,286
Conversion of Legacy Nuburu convertible preferred stock into Common Stock in connection with the reverse recapitalization	(23,237,703)	(4,040)	580,943	59	3,981	—	—
Issuance of Common Stock and Series A preferred stock upon the reverse recapitalization, net of issuance costs	1,481,666	148	80,844	9	(3,257,682)	—	(3,257,525)
Issuance of Common Stock and Series A preferred stock to satisfy certain reverse recapitalization costs	195,452	20	4,887	—	(20)	—	—
Recognition of Public Warrants upon the reverse recapitalization	—	—	—	—	(1,336,863)	—	(1,336,863)
Stock-based compensation	—	—	—	—	463,978	—	463,978
Net loss	—	—	—	—	—	(4,767,517)	(4,767,517)
Balance as of March 31, 2023	3,038,905	$304	839,641	$84	$66,794,557	$(65,959,825)	$835,120
Issuance of Common Stock from option exercises	—	—	129	—	6,999	—	6,999
Issuance of Common Stock from releases of restricted stock units	—	—	391	—	—	—	—
Issuance of Common Stock from the Lincoln Park Purchase Agreement	—	—	42,048	4	2,099,993	—	2,099,997
Issuance of Common Stock warrants in connection with the 2023 Note and Warrant Purchase Agreement (net of issuance cost of $160,345)	—	—	—	—	2,351,414	—	2,351,414
Stock-based compensation	—	—	—	—	796,783	—	796,783
Net loss	—	—	—	—	—	(6,106,712)	(6,106,712)
Balance as of June 30, 2023	3,038,905	$304	882,209	$88	$72,049,746	$(72,066,537)	$(16,399)

(1)
Periods presented have been adjusted to reflect the 1-for-40 reverse stock split on July 23, 2024. See Note 2 - Summary of Significant Accounting Policies for additional information.
(2)
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

NUBURU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(18,388,041)	$(10,874,229)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	389,538	225,016
Stock-based compensation	1,064,687	1,260,761
Change in fair value of warrant liabilities	(1,786,512)	(835,539)
Inventory reserve adjustments	28,012	669,398
Amortization of debt discount	1,531,541	—
Amortization of deferred financing costs	407,120	—
Loss on extinguishment of debt	10,346,108	—
Changes in operating assets and liabilities:
Accounts receivable	409,004	(319,735)
Inventories	(203,429)	(160,726)
Prepaid expenses and other current assets	(738,424)	(665,240)
Operating lease right-of-use asset	188,776	153,138
Accounts payable	916,495	2,639,014
Accrued expenses	1,693,890	(623,819)
Contract liabilities	(6,400)	1,325
Operating lease liability	(174,592)	(169,172)
Net cash used in operating activities	(4,322,227)	(8,699,808)
Cash Flows from Investing Activities:
Purchase of property and equipment	—	(825,872)
Net cash used in investing activities	—	(825,872)
Cash Flows from Financing Activities:
Proceeds from issuance of June 2023 Senior Convertible Notes and Warrants	—	9,225,000
Proceeds from issuance of common stock	200,000	—
Proceeds from issuance of pre-funded warrants	1,539,866	—
Proceeds from the exercise of stock options	—	6,999
Restricted stock units used for tax withholdings	(72,587)	—
Proceeds from the issuance of Legacy Nuburu preferred stock	—	5,000
Proceeds from reverse recapitalization	—	3,243,079
Proceeds from issuance of Common Stock from the Lincoln Park Purchase Agreement	—	2,099,997
Payment of transaction costs related to the reverse recapitalization	—	(4,734,913)
Proceeds from issuance of Legacy Nuburu convertible promissory notes	—	4,100,000
Repayment of related party convertible promissory notes	—	(675,000)
Shareholder advances	644,936	—
Payment of deferred financing costs	(21,500)	—
Net cash provided by financing activities	2,290,715	13,270,162
NET CHANGE IN CASH DURING THE PERIOD	(2,031,512)	3,744,482
CASH AND CASH EQUIVALENTS ―BEGINNING OF PERIOD	2,148,700	2,880,254
CASH AND CASH EQUIVALENTS ―END OF PERIOD	$117,188	$6,624,736
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer of property and equipment from inventory	$154,971	$—
Purchase of property and equipment in accounts payable and accrued expenses	$540,028	$—
Deferred financing costs included in accounts payable and accrued expenses	$697,563	$1,007,439
Transaction costs related to the reverse recapitalization not yet paid	$1,007,439	$160,345
Issuance of Common Stock upon extinguishment of debt	$13,356,412	$—
Issuance of Common Stock upon conversion of preferred stock in connection with the reverse recapitalization	$—	$11,575,286

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

From inception through June 30, 2024, the Company has incurred operating losses and negative cash flows from operating activities. For the six months ended June 30, 2024 and 2023, the Company has incurred operating losses, including net losses of $18,388,041 and $10,874,229, respectively, and the Company has an accumulated deficit of $100,286,733 as of June 30, 2024. The Company anticipates that it will incur net losses for the foreseeable future and, even if it increases revenue, there is no guarantee that it will ever become profitable. All of the aforementioned factors raise substantial doubt about the Company's ability to continue as a going concern. The Company expects to continue to expand its operations, including by investing in manufacturing, sales and marketing, research and development and infrastructure to support its growth.

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

The results of operations for the three and six months ended June 30, 2024 and 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024 or any future period. These unaudited condensed consolidated financial statements and their notes should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on April 15, 2024, and as subsequently amended by the Form 10-K/As filed with the SEC on April 29, 2024 and August 12, 2024.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Reverse Stock Split

Following stockholder approval on February 22, 2024, the Company effected a reverse stock split of its Common Stock at a ratio of 1-for-40 (the “Reverse Stock Split.”) The Reverse Stock Split was effective July 23, 2024. No changes were made to the number of authorized shares. Proportional adjustments were made to the number of shares of Common Stock issuable upon exercise or conversion of the Company’s equity awards, warrants, and other equity instruments convertible into Common Stock, as well as the applicable exercise price. All share and per share amounts of our Common Stock presented have been retroactively adjusted to reflect the Reverse Stock Split, including reclassifying an amount equal to the reduction in par value of common stock to additional paid-in capital.

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

Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements are disclosed in the notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on April 15, 2024, and as subsequently amended by the Form 10-K/As filed with the SEC on April 29, 2024 and August 12, 2024. Other than as noted below, the significant accounting policies have not changed significantly since that filing.

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

During the three and six months ended June 30, 2024, the Company recognized $76,744 in revenue at the commencement of the lease for sales-type leases, which is included in revenue in the condensed consolidated statements of operations and comprehensive loss. During the three and six months ended June 30, 2024, the Company recognized $858 and $1,256, respectively, in interest income for its sales-type leases, which is included in interest income in the condensed consolidated statements of operations and comprehensive loss. As of June 30, 2024, the Company's net investment in sales-type leases is $54,600, which is included in accounts receivable on the consolidated balance sheets.

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280)-Improvements to Reportable Segment Disclosures, which expands public entities' segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. All disclosure requirements under ASU 2023-07 are also required for public entities with a single reportable segment. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and subsequent interim periods, with early adoption permitted. The Company currently evaluating the impact of adopting ASU 2023-07 will have on its consolidated financial statements.

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

NOTE 3. REVERSE RECAPITALIZATION

On January 31, 2023, upon the consummation of the Business Combination, all holders of 10,782,091 issued and outstanding shares of Legacy Nuburu common stock and 40,392,723 issued and outstanding shares of Legacy Nuburu preferred stock received shares of Nuburu common stock at a deemed value of $400.00 per share after giving effect to the exchange ratios set forth below (the “Exchange Ratios”):

Legacy Nuburu Class / Series	Exchange Ratio
Legacy Nuburu Common Stock	0.013
Legacy Nuburu Series A Preferred Stock	0.014
Legacy Nuburu Series A-1 Preferred Stock	0.015
Legacy Nuburu Series B Preferred Stock	0.021
Legacy Nuburu Series B-1 Preferred Stock	0.013
Legacy Nuburu Series C Preferred Stock	0.029

This resulted in 783,098 shares of Nuburu Common Stock issued and outstanding as of the Closing and all holders of 7,132,467 issued and outstanding Legacy Nuburu equity awards received Nuburu equity awards covering 91,899 shares of Nuburu Common Stock at a deemed value of $400.00 per share after giving effect to the Exchange Ratios, based on the following events contemplated by the Business Combination Agreement:

•
the cancellation and conversion of all 40,392,723 issued and outstanding shares of Legacy Nuburu preferred stock into 580,943 shares of Nuburu Common Stock at the conversion rate as calculated pursuant to Legacy Nuburu's Certificate of Incorporation, multiplied by the Exchange Ratios at the date and time the Business Combination became effective (“Effective Time”);
•
the cancellation and conversion of all 10,782,091 issued and outstanding shares of Legacy Nuburu common stock into 138,922 shares of Nuburu Common Stock as adjusted by the Exchange Ratios;
•
the net exercise of all 4,000,000 outstanding warrants to purchase shares of Legacy Nuburu common stock immediately prior to the Effective Time in accordance with its terms and subsequent conversion into 29,189 shares of Nuburu Common Stock at the Effective Time;
•
the cancellation and conversion of all Legacy Nuburu Company Notes into shares of Legacy Nuburu common stock in accordance with its terms as of immediately prior to the Effective Time, which 2,642,239 shares were then outstanding as Legacy Nuburu common stock as of immediately prior to the Effective Time and subsequently converted into 34,045 shares of Nuburu Common Stock and 1,361,787 shares of Nuburu Series A preferred stock at the Effective Time; and
•
the cancellation and exchange of all 6,079,467 granted and outstanding vested and unvested Legacy Nuburu options, which became 78,332 Nuburu options exercisable for shares of Nuburu Common Stock with the same terms and vesting conditions except for a number of shares exercisable and the exercise price, each of which was adjusted by the Exchange Ratio; and
•
the cancellation and exchange of all 1,053,000 granted and outstanding vested and unvested Legacy Nuburu RSUs, which became 13,568 Nuburu RSUs for shares of Nuburu Common Stock with the same terms and vesting conditions except for the number of shares, which was adjusted by the Legacy Nuburu common stock Exchange Ratio.

The other related events that occurred in connection with the Closing are summarized below:

•
Tailwind and the Tailwind Sponsor entered into a letter agreement (the “Sponsor Support and Forfeiture Agreement”), dated as of August 5, 2022 (as amended by the Amended and Restated Sponsor Support and Forfeiture Agreement, dated January 31, 2023). In connection with the Business Combination, the 8,355,393 Tailwind Sponsor Class B shares were forfeited other than 28,750 shares of Common Stock (of which, 3,750 shares were transferred to Nautilus Maser Fund, L.P. and 1,250 shares were transferred to Cohen & Company Capital Markets at Closing) and 650,000 shares of Series A preferred stock. Additionally, upon the Closing, the Sponsor cancelled the 9,700,000 Private Placement Warrants that were held by the Sponsor.
•
Tailwind, Legacy Nuburu and Lincoln Park entered into a purchase agreement pursuant to which Nuburu may direct Lincoln Park to purchase up to $100 million of Common Stock from time to time over a 48-month period, subject to certain limitations contained in the Lincoln Park Purchase Agreement. At the Closing, Nuburu issued 5,000 shares of Nuburu Common Stock to Lincoln Park.
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

After giving effect to the Business Combination as described above, the number of shares of Common Stock and Series A preferred stock issued and outstanding immediately following the consummation of the Business Combination was as follows:

	Common Shares	Series A Preferred Shares
Tailwind public shares	7,905	—
Tailwind Sponsor Class B shares	208,885	—
Total shares of Tailwind common stock outstanding immediately prior to the Business Combination	216,790	—
Less: forfeiture of the Tailwind Sponsor Class B Common Stock other than 28,750 shares of Common Stock and 650,000 shares of Series A Preferred Stock	(180,135)	—
Tailwind Sponsor Series A Preferred Stock	—	650,000
Tailwind public shares issuance of Series A Preferred Stock	—	316,188
Legacy Nuburu shares	783,098	1,377,265
Lincoln Park Commitment Shares	5,000	—
Anzu Warrant Shares	—	500,000
Total shares of Nuburu Common Stock outstanding immediately after the Business Combination(1)(2)	824,752	2,843,453

(1) Excludes 91,899 shares of Common Stock as of the Closing of the Business Combination to be reserved for potential future issuance upon the exercise of Nuburu options or settlement of Nuburu RSUs.

(2) Excludes 417,770 Public Warrants issued and outstanding as of the Closing of the Business Combination.

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

NOTE 4. BALANCE SHEET COMPONENTS

Inventories, Net

Inventories, net as of June 30, 2024 and December 31, 2023 consisted of the following:

	June 30, 2024	December 31, 2023
Raw materials and supplies	$1,922,274	$1,973,634
Work-in-process	137,480	158,346
Finished goods	628,117	457,752
Inventories, gross	2,687,871	2,589,732
Less: inventory reserve	(1,161,469)	(1,133,457)
Inventories, net	$1,526,402	$1,456,275

During the three months ended June 30, 2024 and 2023, the Company recorded net lower of cost or net realizable value charges of nil and $154,491, respectively, and $28,012 and $385,811 during the six months ended June 30, 2024 and 2023, respectively.

Property and Equipment, Net

Property and equipment, net as of June 30, 2024 and December 31, 2023 consisted of the following:

	June 30, 2024	December 31, 2023
Machinery and equipment	$7,311,625	$7,179,629
Leasehold improvements	897,948	897,948
Furniture and office equipment	205,897	205,897
Computer equipment and software	197,386	197,386
Property and equipment, gross	8,612,856	8,480,860
Less: accumulated depreciation and amortization	(3,269,103)	(2,829,884)
Property and equipment, net	$5,343,753	$5,650,976

Depreciation and amortization expense related to property and equipment was $132,643 and $98,901 during the three months ended June 30, 2024 and 2023, respectively, and $389,538 and $225,016 during the six months ended June 30, 2024 and 2023, respectively.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of June 30, 2024 and December 31, 2023 consisted of the following:

	June 30, 2024	December 31, 2023
Prepaid insurance	$847,805	$61,342
Other prepaid assets	46,868	94,653
Other current assets	6	260
Total prepaid expenses and other current assets	$894,679	$156,255

Accrued Liabilities

Accrued liabilities as of June 30, 2024 and December 31, 2023 consisted of the following:

	June 30, 2024	December 31, 2023
Accrued payroll and related benefits	$415,616	$754,904
Accrued legal, accounting and professional fees	2,424,553	838,865
Accrued transaction costs related to the reverse recapitalization	503,600	503,600
Accrued taxes payable	160,673	89,346
Accrued interest	592,803	337,913
Other	219,400	225,677
Total accrued expenses	$4,316,645	$2,750,305

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

The Company’s financial instruments that are carried at fair value consist of Level 1 and Level 3 assets and liabilities. Level 1 assets include highly liquid bank deposits and money market funds, which were not material as of June 30, 2024 and December 31, 2023. Level 1 liabilities include the Public Warrants and are classified as Level 1 due to the use of an observable market quote in an active market. The Company measured the fair value of the Public Warrants on the date of the Closing of the Business Combination based on the close price of the Public Warrant price. Level 3 liabilities include the Junior Note Warrants (as defined in Note 8) and are classified as Level 3 due to the use of unobservable inputs in the valuation of the liability, as further described in Note 10. During the six months ended June 30, 2024 and 2023, no warrants were exercised.

The gains and losses from re-measurement of Level 1 and Level 3 financial liabilities are recorded as part of change in fair value of warrant liabilities, net in the condensed consolidated statements of operations and comprehensive loss. During the three and six months ended June 30, 2024, the Company recorded gains of $1,783,201 and $1,786,512, respectively, related to the change in fair value of the Junior Note Warrants. During the three and six months ended June 30, 2023, the Company recorded gains of $334,215 and $835,539, respectively, related to the change in fair value of the Public Warrants from the Closing until the end of the period. There were no transfers between Level 1, Level 2, and Level 3 in any periods presented.

The following tables set forth the fair value of the Company’s financial liabilities by level within the fair value hierarchy as of June 30, 2024 and December 31, 2023:

	At June 30, 2024
	Level 1	Level 2	Level 3	Total
Public Warrants(1)	$—	$—	$—	$—
Junior Note Warrants	—	—	452,007	452,007

	At December 31, 2023
	Level 1	Level 2	Level 3	Total
Public Warrants(1)	$—	$—	$—	$—
Junior Note Warrants	—	—	2,238,519	2,238,519

(1) The Public Warrants are a Level 1 fair value measurement, as noted further below and in Note 10 of these consolidated financial statements.

Level 1 Financial Liabilities

The following table sets forth a summary of the changes in fair value of the Company’s Level 1 financial liabilities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Fair value, beginning of period	$—	$835,539	$—	$—
Recognition of Public Warrants upon the reverse recapitalization	—	—	—	1,336,863
Change in fair value	—	(334,215)	—	(835,539)
Fair value, end of period	$—	$501,324	$—	$501,324

On December 12, 2023, the New York Stock Exchange American (“NYSE American”) notified the Company, and publicly announced, that the NYSE American had determined to (a) commence proceedings to delist the Company’s Public Warrants, each whole warrant exercisable to purchase one share of the Company’s common stock, par value $0.0001 per share, at a price of $11.50 per share, and listed to trade on the NYSE American under the symbol “BURU.WS”, and (b) immediately suspend trading in the Public Warrants due to “abnormally low” trading price levels. As such, the Public Warrants were determined to have no value as of June 30, 2024 and December 31, 2023.

Level 3 Financial Liabilities

The following table sets forth a summary of the changes in fair value of the Company's Level 3 financial liabilities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Fair value, beginning of period	$2,235,208	$—	$2,238,519	$—
Change in fair value	(1,783,201)	—	(1,786,512)	—
Fair value, end of period	$452,007	$—	$452,007	$—

NOTE 6. COMMITMENTS AND CONTINGENCIES

Operating Lease

The Company leases office space in Centennial, Colorado under a noncancelable operating lease agreement. The Company leases and occupies approximately 27,900 square feet of office space. The original term of the lease was set to expire in December 2024, however, in November 2023, the Company elected to extend the lease through June 2025. In recognition of the ROU asset and the related lease liability as of June 30, 2024, any further options to extend the lease term have not been included as the Company was not reasonably certain to exercise any such option.

As of June 30, 2024 and December 31, 2023, the weighted-average remaining lease term was 1.0 years and 1.5 years, respectively, and the weighted-average discount rate used was 7.0% and 7.0%, respectively.

During the periods presented, the Company recognized the following lease costs arising from the lease transaction:

	Three Months Ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Operating lease cost	$102,938	$85,036	$205,876	$170,073

The Company recognized the following cash flow transactions arising from lease transactions:

	Six months ended June 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities	$191,691	$186,107
Right-of-use assets obtained in exchange for new operating lease liabilities	—	—

On June 30, 2024, the future payments and interest expense for the operating leases are as follows:

Year Ending December 31,	Future Payments
2024	$191,691
2025	240,834
Total undiscounted cash flows	432,525
Less: imputed interest	(14,363)
Present value of lease liabilities	$418,162

Legal Proceedings

In the normal course of business, the Company may become involved in legal proceedings. The Company will accrue a liability for legal proceedings when it is probable that a liability has been incurred and the amount can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. At June 30, 2024 and December 31, 2023, the Company was not involved in any material legal proceedings.

Purchase Commitments

As of June 30, 2024, the Company had approximately $467,000 in outstanding firm purchase commitments to acquire inventory and research and development parts from suppliers for the Company's ongoing operations.

NOTE 7. REVENUE

The Company’s primary revenue-generating activity involves sales of high-powered lasers and related installation services. The Company has sales to customers throughout the U.S., Europe, and Asia. All sales are settled in U.S. dollars.

The following table presents revenue disaggregated by geography:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
United States	$—	$997,066	$15,000	$1,237,066
Asia	7,566	1,996	9,112	116,485
Europe	41,712	55,000	118,715	170,500
Total	$49,278	$1,054,062	$142,827	$1,524,051

Revenue from contracts with customers are disaggregated as follows:

	Three Months Ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Revenue recognized at a point in time	$45,278	$1,049,062	$123,827	$1,519,051
Revenue recognized over time	4,000	5,000	19,000	5,000
Total	$49,278	$1,054,062	$142,827	$1,524,051

Contract liabilities consist of customer deposits that are applied to invoices as the performance obligation is performed. Accounts receivable and contract liabilities as of the periods presented were as follows:

	Accounts Receivable	Contract Liabilities
January 1, 2023	$327,200	$178,750
December 31, 2023	482,279	30,400
June 30, 2024	73,275	24,000

During the three months ended June 30, 2024 and 2023 the Company recognized $7,000 and nil of revenues that was included in the contract liabilities balance at the beginning of the period. During the six months ended June 30, 2024 and 2023, the Company recognized $30,400 and $5,000 of revenue that was included in the contract liabilities balance at the beginning of the reporting period, respectively.

NOTE 8. NOTES AND CONVERTIBLE NOTES PAYABLE

As of June 30, 2024 and December 31, 2023, the Company's outstanding debt consisted of the following. Please refer to the remainder of this footnote for more information on the debt issued during the periods presented.

	June 30, 2024	December 31, 2023
Junior Notes Issued November 2023	$3,261,233	$5,500,000
Unamortized debt discount	(681,279)	(2,751,533)
Unamortized deferred financing costs	(156,680)	(600,475)
Current portion of notes payable	2,423,274	2,147,992
Senior Convertible Notes Issued June 2023	5,385,147	6,713,241
Convertible notes payable, long-term	5,385,147	6,713,241
Total debt	$7,808,421	$8,861,233

Junior Notes Issued November 2023

On November 13, 2023, the Company entered into Note and Warrant Purchase Agreements (the "Junior Note Purchase Agreements") with the lenders identified therein (the "Lenders") providing for (i) zero-interest promissory notes, issued with a 10% original issue discount, in the aggregate principal amount of $5,500,000 (the "Junior Notes"), and (ii) warrants ("Junior Note Warrants," refer to Note 10, Warrants), exercisable for an amount of the Company's common stock equal to 100% of the principal amount of the Junior Notes (limited to an aggregate of 19.9% of the Company's outstanding common stock until such time as the transaction is approved by the Company's stockholders), which will be exercisable for $5.00 per share of the Company's common stock (subject to adjustments noted in the Junior Note Purchase Agreements).

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

Senior Convertible Notes Issued June 2023

On June 12, 2023 and June 16, 2023, the Company entered into Note and Warrant Purchase Agreements (the “Senior Convertible Note Purchase Agreements”) with certain investors (each, an “Investor”) for the sale of (i) convertible promissory notes (“Senior Convertible Notes”) in the aggregate principal amount of $9,225,000, and (ii) warrants (“Senior Note Warrants," refer to Note 10, Warrants) to purchase up to 287,972 shares of the Company’s common stock from the June 12, 2023 Purchase Agreement and up to 47,238 shares of Common Stock from the June 16, 2023 Purchase Agreement.

The Senior Convertible Notes are senior, secured obligations of the Company, which became secured by the Company's patent portfolio per the Security Agreement as of November 2023, bear interest at the rate of 7.0% per annum, and are payable on the earlier of June 23, 2026 or the occurrence of an Event of Default, as defined in the Senior Convertible Notes. The Senior Convertible Notes are senior to the Junior Notes pursuant to an intercreditor agreement between the parties. The Senior Convertible Notes may be converted at any time following June 23, 2023 and prior to the payment in full of the principal amount of the Senior Convertible Notes at the Investor’s option. In the event of the Sale of the Company (as defined in the Senior Convertible Notes), the outstanding principal amount of each Senior Convertible Note, plus all accrued and unpaid interest not otherwise converted into equity securities pursuant to the terms of the Senior Convertible Notes, shall (i) if the Investor so elects, be converted into equity securities pursuant to the terms of the Senior Convertible Notes at a price equal to $27.52 per share (subject to appropriate adjustment from time to time for any stock dividend, stock split, combination of shares, reorganization, recapitalization, reclassification or other similar event), or (ii) be due and payable immediately prior to the closing of such Sale of the Company, together with a premium equal to 150% of the principal amount to be prepaid.

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

Legacy Nuburu Convertible Notes

Over the course of multiple closings in March, August and December 2022 and January 2023, Legacy Nuburu issued and sold Company Notes payable to various investors with aggregate gross proceeds of $11,400,000. The Company Notes accrued interest at a rate of 8% per annum. The outstanding principal amount and all accrued and unpaid interest on the Company Notes (the “Conversion Amount”), immediately prior to the consummation of the Business Combination, automatically converted into 2,642,239 shares of Legacy Nuburu common stock that, upon consummation of the Business Combination, entitled the holders of the Company Notes to receive 34,045 shares of Common Stock, which was equal to (x) the Conversion Amount divided by (y) $340.00.

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

Extinguishments

During the three months ended June 30, 2024, the Company issued 2,248,312 shares to noteholders to extinguish $4.0 million of principal of Senior Notes and Junior Notes, as well as $106,050 of interest accrued on the Senior Notes. The reacquisition value of the debt was higher than the related carrying value, and thus resulted in a loss on debt extinguishment of $10,346,108 recorded in the condensed consolidated statement of operations for the three and six months ended June 30, 2024.

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

Conversion Rights

The Preferred Stock is convertible at any time into Common Stock at a conversion rate equal to $0.25 (subject to equitable adjustment in the event of a stock split, stock consolidation, subdivision or certain other events of a similar nature that increase or decrease the number of shares of Preferred Stock outstanding (the “Original Issuance Price”)) divided by the lesser of (i) $11.50 and (ii) the greater of (x) 115% of the lowest volume-weighted average price per share of the Company’s Common Stock as displayed under the heading Bloomberg VWAP (the “VWAP”) for any consecutive ninety-trading day period prior to the calculation of such VWAP and (y) $5.00, in each case subject to adjustment as set forth in the Certificate of Designations (the “Conversion Price”).

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

Series A Preferred Stock Issuances

The Company is authorized to issue 50,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of both June 30, 2024 and December 31, 2023, there were 2,388,905 shares of preferred stock issued and outstanding.

Upon the Closing of the Business Combination, all 23,237,703 shares of issued and outstanding convertible preferred stock were cancelled and converted into 580,943 shares of Legacy Nuburu common stock based upon the conversion rate as calculated pursuant to Legacy Nuburu's Certificate of Incorporation, multiplied by the Exchange Ratios at the Effective Time.

Additionally, upon the Closing of the Business Combination, the cancellation and conversion of all Legacy Nuburu Company Notes into shares of Legacy Nuburu common stock in accordance with its terms as of immediately prior to the Effective Time resulted in the issuance of 2,642,239 shares which were then outstanding as Legacy Nuburu common stock as of immediately prior to the Effective Time and subsequently converted into 34,045 shares of Nuburu Common Stock and 1,361,787 shares of Nuburu Series A preferred stock at the Effective Time.

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

Tailwind and the Tailwind Sponsor entered into the Sponsor Support and Forfeiture Agreement. In connection with the Business Combination, the 8,355,393 Founder Shares were forfeited other than 28,750 shares of Common Stock (of which, 3,750 shares were transferred to Nautilus Maser Fund, L.P. and 1,250 shares were transferred to Cohen & Company Capital Markets at Closing) and 650,000 shares of Series A preferred stock.

Wilson Sonsini Goodrich & Rosati, Professional Corporation (“WSGR”) was engaged by Legacy Nuburu to act as its counsel for the Business Combination. As partial compensation for the services provided by WSGR to Legacy Nuburu in connection with the Business Combination, the Company agreed to issue to WSGR 4,887 shares of Common Stock and 195,452 shares of Preferred Stock pursuant to the terms of the Stock Purchase Agreement entered into by and between the Company and WSGR on March 10, 2023. The foregoing issuance was made in a transaction not involving a public offering pursuant to an exemption from the registration requirements of the Securities Act in reliance upon Section 4(a)(2) of the Securities Act or Regulation D promulgated under the Securities Act.

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

Conversions

In November 2023, a holder of Series A Preferred Stock converted 650,000 shares of Series A Preferred Stock to 32,500 shares of Common Stock under the terms described under "Conversion Rights" above.

NOTE 10. WARRANTS

Liability Classified Public Warrants

November 2023 Junior Note Warrants

In connection with the Junior Notes discussed in Note 8 - Notes and Convertible Notes Payable the Company issued the Junior Note Warrants to purchase up to 550,000 shares of the Company's common stock. The Junior Note Warrants currently outstanding have an exercise price equal to $5.00 per share (subject to adjustment per the Junior Note Purchase Agreements) and expire on December 6, 2028. The Junior Note Purchase Agreements also provide for additional warrants to be issued if the Junior Notes remain outstanding for certain periods of time: (i) if the Junior Notes have not been repaid six months after issuance, additional warrants will be issued to each Lender in an amount equal to the principal amount of the Note multiplied by 25%, and such quotient divided by a per share cash exercise price equal to 120% of the Volume Weighted Average Price ("VWAP") of the Company's Common Stock during the ten trading days immediately prior to issuance and (ii) if the Junior Notes have not been repaid nine months after issuance, additional warrants will be issued to each Lender in an amount equal to the principal amount of the Note multiplied by 25%, and such quotient divided by a per share cash exercise price equal to 120% of the VWAP of the Company's Common Stock during the ten trading days immediately prior to issuance.

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

	Upon Issuance	As of December 31, 2023	As of June 30, 2024
Common Stock Warrants:
Stock price	$0.18	$0.15	$0.03
Expected term (in years)	5.0	4.9	4.4
Expected volatility	66.3%	66.3%	58.9%
Risk-free interest rate	4.1%	3.8%	4.3%
Expected dividend yield	0.0%	0.0%	0.0%

Public Warrants

In connection with the closing of the Business Combination, Nuburu assumed the 16,710,785 Public Warrants outstanding on the date of Closing. As of June 30, 2024, all 417,770 Public Warrants remain outstanding. However, on December 12, 2023, the NYSE American notified the Company and publicly announced that the NYSE American had determined to (a) commence proceedings to delist the Company’s Public Warrants, each whole Public Warrant exercisable to purchase one share of Common Stock at a price of $460.00 per share, and listed to trade on the NYSE American under the symbol “BURU WS”, and (b) immediately suspend trading in the Public Warrants due to “abnormally low” trading price levels. As such, the Public Warrants were determined to have no value in the financial statements as of June 30, 2024.

Each whole Public Warrant entitles the registered holder to purchase one share of Common Stock at a price of $460.00 per share, subject to adjustment as discussed below, at any time commencing 30 days after the completion of the Business Combination. Pursuant to the Warrant Agreement, a warrant holder may exercise its Public Warrants only for a whole number of shares of Common Stock. The Public Warrants will expire five years after the completion of the Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

Redemptions of Public Warrants when the price of Common Stock equals or exceeds $720.00 — Once the Public Warrants become exercisable, the Company may redeem the Public Warrants:

•
in whole and not in part;
•
at a price of $0.40 per warrant;
•
upon not less than 30 days’ prior written notice of redemption to each warrant holder; and
•
if, and only if, the closing price of the Common Stock equals or exceeds $720.00 per share for any 20 trading days within a 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders.

If and when the Public Warrants become redeemable by the Company, it may exercise its redemption right even if the Company is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

Redemption of Public Warrants when the price per share of Common Stock equals or exceeds $400.00 — Once the Public Warrants become exercisable, the Company may redeem the Public Warrants:

•
in whole and not in part;
•
at $16.00 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares based on the redemption date and the fair market value of the Common Stock;
•
if, and only if, the last reported sale price of the Common Stock equals or exceeds $400.00 per share (as adjusted per stock splits, stock dividends, reorganizations, reclassifications, recapitalizations and the like) for any 20 trading days within the 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders; and
•
if the closing price of the Common Stock for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders is less than $720.00 per share, the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.

Equity Classified Common Stock Warrants

June 2023 Senior Note Warrants

In connection with the issuance of the Senior Convertible Notes discussed in Note 8 - Notes and Convertible Notes Payable, the Company issued the Senior Note Warrants to purchase up to 287,972 shares of the Company's Common Stock pursuant to the June 12, 2023 Purchase Agreement and 47,238 shares of Common Stock pursuant to the June 16, 2023 Purchase Agreement. The Senior Note Warrants have an exercise price equal to $41.20 per share and expire on June 23, 2028.

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

Pre-Funded Warrants

On May 1, 2024, the Company entered into a Pre-Funded Warrant Purchase Program (the “Program”) with strategic investors, pursuant to which from time-to-time the Company may sell and the investors may acquire pre-funded warrants, up to a total purchase price to the Company equal to $15 million. The exercise price for the pre-funded warrants is substantially paid by the purchaser at closing and, as a result, such warrants may be exercised in the future with a nominal exercise price payment. Investors will also receive a warrant to acquire the same number of shares covered by the pre-funded warrant for a purchase price equal to 150% of the relevant pre-funded warrant purchase price exercisable for a period of 5 years. Each specific transaction will be entered into on terms agreed by the parties; provided however, that in no case will the purchase price per share be less than 110% of the closing price per share of the Company’s common stock on the trading day immediately preceding the date of purchase. Contemporaneously with the acquisition of pre-funded warrants, the investors may also voluntarily convert outstanding notes previously issued by the Company; provided that such transactions, as a whole, may not result in an effective direct or indirect discount to market price to the investors of greater than 30%.

During the three and six months ended June 30, 2024, we issued $1,539,866 in pre-funded warrants pursuant to the Program for a total of 171,706 shares of Common Stock upon exercise. No pre-funded warrants were exercised during the periods presented. The proceeds from the issuance of the pre-funded warrants were recorded to additional paid-in capital in the condensed consolidated balance sheets.

NOTE 11. STOCK-BASED COMPENSATION

As of June 30, 2024, the Company had an active stock-based incentive compensation plan and an employee stock purchase plan: the 2022 Equity Incentive Plan (the “2022 Plan”) and the 2022 Employee Stock Purchase Plan (the “ESPP”). All new equity compensation grants are issued under these two plans; however, outstanding awards previously issued under inactive plans will continue to vest and remain exercisable in accordance with the terms of the respective plans.

The 2022 Plan provides for the grant of stock and stock-based awards including stock options, restricted stock, restricted stock units, performance awards, and stock appreciation rights. As of June 30, 2024, there are approximately 67,000 shares available for grant under the 2022 Plan and approximately 10,000 shares available for grant under the ESPP.

Stock-Based Compensation Expense

Total stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations and comprehensive loss is classified as follows:

	Three Months Ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Cost of revenue	$119,881	$225,986	$245,512	$354,728
Research and development	126,863	197,518	265,914	334,283
Selling and marketing	(280,125)	87,825	(199,199)	99,512
General and administrative	483,953	285,454	752,460	472,238
Total stock-based compensation expense	$450,572	$796,783	$1,064,687	$1,260,761

The Company’s stock-based compensation expense is based on the value of the portion of stock-based payment awards that are ultimately expected to vest. During the three months ended June 30, 2024 and 2023, stock-based compensation relating to stock-based awards granted to consultants was $41,217 and $145,079, respectively. During the six months ended June 30, 2024 and 2023, stock-based compensation relating to stock-based awards granted to consultants was $111,017 and $262,168, respectively.

Restricted Stock Units

The Company grants Restricted Stock Units ("RSUs") to its employees for their services with a liquidity event requirement. The RSUs granted to employees vest over a period of time from the grant date and are subject to the participants continuing service to the Company over the period.

	RSUs
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2023	22,213	$208.80
RSUs granted	45,725	$5.38
RSUs vested	(50,016)	$16.07
RSUs forfeited	(7,647)	$111.26
Unvested at June 30, 2024	10,275	$160.30

The total grant date fair value of RSUs awarded was $246,000 and $1,583,995 for the six months ended June 30, 2024 and 2023, respectively. The total grant date fair value of RSUs vested was $803,980 and $1,250,715 for the six months ended June 30, 2024 and 2023, respectively.

As of June 30, 2024, total unrecognized stock-based compensation costs related to RSUs were $1,463,563, which are expected to be recognized over a remaining weighted average period of 1.5 years. As of June 30, 2024, all of the outstanding RSUs are expected to vest.

Stock Options

The Company's outstanding stock options generally expire 10 years from the date of grant and are exercisable when the options vest, generally over four years, the majority of which vest at a rate of 25% on the first anniversary of the grant date, with the remainder vesting ratably each month over the next three years. A summary of stock option activity is as follows:

	Number of Stock Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2023	188,865	$74.41	7.9	$—
Options granted	28,971	$5.58
Options exercised	—	$—
Options cancelled or forfeited	(26,697)	$169.02
Options outstanding at June 30, 2024	191,139	$50.76	8.4	$—
Options exercisable at June 30, 2024	84,557	$79.04	7.4	$—
Options vested and expected to vest at June 30, 2024	191,139	$50.76	8.4	$—

The weighted-average grant date fair value of options granted to employees and consultants was $5.58 and $57.60 per share for the six months ended June 30, 2024 and 2023, respectively.

Aggregate intrinsic value represents the difference between the estimated fair value of the underlying Common Stock and the exercise price of outstanding, in-the-money options. The aggregate intrinsic value of options exercised was nil and $1,040 for the six months ended June 30, 2024 and 2023, respectively.

As of June 30, 2024, total unrecognized stock-based compensation cost related to stock options was $1,161,850, which is expected to be recognized over a weighted-average period of 2.5 years.

Determining the appropriate fair value of stock based awards requires the input of subjective assumptions including the fair value of the Company’s Common Stock, the expected life of the option, and expected stock price volatility. The Company used the Black Scholes option pricing model to value its stock option awards.

The Company estimates the fair value of the options utilizing the Black-Scholes option pricing model, which is dependent upon several variables, including expected option term, expected volatility of the Company’s share price over the expected term, expected risk-free interest rate over the expected option term, and expected dividend yield rate over the expected option term, and actual forfeiture rates. A summary of the weighted-average assumptions the Company utilized for option grants during the six months ended June 30, 2024 and 2023, respectively, are as follows:

	Six Months Ended June 30,
	2024	2023
Expected term (in years)	4.0	5.0
Expected volatility	47.8%	46.7%
Risk-free interest rate	4.0%	3.4%
Expected dividend yield	0.0%	0.0%

NOTE 12. INCOME TAX

Due to its current operating losses, the Company recorded zero income tax expense during the three and six months ended June 30, 2024 and 2023. During these periods, the Company’s activities were limited to U.S. federal and state tax jurisdictions, as it does not have any significant foreign operations.

Due to the Company’s history of cumulative losses and after considering all the available objective evidence, management concluded that it is not more likely than not that all of the Company’s net deferred tax assets will be realized in the future. Accordingly, the Company’s deferred tax assets, which include net operating loss (“NOL”) carryforwards and tax credits related primarily to research and development, continue to be subject to a valuation allowance as of June 30, 2024. The Company expects to continue to maintain a full valuation allowance until there is sufficient evidence to support recoverability of its deferred tax assets.

Utilization of the NOL carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended, and similar state provisions. Generally, in addition to certain entity reorganizations, the limitation applies when one or more "5-percent stockholders" increase their ownership, in the aggregate, by more than 50 percentage points over a 36-month time period testing period, or beginning the day after the most recent ownership change, if shorter. The Company has determined that a Section 382 change in ownership occurred during 2023. As a result of this change in ownership, we expect that certain of the Company's NOLs may not be utilized in the future to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. However, due to the full valuation allowance recorded as of June 30, 2024 and December 31, 2023 the limitation does not affect the Company's results of operations for the periods presented.

NOTE 13. NET LOSS PER SHARE

Diluted earnings per share (“EPS”) includes the dilutive effect of Common Stock equivalents and is computed using the weighted-average number of Common Stock and Common Stock equivalents outstanding during the reporting period. Diluted EPS for the three months ended June 30, 2024 and 2023 excluded Common Stock equivalents because the effect of their inclusion would be anti-dilutive or would decrease the reported loss per share. The following table sets forth securities outstanding that could potentially dilute the calculation of diluted earnings per share:

	For the Three and Six Months Ended June 30,
	2024	2023
Stock options outstanding	191,139	80,176
Warrants to purchase Common Stock - liability classified	967,770	417,770
Warrants to purchase Common Stock - equity classified	335,211	335,211
Pre-funded warrants	171,706	—
Unvested restricted stock units	10,275	23,443
If-converted Common Stock from Series A Preferred Stock(1)	151,945	151,945
If-converted Common Stock from convertible notes	265,042	335,661
Total	2,093,088	1,344,206

(1) Assumes that all shares of Series A Preferred Stock are converted into Common Stock at a conversion rate equal to $0.25 divided by $5.00 (as adjusted by the Reverse Stock Split), representing the maximum number of shares issuable to holders of Series A Preferred Stock.

NOTE 14. SECURITIES PURCHASE AGREEMENT

On April 3, 2024, the Company entered into a Securities Purchase Agreement (the “SPA”) with certain accredited investors pursuant to which such investors agreed to purchase from the Company $3,000,000 of newly issued shares (the “Shares”) of the Company’s Common Stock, at a per Share purchase price of $5.00 per Share, or 600,000 shares.

Only a portion of the purchase price ($644,936) has been advanced and payment of the full purchase price has been subject to delay, which the Company understands is primarily related to the transfer of funds from foreign jurisdictions, including satisfying outbound and inbound banking and regulatory compliance requirements. Upon the closing of the SPA, the Company will issue to the investors warrants exercisable for an amount of Common Stock equal to 100% of the Shares, which will be exercisable for $6.50 per share of Common Stock and have a 5-year term. The investors will also have the right to nominate two out of seven directors for election to the Company’s board of directors and the Company has agreed to propose certain transactions recommended by the investors for approval by the Company’s stockholders in the future.

NOTE 15. SUBSEQUENT EVENTS

On August 6, 2024, the Company entered into a securities purchase agreement with Esousa Group Holdings LLC ("Esousa") pursuant to which, in exchange for a capital infusion of $500,000, the Company issued a $525,000 face amount unsecured, subordinated convertible note with 5% original issue discount, 15% interest, and a 6-month maturity date, and which is convertible into common stock at the lower of a 20% discount to: (a) a 10% premium to the price as of the date of execution, or (b) the lowest daily VWAP during the 10 days prior to conversion. Issuances of common stock on conversion are (i) subject to approval by NYSE American of a supplemental listing application, and (ii) limited to an amount equal to 19.9% of the outstanding common stock as of the date of execution, until such time as the transaction is approved by stockholders.

Esousa also holds senior convertible notes of the Company, $500,000 of which it agreed to extinguish in exchange for an unsecured, subordinated convertible note that bears no interest for so long as it is not in default, and has a 6-month maturity date and a conversion price equal to 25% of the closing price the day prior to the conversion date.

Both notes are unsecured and subordinated to the Company’s outstanding senior convertible notes and junior bridge notes in right of payment, whether in respect to payment or redemptions, interest, damages, upon liquidation or dissolution or otherwise.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The interim financial statements included in this Quarterly Report and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2023, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Annual Report filed with the SEC on April 15, 2024, as subsequently amended by the Form 10-K/As filed with the SEC on April 29, 2024 and August 12, 2024. In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are subject to risks and uncertainties, including those under “Risk Factors” in this Quarterly Report and our Annual Report that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements.

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

We generated total revenue of $49,278 and $1,054,062 and had net losses of $12,687,388 and $6,106,712 during the three months ended June 30, 2024 and 2023, respectively. During the six months ended June 30, 2024 and 2023, we generated total revenue of $142,827 and $1,524,051 and had net losses $18,388,041 and $10,874,229, respectively.

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

Recent Developments

Operational Efficiency and Cost Reduction Measures

In the first and second quarters of 2024, management initiated measures designed to improve operational efficiency and reduce costs during fiscal year 2024, which included implementing temporary furloughs of employees. Management is reallocating resources and reducing operating and general administrative expenses to more properly align the Company’s costs to anticipated near-term revenue, including focusing on licensing, joint ventures, sales, and other avenues for efficiently monetizing its intellectual property. Even with such changes, the Company will require additional capital, which may not be available, or if available, may not be available on acceptable terms.

Reverse Stock Split

On February 22, 2024, we held a Special Meeting of Stockholders where stockholders of record as of January 22, 2024 approved proposals to authorize the Company to effect a reverse stock split of the Company's issued and outstanding Common Stock within a range from 1-for 30 to 1-for-75, with the exact ratio of the reverse stock split to be determined by the Company's board of directors. On July 23, 2024, the Company effected a 1-for-40 reverse stock split (the "Reverse Stock Split").

April 2024 SPA Agreement

On April 3, 2024, we entered into a Securities Purchase Agreement (the “SPA”) with certain accredited investors named therein pursuant to which the investors agreed to purchase from the Company $3,000,000 of newly issued shares (the “Shares”) of the Company’s Common Stock, at a per Share purchase price of $5.00 per Share. Only a portion of the purchase price ($644,936) has been advanced and payment of the full purchase price has been subject to delay, which the Company understands is primarily related to the transfer of funds from foreign jurisdictions, including satisfying outbound and inbound banking and regulatory compliance requirements. Upon the closing of the SPA, we will issue to the investors warrants exercisable for an amount of Common Stock equal to 100% of the Shares, which will be exercisable for $6.50 per share of Common Stock and have a 5-year term. The investors will also have the right to nominate two out of seven directors for election to the Company’s board of directors and the Company has agreed to propose certain transactions recommended by the investors for approval by the Company’s stockholders in the future.

May 2024 Pre-Funded Warrant Issuances and Note Extinguishments

On May 1, 2024, we entered into a Pre-Funded Warrant Purchase Program (the “Program”) with strategic investors, pursuant to which from time-to-time the Company may sell and the investors may acquire pre-funded warrants, up to a total purchase price to the Company equal to $15 million. The exercise price for the pre-funded warrants is substantially paid by the purchaser at closing and, as a result, such warrants may be exercised in the future with a nominal exercise price payment. Investors will also receive a warrant to acquire the same number of shares covered by the pre-funded warrant for a purchase price equal to 150% of the relevant pre-funded warrant purchase price exercisable for a period of 5 years. Each specific transaction will be entered into on terms agreed by the parties; provided however, that in no case will the purchase price per share be less than 110% of the closing price per share of the Company’s common stock on the trading day immediately preceding the date of purchase. Contemporaneously with the acquisition of pre-funded warrants, the investors may also voluntarily convert outstanding notes previously issued by the Company; provided that such transactions, as a whole, may not result in an effective direct or indirect discount to market price to the investors of greater than 30%.

During the three months ended June 30, 2024, we issued $1,539,866 in pre-funded warrants to the investors and issued 2.2 million shares to extinguish $4.0 million of principal of Senior Notes and Junior Notes.

NYSE American Delisting and Reinstatement

On June 13, 2024, NYSE American LLC (“NYSE American”) announced that it had determined to commence proceedings to delist our Common Stock and trading of our stock on NYSE American was immediately suspended. In the interim, our Common Stock traded on the over-the-counter markets.

On July 29, 2024, we received a notification from NYSE American informing us that we had resolved the continued listing deficiency with respect to low selling price as described in Section 1003(f)(v) of the NYSE American Company Guide. As a result, the staff of NYSE Regulation has withdrawn its delisting determination and lifted the trading suspension on Nuburu’s Common Stock on NYSE American. The Common Stock re-commenced trading on NYSE American on Friday, August 2, 2024 under the symbol “BURU.”

August 2024 Securities Purchase Agreement and Note Extinguishment

On August 6, 2024, we entered into a securities purchase agreement with Esousa Group Holdings LLC ("Esousa") pursuant to which, in exchange for a capital infusion of $500,000, the Company issued a $525,000 face amount unsecured, subordinated convertible note with 5% original issue discount, 15% interest, and a 6-month maturity date, and which is convertible into common stock at the lower of a 20% discount to: (a) a 10% premium to the price as of the date of execution, or (b) the lowest daily VWAP during the 10 days prior to conversion. Issuances of common stock on conversion are (i) subject to approval by NYSE American of a supplemental listing application, and (ii) limited to an amount equal to 19.9% of the outstanding common stock as of the date of execution, until such time as the transaction is approved by stockholders.

Esousa also holds senior convertible notes of the Company, $500,000 of which it agreed to extinguish in exchange for an unsecured, subordinated convertible note that bears no interest for so long as it is not in default, and has a 6-month maturity date and a conversion price equal to 25% of the closing price the day prior to the conversion date.

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

Change in Fair Value of Warrant Liabilities, Net

Change in fair value of warrant liabilities, net consists of gains or losses recognized based on the change in the fair value of our liability-classified warrants, which are re-measured to fair value at each balance sheet date with the corresponding gain or loss from the adjustment. Refer to Note 10 in the condensed consolidated financial statements included in Item 1 of this Quarterly Report for more information.

Loss on Debt Extinguishment

Loss on debt extinguishment consists of losses incurred to extinguish debt during the periods presented due to the reacquisition value of the debt exceeding its carrying amount. Refer to Note 8 in the condensed consolidated financial statements included in Item 1 of this Quarterly Report for more information.

Other Income (Expense), Net

Other income (expense), net consists primarily of a gain recorded related to a federal tax credit.

Results of Operations

Comparison of the three months ended June 30, 2024 and 2023

The following tables set forth our operations for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024	2023	$ Change
Revenue	$49,278	$1,054,062	$(1,004,784)
Cost of revenue	733,726	2,485,264	(1,751,538)
Gross margin	(684,448)	(1,431,202)	746,754
Operating expenses:
Research and development	683,381	1,619,411	(936,030)
Selling and marketing	(73,070)	366,406	(439,476)
General and administrative	2,111,018	3,024,013	(912,995)
Total operating expenses	2,721,329	5,009,830	(2,288,501)
Loss from operations	(3,405,777)	(6,441,032)	3,035,255
Interest income	4,741	12,489	(7,748)
Interest expense	(941,614)	(12,384)	(929,230)
Change in fair value of warrant liabilities, net	1,783,201	334,215	1,448,986
Loss on extinguishment of debt	(10,346,108)	—	(10,346,108)
Other income, net	218,169	—	218,169
Loss before provision for income taxes	$(12,687,388)	$(6,106,712)	$(6,580,676)
Provision for income taxes	—	—	—
Net loss and comprehensive loss	$(12,687,388)	$(6,106,712)	$(6,580,676)

Revenue. Revenue decreased $1,004,784 during the three months ended June 30, 2024 compared to the same period in 2023. This decrease is primarily due to a $637,000 decrease in revenue from government contracts quarter-over-quarter, as well as a decrease in the number of laser system sales (a quarter-over-quarter decrease of approximately $368,000 as we work to optimize the BLTM series.

Cost of Revenue. Cost of revenue decreased $1,751,538 during the three months ended June 30, 2024 compared to the same period in 2023. This decrease is primarily due to a period-over-period decrease of direct job costs due to decreased production of the laser systems as we focus on optimizing the BL-250 and the BL-300.

Research and Development. Research and development expenses decreased $936,030 during the three months ended June 30, 2024 compared to the same period in 2023. This decrease is primarily due to (i) approximately $646,000 of lower personnel costs due to the cost reduction measures instituted by management in the second quarter of 2024, as further discussed in "Recent Developments" above, (ii) approximately $182,000 of lower spend on the BLTM series as it transitioned to production in 2023 and (iii) approximately $108,000 lower software, consulting, and other costs.

Selling and Marketing. Selling and marketing expenses decreased $439,476 during the three months ended June 30, 2024 compared to the same period in 2023. This decrease is primarily due to the reversal of stock compensation expense due to the departure of our Chief Marketing and Sales Officer in April 2024 and the resultant forfeiture of his unvested awards.

General and Administrative. General and administrative expenses decreased $912,995 during the three months ended June 30, 2024 compared to the same period in 2023. This decrease is primarily driven by decreased professional fees associated with legal, compliance and accounting matters, which were heightened in the second quarter of 2023 due to the Business Combination and the transition to being a public company.

Interest Income. Interest income decreased $7,748 during the three months ended June 30, 2024 compared to the same period in 2023 due to lower cash balances between periods.

Interest Expense. Interest expense increased $929,230 during the three months ended June 30, 2024 compared to the same period in 2023 primarily due to higher debt balances between periods. Interest expense in the second quarter of 2024 was comprised of interest accrued on the Senior Convertible Notes and Junior Notes and the debt discount amortization for the Junior Notes. Refer to Note 8 in the condensed consolidated financial statements included in Note 1 of this Quarterly Report for more information on our debt obligations.

Change in Fair Value of Warrant Liabilities, net. We recorded a gain of $1,783,201 in the second quarter of 2024, which resulted from the decrease in the fair value of the Junior Note Warrants between March 31, 2024 and June 30, 2024. During the second quarter of 2023, we recorded a gain of $334,215 due to the decrease in the fair value of the Public Warrants between March 31, 2023 and June 30, 2023. As of December 31, 2023, the Public Warrants have a zero value due to being delisted from the NYSE American, as further discussed in Note 10 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report.

Loss on Extinguishment of Debt. In the second quarter of 2024, we issued 2,248,312 shares to noteholders to extinguish $4.0 million of principal of Senior Notes and Junior Notes, as well as $106,050 of interest accrued on the Senior Notes. The reacquisition value of the debt was higher than the related carrying value, and thus resulted in a loss on debt extinguishment of $10,346,108 for the three months ended June 30, 2024.

Other Income (Expense), Net. Other income (expense), net consisted of a $218,169 gain related to an Employee Retention Tax Credit for qualifying 2021 wages received during the second quarter of 2024, which was accounted for when collectability was assured.

Comparison of the six months ended June 30, 2024 and 2023

The following tables set forth our operations for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023	$ Change
Revenue	$142,827	$1,524,051	$(1,381,224)
Cost of revenue	1,590,682	3,697,701	(2,107,019)
Gross margin	(1,447,855)	(2,173,650)	725,795
Operating expenses:
Research and development	1,449,876	2,951,716	(1,501,840)
Selling and marketing	272,520	542,662	(270,142)
General and administrative	5,000,363	6,074,272	(1,073,909)
Total operating expenses	6,722,759	9,568,650	(2,845,891)
Loss from operations	(8,170,614)	(11,742,300)	3,571,686
Interest income	16,481	44,916	(28,435)
Interest expense	(1,892,481)	(12,384)	(1,880,097)
Change in fair value of warrant liabilities, net	1,786,512	835,539	950,973
Loss on extinguishment of debt	(10,346,108)	—	(10,346,108)
Other income, net	218,169	—	218,169
Loss before provision for income taxes	$(18,388,041)	$(10,874,229)	$(7,513,812)
Provision for income taxes	—	—	—
Net loss and comprehensive loss	$(18,388,041)	$(10,874,229)	$(7,513,812)

Revenue. Revenue decreased $1,381,224 during the six months ended June 30, 2024 compared to the same period in 2023. This decrease is primarily due to a decrease in the number of laser system sales (a year-over-year decrease of approximately $745,000) and a $637,000 decrease in revenue from government contracts year-over-year as we work to optimize the BLTM series.

Cost of Revenue. Cost of revenue decreased $2,107,019 during the six months ended June 30, 2024 compared to the same period in 2023. This decrease is primarily due to a period-over-period decrease of $2,691,000 of direct job costs due to decreased production of the laser systems as we focus on optimizing the BL-250 and the BL-300. This decrease was partially offset by increases of approximately $410,000 of operations personnel expenses as we expanded our production team later in 2023 and approximately $174,000 of other overhead costs period-over-period.

Research and Development. Research and development expenses decreased $1,501,840 during the six months ended June 30, 2024 compared to the same period in 2023. This decrease is primarily due to (i) approximately $887,000 of lower personnel costs due to the cost reduction measures instituted by management in the first and second s of 2024, as further discussed in "Recent Developments" above, (ii) approximately $424,000 of lower spend on the BLTM series as it transitioned to production in 2023 and (iii) approximately $191,000 lower software, materials and consulting costs.

Selling and Marketing. Selling and marketing expenses decreased $270,142 during the six months ended June 30, 2024 compared to the same period in 2023. This decrease is primarily due to the reversal of stock compensation expense due to the departure of our Chief Marketing and Sales Officer in April 2024 and the resultant forfeiture of his unvested awards.

General and Administrative. General and administrative expenses decreased $1,073,909 during the six months ended June 30, 2024 compared to the same period in 2023. This decrease is primarily driven by decreased professional fees associated with legal, compliance and accounting matters, which were heightened in the first quarter of 2023 due to the Business Combination and the transition to being a public company.

Interest Income. Interest income decreased $28,435 during the six months ended June 30, 2024 compared to the same period in 2023 due to lower cash balances between periods.

Interest Expense. Interest expense increased $1,880,097 during the six months ended June 30, 2024 compared to the same period in 2023 primarily due to higher debt balances between periods. Interest expense in the first half of 2024 was comprised of interest accrued on the Senior Convertible Notes and Junior Notes and debt discount amortization for the Junior Notes. Interest expense for the first half of 2023 comprised of interest accrued on the Senior Convertible Notes, which were issued in June 2023. Refer to Note 8 in the condensed consolidated financial statements included in Note 1 of this Quarterly Report for more information on our debt obligations.

Change in Fair Value of Warrant Liabilities, net. We recorded a gain of $1,786,512 in the first half of 2024, which resulted from the decrease in the fair value of the Junior Note Warrants between December 31, 2023 and June 30, 2024. During the first half of 2023, we recorded a gain of $835,539 due to the decrease in the fair value of the Public Warrants between the Closing and June 30, 2023. As of December 31, 2023, the Public Warrants have a zero value due to being delisted from the NYSE American, as further discussed in Note 10 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report.

Loss on Extinguishment of Debt. In the first half of 2024, we issued 2,248,312 shares to noteholders to extinguish $4.0 million of principal of Senior Notes and Junior Notes, as well as $106,050 of interest accrued on the Senior Notes. The reacquisition value of the debt was higher than the related carrying value, and thus resulted in a loss on debt extinguishment of $10,346,108 for the six months ended June 30, 2024.

Other Income (Expense), Net. Other income (expense), net consisted of a $218,169 gain related to an Employee Retention Tax Credit for qualifying 2021 wages received during the first half of 2024, which was accounted for when collectability was assured.

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

As of June 30, 2024, we had cash and cash equivalents of $117,188 as compared to $2,148,700 as of December 31, 2023. Our cash flows from operations are not sufficient to fund our current operating model and expansion plans. On the second anniversary of the Closing Date, the Company must also, under certain circumstances, redeem the maximum portion of the Preferred Stock as permitted by law in cash at an amount equal to the Original Issuance Price as of such date. Notwithstanding the foregoing, the Company shall not be required to redeem any shares of Preferred Stock to the extent the Company does not have legally available funds to effect such redemption.

From inception through June 30, 2024, we have incurred operating losses and negative cash flows from operating activities. For the six months ended June 30, 2024 and 2023, we have incurred operating losses, including net losses of $18,388,041 and $10,874,229, respectively, and we have an accumulated deficit of $100,286,733 as of June 30, 2024. We anticipate that we will incur net losses for the foreseeable future and, even if we increase our revenue, there is no guarantee that it will ever become profitable. All of the aforementioned factors raise substantial doubt about our ability to continue as a going concern. We expect to continue to expand our operations, including by investing in manufacturing, sales and marketing, research and development and infrastructure to support our growth.

Until we can generate sufficient revenue to cover our operating expenses, working capital, and capital expenditures, we will rely on private and public capital raising efforts; however, there is no assurance that plans to obtain additional debt or equity financing will be successfully implemented or implemented on terms favorable to the Company.

We would also obtain additional funds if the holders of our Public Warrants and private warrants issued in 2023 (refer to Note 10 in the condensed consolidated financial statements included in Note 1 of this Quarterly Report for more information) were to exercise their warrants. However, the exercise price is $460.00 per share of Common Stock for our Public Warrants, $41.20 per share of Common Stock for our Senior Note Warrants, and $5.00 per share of Common Stock for our Junior Note Warrants, respectively, which exceed $2.69, the closing price of our Common Stock on the NYSE American on August 8, 2024. The likelihood that warrant holders will exercise the warrants and any cash proceeds that we would receive is dependent upon the market price of our Common Stock. If the market price for our Common Stock is less than the exercise price per share, we believe warrant holders will be unlikely to exercise their warrants.

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

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the periods presented.

	Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(4,322,227)	$(8,699,808)
Net cash used in investing activities	-	(825,872)
Net cash provided by financing activities	2,290,715	13,270,162

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

Net cash used in operating activities was $4,322,227 and $8,699,808 for the six months ended June 30, 2024 and 2023, respectively. The decrease in net cash flows used in operating activities is primarily driven by decreased operating expenses and changes in working capital, partially offset by decreases in revenue.

Cash flows from investing activities

Our cash flows from investing activities have been comprised primarily of purchases of equipment and installation of improvements to our leased facilities and headquarters.

Net cash used in investing activities was nil and $825,872 for the six months ended June 30, 2024 and 2023, respectively. The decrease was primarily due to purchases of equipment to build out our production line that occurred during the first quarter of 2023.

Cash flows from financing activities

We have financed our operations primarily through the sale of stock and promissory notes.

Net cash provided by financing activities was $2,290,715 and $13,270,162 for the six months ended June 30, 2024 and 2023, respectively. Net cash provided by financing in activities in the first half of 2024 is comprised of proceeds from the issuance of pre-funded warrants and Common Stock, as well as shareholder advances, offset by payments of accrued debt issuance costs for the Junior Notes and tax withholdings for RSU issuances. Net cash provided by financing in activities in the first half of 2023 is comprised of proceeds received from the issuance of convertible promissory notes and warrants, proceeds from the issuance of Common Stock from the Lincoln Park Purchase Agreement, and the proceeds received from the Closing of the Business Combination. These combined proceeds were partially offset by payments of transaction costs associated with the Business Combination.

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

The following tables present our key performance indicators for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,
	2024	2023	$ Change
Revenue	$49,278	$1,054,062	$(1,004,784)
Total gross margin	(684,448)	(1,431,202)	746,754
EBITDA(1)	(11,617,872)	(6,007,916)	(5,609,956)
Capital expenditures	—	(481,071)	481,071
Free cash flow(1)	(2,228,785)	(5,130,306)	2,901,521

	Six Months Ended June 30,
	2024	2023	$ Change
Revenue	$142,827	$1,524,051	$(1,381,224)
Total gross margin	(1,447,855)	(2,173,650)	725,795
EBITDA(1)	(16,122,503)	(10,681,745)	(5,440,758)
Capital expenditures	—	(825,872)	825,872
Free cash flow(1)	(4,322,227)	(9,525,680)	5,203,453

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

Reconciliation

The following table reconciles our net loss (the most directly comparable GAAP measure) to EBITDA for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(12,687,388)	$(6,106,712)	$(18,388,041)	$(10,874,229)
Interest (income) expense, net	936,873	(105)	1,876,000	(32,532)
Income tax expense	—	—	—	—
Depreciation and amortization	132,643	98,901	389,538	225,016
EBITDA	$(11,617,872)	$(6,007,916)	$(16,122,503)	$(10,681,745)

The following tables reconcile our net cash used in operating activities (the most directly comparable GAAP measure to Free cash flow) to Free cash flow for the periods presented:

	Three Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(2,228,785)	$(4,649,235)
Capital expenditures	-	(481,071)
Free cash flow	$(2,228,785)	$(5,130,306)

	Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(4,322,227)	$(8,699,808)
Capital expenditures	—	(825,872)
Free cash flow	$(4,322,227)	$(9,525,680)

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

There have been no significant changes to our accounting estimates during the six months ended June 30, 2024, as compared to the critical accounting estimates described in our audited financial statements included in the Form 10-K filed with the SEC on April 15, 2024, and as subsequently amended by the Form 10-K/As filed with the SEC on April 29, 2024 and August 12, 2024.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Item 1A. Risk Factors.

Our risk factors are disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report. If any of the risks discussed in our Annual Report are realized, our business, financial condition, results of operations and prospects could be materially and adversely affected.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

Descriptions of the April 2024 SPA Agreement and May 2024 Pre-Funded Warrant Issuances and Note Extinguishments under "Recent Developments" above are incorporated herein by reference. Such transactions were conducted as private placements to accredited investors exempt from registration under Section 4(a)(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this on Form 10-Q.

		Incorporated by Reference
No.	Description of Exhibit	Form	File No.	Exhibit No.	Filing Date
2.1†	Business Combination Agreement, dated as of August 5, 2022, by and among Tailwind Acquisition Corp., Compass Merger Sub, Inc. and Nuburu, Inc.	8-K	001-39489	2.1	August 8, 2022
3.1	Amended and Restated Bylaws of the Company.	8-K	001-39489	3.2	September 9, 2020
3.2	Amended and Restated Certificate of Incorporation of the Company.	8-K	001-39489	3.1	February 6, 2023
3.3	Certificate of Designations of the Company.	8-K	001-39489	3.3	February 6, 2023
2.1	Securities Purchase Agreement, dated as of April 3, 2024, by and between Nuburu, Inc. and the parties thereto.	10-K	001-39489	2.2	April 15, 2024
2.2*	Pre-Funded Warrant Purchase Program, dated as of May 1, 2024, by and between Nuburu, Inc. and the parties thereto.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

Date: August 14, 2024	Nuburu, Inc.

	By:	/s/ Ron Nicol
	Name:	Ron Nicol
	Title:	Executive Chairman
(Principal Executive Officer)

	By:	/s/ Brian Knaley
	Name:	Brian Knaley
	Title:	Chief Executive Officer
(Principal Financial and Accounting Officer)