Form 10-K/A
period 2023-12-31
Nuburu, Inc.
filed 2024-09-06
CIK 1814215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 3)

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

The number of shares of Registrant's Common Stock outstanding as of September 5, 2024 was 4,222,322 shares.

Documents Incorporated by Reference

None.

EXPLANATORY NOTE

Nuburu, Inc. (referred to herein as the "Company," "Nuburu," "we," "us," or "our") is filing this Amendment No. 3 on Form 10-K/A (this "Amendment No. 3") to amend our Annual Report on Form 10-K for the year ended December 31, 2023, originally filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2024 (the “Original 10-K”) and amended on April 29, 2024 ("Amendment No. 1") and August 12, 2024 ("Amendment No. 2"). This amendment solely updates the certifications filed as exhibits to comply with Items 601(b)(31) and (32) of Regulation S-K.

Except for the changes described above, including the filing of related certifications added to the exhibit list in Part IV, and the changes included in Amendment No. 1 and Amendment No. 2, this Amendment No. 3 makes no changes to the Original 10-K. This Amendment No. 3 does not reflect events occurring after the filing of the Original 10-K or modify disclosures affected by subsequent events. Accordingly, this Amendment No. 3 should be read in conjunction with the Original 10-K and other filings with the SEC. Terms used but not otherwise defined in this Amendment No. 3 have such meaning as ascribed to them in the Original 10-K.

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