Form 10-K/A
period 2023-12-31
Nuburu, Inc.
filed 2024-11-08
CIK 1814215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 4)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

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

The number of shares of Registrant's Common Stock outstanding as of October 31, 2024 was 17,128,667 shares.

Documents Incorporated by Reference

None.

EXPLANATORY NOTE

Nuburu, Inc. (referred to herein as the "Company," "Nuburu," "we," "us," or "our") is filing this Amendment No. 4 on Form 10-K/A (this "Amendment No. 4") to amend our Annual Report on Form 10-K for the year ended December 31, 2023, originally filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2024 (the “Original 10-K”) and amended on April 29, 2024 ("Amendment No. 1"), August 12, 2024 ("Amendment No. 2") and September 6, 2024 ("Amendment No. 3").

Background of Restatement

The purpose of this Amendment is to restate amounts included in the Company's previously issued financial statements as of and for the year ended December 31, 2023, the comparative period herein as of and for the year ended December 31, 2022 and for each of the quarterly periods ended March 31, 2023, June 30, 2023 and September 30, 2023, for the following:

(i)
as of and for the year ended December 31, 2022 (i.e. the comparative period included herein) to (i) account for the Legacy Nuburu Convertible Notes (as defined and described in Note 8 in the consolidated financial statements included in Part II "Item 8. Financial Statements and Supplementary Data") at fair value resulting in the recording of a loss related to the change in the fair value of, and corresponding increase to, the carrying value of these convertible notes, and (ii) (a) reclassify the Company's convertible preferred stock that is redeemable at a future point in time from permanent equity to mezzanine equity and (b) increase the carrying value of such preferred stock to reflect the redemption value of the outstanding preferred stock.
(ii)
as of and for the year ended December 31, 2023, including the interim periods therein as of March 31, 2023, June 30, 2023 and September 30, 2023, to (i) reclassify convertible preferred stock that is redeemable at a future point in time from permanent equity to mezzanine equity, and (ii) increase the carrying value of such preferred stock to reflect the redemption value of the outstanding preferred stock. Additionally, the impact of the recording of the loss related to the change in the fair value of the Legacy Nuburu Convertible Notes for the year ended December 31, 2022 described above will be reflected as an adjustment to accumulated deficit for these periods.

The restatement had no impact on total net cash flows from operating, investing or financing activities.

See Note 8 in the consolidated financial statements included in Part II “Item 8. Financial Statements and Supplementary Data” of this report for more information on the Company's Legacy Nuburu Convertible Notes payable.

Restatement of Previously Issued Consolidated Financial Statements

Previously filed annual reports on Form 10-K and quarterly reports on Form 10-Q for the periods affected by the restatement have not been amended. Accordingly, investors should no longer rely upon the Company’s previously released financial statements for these periods and any earnings releases or other communications relating to these periods, and, for these periods, investors should rely solely on the financial statements and other financial data for the relevant periods included in this Amendment No. 4 on Form 10-K/A. See Note 14, “Restatement of Previously Issued Consolidated Financial Statements and Previously Issued Unaudited Interim Condensed Consolidated Financial Statements ” in Part II, “Item 8. Financial Statements and Supplementary Data” for additional information. Additionally, Part II, Item 7,“Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Amendment No. 4 on Form 10-K/A is being amended to reflect the effect of the restatement described above.

The Company has attached to this Form 10-K/A updated certifications executed as of the date of this Amendment by the Principal Executive Officer and Principal Financial Officer as required by Sections 302 and 906 of the Sarbanes Oxley Act of 2002. These updated certifications are attached as Exhibits 31.1 and 32.1 to this Amendment.

Internal Control Considerations

In connection with the restatement, our management has assessed the effectiveness of our internal control over financial reporting. The Audit Committee of the Company's Board of Directors, with concurrence of management, has concluded that, in light of the errors described above, a material weakness exists in the Company's internal controls over financial reporting for the periods noted above. Management plans to enhance processes by increasing the number of accounting professionals with the necessary skill sets, providing ongoing training for key personnel, and designing and implementing appropriate risk assessment and internal control procedures. For a discussion of management's consideration of our disclosure controls and procedures, internal controls over financial reporting and the material weakness identified, see Part II, "Item 9A, Controls and Procedures" of this Amendment No. 4 on Form 10-K/A.

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

Our financial statements as of and for the year ended December 31, 2023 included elsewhere in this Annual Report on Form 10-K have been prepared assuming we will continue as a going concern. If we are unable to generate sufficient cash flow to sustain our operations or raise additional capital in the form of debt or equity financing, this could affect our ability to continue as a going concern in the future. Since its inception in 2015, Nuburu has incurred significant net losses and has used significant cash in its business. As of December 31, 2023, Nuburu had an accumulated deficit of approximately $97.3 million, and for the year ended December 31, 2023, Nuburu had a net loss of approximately $20.7 million. We expect to continue to expand our operations, including by investing in manufacturing, sales and marketing, research and development, and infrastructure to support our growth. We anticipate that we will incur net losses for the foreseeable future and, even if we increase our revenues, there is no guarantee that we will ever become profitable. Our ability to achieve profitability in the future will depend on a number of factors, including:

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

We generated total revenue of $2,085,532 and $1,440,428 and had net losses of $20,706,384 and $29,517,198 during the years ended December 31, 2023 and 2022, respectively.

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

Change in Fair Value of Convertible Notes Payable

Change in fair value of convertible notes payable relates to the Legacy Nuburu Convertible Notes accounted for at fair value during the year ended December 31, 2022 that were subsequently cancelled and converted into shares of Legacy Nuburu common stock in connection with the Business Combination. Refer to Notes 3 and 8 in the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for more information on the Company's Business Combination and notes payable, respectively.

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

Results of Operations

The following table sets forth our operations for the periods presented:

	Year Ended December 31,
	2023	2022	$ Change
		(As Restated)
Revenue	$2,085,532	$1,440,428	$645,104
Cost of revenue	5,695,433	4,859,599	835,834
Gross margin	(3,609,901)	(3,419,171)	(190,730)
Operating expenses:
Research and development	5,462,680	4,546,057	916,623
Selling and marketing	1,539,690	708,144	831,546
General and administrative	11,223,449	5,324,417	5,899,032
Total operating expenses	18,225,819	10,578,618	7,647,201
Loss from operations	(21,835,720)	(13,997,789)	(7,837,931)
Change in fair value of convertible notes payable	—	(15,388,097)	15,388,097
Interest income	117,372	43,976	73,396
Interest expense	(754,549)	(175,288)	(579,261)
Other income, net	1,766,513	—	1,766,513
Loss before provision for income taxes	$(20,706,384)	$(29,517,198)	$8,810,814
Provision for income taxes	—	—	—
Net loss and comprehensive loss	$(20,706,384)	$(29,517,198)	$8,810,814

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

Change in Fair Value of Convertible Notes Payable. The Company recorded a loss related to the change in fair value of its Legacy Nuburu Convertible Notes of $15,388,369 during the year ended December 31, 2022. No such loss was recorded during the year ended December 31, 2023, as the Legacy Nuburu Convertible Notes were cancelled and converted into shares of Legacy Nuburu common stock in connection with the Business Combination. Refer to Notes 3 and 8 in the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for more information on the Company's Business Combination and notes payable, respectively.

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

From inception through December 31, 2023, we have incurred operating losses and negative cash flows from operating activities. For the years ended December 31, 2023 and 2022, we have incurred net losses of $20,706,384 and $29,517,198, respectively, and we have an accumulated deficit of $97,286,789 as of December 31, 2023. We expect to continue to expand our operations, including by investing in manufacturing, sales and marketing, research and development, and infrastructure to support its growth. The Company anticipates that it will incur net losses for the foreseeable future and, even if it increases its revenue, there is no guarantee that it will ever become profitable. All of the aforementioned factors raise substantial doubt about our ability to continue as a going concern.

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

The following tables present our key performance indicators for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022	$ Change
		(As Restated)
Revenue	$2,085,532	$1,440,428	$645,104
Total gross margin	(3,609,901)	(3,419,171)	(190,730)
EBITDA(1)	(19,563,309)	(28,935,381)	9,372,072
Capital expenditures	(1,167,751)	(536,038)	(631,713)
Free cash flow(1)	(18,707,914)	(10,763,768)	(7,944,146)

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

Reconciliation

The following table reconciles our net loss (the most directly comparable GAAP measure) to EBITDA for the periods presented:

	Year Ended December 31,
	2023	2022
		(As Restated)
Net loss	$(20,706,384)	$(29,517,198)
Interest (income) expense, net	637,177	131,312
Income tax expense	—	—
Depreciation and amortization	505,898	450,505
EBITDA	$(19,563,309)	$(28,935,381)

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

Based on this evaluation, we concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of December 31, 2023, because of a material weakness in our internal control over financial reporting described below.

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

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial and Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the framework established in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management concluded that our internal control over financial reporting was not effective as of that date due to a material weakness in our control environment around the accounting and presentation of complex financial instrument transactions that was not effectively designed or maintained. This material weakness resulted in the restatements of the Company’s financial statements as of and for the year ended December 31, 2023, the comparative period therein as of and for the year ended December 31, 2022 and for each of the quarterly periods ended March 31, 2023, June 30, 2023 and September 30, 2023. Additionally, this material weakness could result in material misstatements of the financial statements that would not be prevented or detected on a timely basis.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we intend to implement the following changes during our fiscal year ending December 31, 2025: (i) hire additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are dependent upon our receiving additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

See Note 14, “Restatement of Previously Issued Consolidated Financial Statements and Previously Issued Unaudited Interim Condensed Consolidated Financial Statements ” in Part II, “Item 8. Financial Statements and Supplementary Data” for additional information.

This Amendment No. 4 on Form 10-K/A does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(f) or 15d-15(f) of the Exchange Act during the fourth quarter of 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as the circumstances that led to the revision of our financial statements described in this Amendment No. 4 on Form 10-K/A had not yet been identified.

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

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date

2.1†	Business Combination Agreement, dated as of August 5, 2022, by and among Tailwind Acquisition Corp., Compass Merger Sub, Inc. and Nuburu, Inc.	8-K	001-39489	2.1	August 8, 2022

2.2	Securities Purchase Agreement, dated as of April 3, 2024, by and between Nuburu, Inc. and the parties thereto	10-K	001-39489	2.2	April 15, 2024

3.1	Amended and Restated Bylaws of the Company.	8-K	001-39489	3.2	September 9, 2020

3.2	Amended and Restated Certificate of Incorporation of the Company.	8-K	001-39489	3.1	February 6, 2023

3.3	Certificate of Designations of the Company.	8-K	001-39489	3.3	February 6, 2023

4.1	Specimen Common Stock Certificate .	8-K	001-39489	4.1	February 6, 2023

4.2	Specimen Preferred Stock Certificate .	8-K	001-39489	4.2	February 6, 2023

4.3	Specimen Warrant Certificate.	S-1	333-248113	4.3	August 26, 2020

4.4	Warrant Agreement, dated as of September 9, 2020, by and between the Company and Continental Stock Transfer & Trust Company.	8-K	001-39489	4.1	September 9, 2020

4.5	Description of Registrant’s Securities.	10-K	001-39489	4.5	April 15, 2024

10.1	Investment Management Trust Agreement, dated as of September 9, 2020, by and between the Company and Continental Stock Transfer & Trust Company.	8-K	001-39489	10.2	September 9, 2020

10.2	Registration and Stockholder Rights Agreement, dated as of September 9, 2020, by and between the Company and the Sponsor.	8-K	001-39489	10.3	September 9, 2020

10.3	Letter Agreement, dated as of September 3, 2020, among the Company, the Sponsor and the Company’s then current officers and directors.	8-K	001-39489	10.4	September 9, 2020

10.4	Amendment to Letter Agreement, dated November 22, 2022, by and among the Company, the Sponsor, and the Company’s then current officers and directors.	8-K	001-39489	10.4	November 22, 2022

10.5	Amended and Restated Letter Agreement, dated January 31, 2023, by and among the Company, the Sponsor , and the other parties set forth on the signature pages thereto.	8-K	001-39489	10.4	January 31, 2023

10.6	Administrative Services Agreement, dated as of September 9, 2020, by and between the Company and the Sponsor.	8-K	001-39489	10.5	September 9, 2020

10.7	Sponsor Support and Forfeiture Agreement, dated as of August 5, 2022, by and among the Sponsor, the Company and Legacy Nuburu.	8-K	001-39489	10.1	August 8, 2022

10.8	Amendment to Sponsor Support and Forfeiture Agreement, dated November 22, 2022, by and among the Company, Legacy Nuburu, and the Sponsor.	8-K	001-39489	10.1	November 22, 2022

10.9	Amended and Restated Sponsor Support and Forfeiture Agreement, dated January 31, 2023, by and among the Company, the Sponsor and Legacy Nuburu.	8-K	001-39489	10.3	January 31, 2023

10.10	Stockholder Support Agreement, dated as of August 5, 2022, by and among the Company and certain stockholders of Legacy Nuburu.	8-K	001-39489	10.2	August 8, 2022

10.11	Amended and Restated Registration Rights and Lock-Up Agreement, dated August 5, 2022, by and among the Company and the parties listed on the signature pages thereto.	8-K	001-39489	10.3	August 8, 2022

10.12	Amendment to Amended and Restated Registration Rights Lock-Up Agreement, dated November 22, 2022, by and among the Company and the Holders (defined therein).	8-K	001-39489	10.2	November 22, 2022

10.13	Second Amendment to Amended and Restated Registration Rights Lock-up Agreement, dated January 31, 2023, by and	8-K	001-39489	10.2	January 31, 2023

	among the Company and the Holders (defined therein).

10.14	Third Amendment to Amended and Restated Registration Rights Lock-up Agreement, dated January 31, 2023, by and among the Company and the Holders(defined therein) (incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed with the SEC on February 6, 2023).	8-K	001-39489	10.14	February 6, 2023

10.15	Fourth Amendment to Amended and Restated Registration Rights Lock-up Agreement, dated March 10, 2023, by and among the Company and the Holders(defined therein) (incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed with the SEC on February 10, 2023).	8-K	001-39489	10.1	March 10, 2023

10.16	Preferred Stock Sale Option Agreement, dated August 5, 2022, by and among the Company and the parties listed on Schedule A thereto.	8-K	001-39489	10.4	August 8, 2022

10.17	Amendment to Preferred Stock Sale Option Agreement, dated November 22, 2022, by and among the Company and the Holders (as defined therein).	8-K	001-39489	10.3	November 22, 2022

10.18	Second Amendment to Preferred Stock Sale Option Agreement, dated November 28, 2022 by and among the Company and the Holders (as defined therein).	8-K	001-39489	10.1	November 29, 2022

10.19	Third Amendment to Preferred Stock Sale Option Agreement, dated November 28, 2022 by and among the Company and the Holders (as defined therein).	8-K	001-39489	10.2	March 10, 2023

10.20	Purchase Agreement, dated August 5, 2022, by and among the Company, Legacy Nuburu and Lincoln Park.	8-K	001-39489	10.5	August 8, 2022

10.21	Registration Rights Agreement, dated August 5, 2022, by and among the Company, Legacy Nuburu and Lincoln Park.	8-K	001-39489	10.6	August 8, 2022

10.22#	Nuburu, Inc. 2022 Equity Incentive Plan.	8-K	001-39489	10.20	February 6, 2023

10.23#	Nuburu, Inc. 2022 Employee Stock Purchase Plan and forms of agreement thereunder.	8-K	001-39489	10.21	February 6, 2023

10.24#	Nuburu, Inc. Executive Incentive Compensation Plan.	8-K	001-39489	10.22	February 6, 2023

10.25#†	Amended and Restated Employment Agreement, effective December 3, 2022, by and between Mark Zediker and Legacy Nuburu.	S-4/A	333-267403	10.18	November 29, 2022

10.26#	Employment Agreement, effective December 2, 2022, by and between Brian Knaley and Legacy Nuburu.	S-4/A	333-267403	10.19	November 29, 2022

10.27#†	Amended and Restated Employment Agreement, effective December 2, 2022, by and between Brian Faircloth and Legacy Nuburu.	S-4/A	333-267403	10.20	November 29, 2022

10.28#	Form of Director Letter Agreement.	S-4/A	333-267403	10.22	November 29, 2022

10.29#	Form of Nuburu, Inc. Indemnification Agreement.	8-K	001-39489	10.27	February 6, 2023

10.30†	Amended and Restated Lease Agreement between CSM Equities, L.L.C. and Legacy Nuburu, dated September 26, 2019.	S-4/A	333-267403	10.13	November 7, 2022

10.31	Share Transfer Agreement, dated January 25, 2023, by and between the Sponsor and the party set forth on the signature pages thereto.	8-K	001-39489	10.1	January 31, 2023

10.32	Letter Agreement, dated November 28, 2022, by and among Tailwind Acquisition Corp. and the other parties set forth on the signature pages thereto.	8-K	001-39489	10.2	November 28, 2022

10.33	Form of Convertible Promissory Note.	8-K	001-39489	4.1	June 13, 2023

10.34	Form of Warrant to Purchase Shares of Common Stock.	8-K	001-39489	4.2	June 13, 2023

10.35	Note and Warrant Purchase Agreement dated June 12, 2023.	8-K	001-39489	10.1	June 13, 2023

10.36	Registration Rights and Lock-up Agreement.	8-K	001-39489	10.2	June 13, 2023

10.37	Director Letter Agreement, dated August 31, 2023, by and between Nuburu, Inc. and John Bolton.	10-Q	001-39489	10.3	November 9, 2023

10.38	Confidential Separation and Release Agreement, dated November 1, 2023, by and between Nuburu, Inc. and Dr. Mark Zediker.	10-Q	001-39489	10.4	November 9, 2023

10.39	Note and Warrant Purchase Agreement, dated November 13, 2023, by and between Nuburu, Inc. and the lenders party thereto.	10-K	001-39489	10.39	April 15, 2024

10.40	Form of Promissory Note.	10-K	001-39489	10.40	April 15, 2024

10.41	Form of Warrant to Purchase Shares of Common Stock.	10-K	001-39489	10.41	April 15, 2024

10.42	Registration Rights Agreement, dated November 13, 2023, by and between Nuburu, Inc.	10-K	001-39489	10.42	April 15, 2024

10.43	Intercreditor and Subordination Agreement, dated November 13, 2023, by and between Nuburu, Inc. and the parties thereto.	10-K	001-39489	10.43	April 15, 2024

10.44	Note Exchange Agreement, by and between Nuburu, Inc. and the parties thereto.	10-K	001-39489	10.44	April 15, 2024

10.45	Form of Senior Secured Convertible Promissory Note.	10-K	001-39489	10.45	April 15, 2024

10.46	Form of Warrant to Purchase Shares of Common Stock	10-K	001-39489	10.46	April 15, 2024

10.47	Board of Directors Compensation Policy	10-K	001-39489	10.47	April 15, 2024

10.48	Amendment to Employment Agreement, effective November 1, 2023, by and between Nuburu, Inc. and Brian Knaley.	10-K/A	001-39489	10.48	April 29, 2024

10.49	Amendment to Employment Agreement, effective January 1, 2024, by and between Nuburu, Inc. and Brian Faircloth.	10-K/A	001-39489	10.49	April 29, 2024

21.1	List of Subsidiaries of Nuburu, Inc.	8-K	001-39489	21.1	February 6, 2023

24.1	Power of Attorney (included on the signature page of the Original Form 10-K)	10-K	001-39489	24.1	April 15, 2024

31.1*	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of the Principal Financial and Accounting Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1**	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

32.2**	Certification of the Principal Financial and Accounting Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

97	Nuburu, Inc. Clawback Policy	10-K	001-39489	97	April 15, 2024

101.INS*	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

104*	104 Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

November 8, 2024

Name	Position	Date

/s/ Ron Nicol	Executive Chairman	November 8, 2024
Ron Nicol	(Principal Executive Officer)

/s/ Brian Knaley	Chief Executive Officer	November 8, 2024
Brian Knaley	(Principal Financial and Accounting Officer)

*	Director	November 8, 2024
Daniel Hirsch

*	Director	November 8, 2024
Elizabeth Mora

By:

/s/ Brian Knaley
Name:	Brian Knaley
Title:	Attorney-in-fact

NUBURU, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Nuburu, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nuburu, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, consolidated statements of changes in convertible preferred stock and stockholders’ equity (deficit), and consolidated statements of cash flows for the years ended December 31, 2023 and 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years ended December 31, 2023 and 2022, and in conformity with accounting principles generally accepted in the United States of America.

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

Restatement

As discussed in Notes 1 and 14 to the financial statements, the 2023 and 2022 financial statements have been restated to correct certain misstatements.

Emphasis of Matter – Restatement of Unaudited Interim Financial Statements

As discussed in Notes 1 and 14 to the financial statements, the unaudited interim financial statements as of March 31, 2023, June 30, 2023 and September 30, 2023 have been restated to correct certain misstatements.

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

East Brunswick, New Jersey

April 15, 2024, except for Note 1 and 14, as to which the date is November 8, 2024.

PCAOB ID Number 100

NUBURU, INC.

CONSOLIDATED BALANCE SHEETS (As Restated)

	December 31, 2023	December 31, 2022
	(As Restated)	(As Restated)
ASSETS
Current assets
Cash and cash equivalents	$2,148,700	$2,880,254
Accounts receivable	482,279	327,200
Inventories, net of allowance of $1,133,457 and $292,990, respectively	1,456,275	972,695
Deferred financing costs	50,000	4,258,515
Prepaid expenses and other current assets	156,255	46,737
Total current assets	4,293,509	8,485,401
Property and equipment, net	5,650,976	3,771,849
Construction in progress	—	188,912
Right-of-use assets	586,164	641,651
Other assets	34,359	34,359
TOTAL ASSETS	$10,565,008	$13,122,172

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$4,744,606	$4,456,587
Accrued expenses	2,750,305	2,312,118
Current portion of operating lease liability	355,385	343,049
Contract liabilities	30,400	178,750
Current portion of notes payable	2,147,992	—
Current portion of convertible notes payable	—	22,688,097
Total current liabilities	10,028,688	29,978,601
Operating lease liability	237,369	373,907
Convertible notes payable	6,713,241	—
Warrant liabilities	2,238,519	—
TOTAL LIABILITIES	19,217,817	30,352,508
Commitments and Contingencies (Note 6)

Convertible preferred stock, $0.0001 par value; 50,000,000 shares authorized; 2,388,905 and 23,237,703 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	23,889,050	4,040

Stockholders’ Deficit
Common stock, $0.0001 par value; 250,000,000 shares authorized; 36,894,323 and 5,556,857 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	3,689	1,077
Additional paid-in capital	64,741,241	59,344,952
Accumulated deficit	(97,286,789)	(76,580,405)
Total Stockholders’ Deficit	(32,541,859)	(17,234,376)
TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT	$10,565,008	$13,122,172

The accompanying notes are an integral part of the consolidated financial statements.

NUBURU, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (As Restated)

	Year Ended December 31,
	2023	2022
		(As Restated)
Revenue	$2,085,532	$1,440,428
Cost of revenue	5,695,433	4,859,599
Gross margin	(3,609,901)	(3,419,171)
Operating expenses:
Research and development	5,462,680	4,546,057
Selling and marketing	1,539,690	708,144
General and administrative	11,223,449	5,324,417
Total operating expenses	18,225,819	10,578,618
Loss from operations	(21,835,720)	(13,997,789)
Change in fair value of convertible notes payable	—	(15,388,097)
Interest income	117,372	43,976
Interest expense	(754,549)	(175,288)
Other income, net	1,766,513	—
Loss before provision for income taxes	$(20,706,384)	$(29,517,198)
Provision for income taxes	—	—
Net loss and comprehensive loss	$(20,706,384)	$(29,517,198)
Net loss per common share, basic and diluted	$(0.63)	$(5.41)
Weighted-average common shares used to compute net loss per common share, basic and diluted	33,064,250	5,458,184

The accompanying notes are an integral part of the consolidated financial statements.

NUBURU, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT) (As Restated)

	Convertible Preferred Stock		Common Stock
	Shares(1)	Amount	Shares(1)	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance as of January 1, 2022	23,196,296	$4,036	5,153,286	$999	$56,646,247	$(47,063,207)	$9,584,039
Issuance of Legacy Nuburu Series C preferred stock	41,407	4	—	—	188,886	—	188,886
Issuance of Legacy Nuburu common stock from option exercises	—	—	403,571	78	147,479	—	147,557
Stock-based compensation	—	—	—	—	2,362,340	—	2,362,340
Net loss	—	—	—	—	—	(29,517,198)	(29,517,198)
Balance as of December 31, 2022	23,237,703	$4,040	5,556,857	$1,077	$59,344,952	$(76,580,405)	$(17,234,376)
Issuance of Common Stock and Series A preferred stock upon conversion of convertible notes in connection with the reverse recapitalization	1,361,787	13,617,870	1,361,787	136	13,345,377	—	13,345,513
Conversion of Legacy Nuburu convertible preferred stock into Common Stock in connection with the reverse recapitalization	(23,237,703)	(4,040)	23,237,703	2,323	1,717	—	4,040
Issuance of Common Stock and Series A preferred stock upon the reverse recapitalization, net of issuance costs	1,481,666	14,816,660	3,233,745	(197)	(18,073,988)	—	(18,074,185)
Issuance of Common Stock and Series A preferred stock to satisfy certain reverse recapitalization costs	195,452	1,954,520	195,452	20	(1,954,540)	—	(1,954,520)
Recognition of Public Warrants upon the reverse recapitalization	—	—	—	—	(1,336,863)	—	(1,336,863)
Issuance of Common Stock from the Lincoln Park Purchase Agreement	—	—	1,681,898	167	2,099,830	—	2,099,997
Issuance of Common Stock warrants in connection with the June 2023 Convertible Notes (net of issuance cost of $160,345)	—	—	—	—	2,351,414	—	2,351,414
Issuance of Common Stock upon conversion of convertible preferred stock	(650,000)	(6,500,000)	1,300,000	130	6,499,870	—	6,500,000
Issuance of Common Stock from option exercises	—	—	5,153	1	6,998	—	6,999
Issuance of Common Stock from releases of restricted stock units	—	—	391,651	39	(39)	—	—
Restricted stock units used for tax withholdings	—	—	(69,923)	(7)	(33,896)	—	(33,903)
Stock-based compensation	—	—	—	—	2,490,409	—	2,490,409
Net loss	—	—	—	—	—	(20,706,384)	(20,706,384)
Balance as of December 31, 2023	2,388,905	$23,889,050	36,894,323	$3,689	$64,741,241	$(97,286,789)	$(32,541,859)

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

NUBURU, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (As Restated)

	Year Ended December 31,
	2023	2022
		(As Restated)
Cash Flows from Operating Activities:
Net loss	$(20,706,384)	$(29,517,198)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	505,898	450,505
Stock-based compensation	2,490,409	2,362,340
Change in fair value of convertible notes payable	—	15,388,097
Change in fair value of warrant liabilities	(1,766,513)	—
Inventory reserve adjustments	840,467	(258,116)
Amortization of debt discount	416,636	—
Amortization of deferred financing costs	105,924	—
Changes in operating assets and liabilities:
Accounts receivable	(155,079)	(103,925)
Inventories	(1,613,781)	(199,429)
Prepaid expenses and other current assets	(268,118)	23,336
Operating lease right-of-use asset	319,426	292,932
Accounts payable	2,715,504	628,702
Accrued expenses	111,939	1,013,437
Contract liabilities	(148,350)	5,700
Operating lease liability	(388,141)	(314,111)
Net cash used in operating activities	(17,540,163)	(10,227,730)
Cash Flows from Investing Activities:
Purchase of property and equipment	(1,167,751)	(536,038)
Net cash used in investing activities	(1,167,751)	(536,038)
Cash Flows from Financing Activities:
Proceeds from issuance of Legacy Nuburu convertible promissory notes	4,100,000	7,300,000
Proceeds from issuance of June 2023 Senior Convertible Notes and Warrants	9,225,000	—
Proceeds from issuance of November 2023 Junior Notes and Warrants (net of original issue discount)	5,000,000	—
Proceeds from the exercise of stock options	6,999	147,557
Restricted stock units used for tax withholdings	(33,903)	—
Proceeds from the issuance of Legacy Nuburu preferred stock	—	188,890
Proceeds from reverse recapitalization	3,243,079	—
Proceeds from the issuance of preferred stock	5,000	—
Proceeds from issuance of Common Stock from the Lincoln Park Purchase Agreement	2,099,997	—
Payment of transaction costs related to the reverse recapitalization	(4,734,913)	—
Repayment of related party convertible promissory notes	(675,000)	—
Payment of deferred financing costs	(259,899)	—
Net cash provided by financing activities	17,976,360	7,636,447
NET CHANGE IN CASH DURING THE PERIOD	(731,554)	(3,127,321)
CASH AND CASH EQUIVALENTS ―BEGINNING OF PERIOD	2,880,254	6,007,575
CASH AND CASH EQUIVALENTS ―END OF PERIOD	$2,148,700	$2,880,254
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Right-of-use assets obtained in exchange for new operating lease liabilities	$263,939	$934,583
Transfer of property and equipment from inventory	$430,666	$—
Transfer of property and equipment from prepaid expenses	$198,600	$—
Purchase of property and equipment in accounts payable and accrued expenses	$540,028	$—
Deferred financing costs included in accounts payable and accrued expenses	$681,845	$4,258,515
Transaction costs related to the reverse recapitalization not yet paid	$1,007,439	$—
Issuance of Common Stock upon conversion of preferred stock	$65
Issuance of Common Stock upon conversion of preferred stock in connection with the reverse recapitalization	$11,575,286	$—

The accompanying notes are an integral part of the consolidated financial statements.

NUBURU, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (As Restated)

NOTE 1. BACKGROUND AND ORGANIZATION

Nuburu, Inc. (“Nuburu” or the “Company”) and its wholly-owned subsidiary Nuburu Subsidiary, Inc., is a leading innovator in high-power, high-brightness blue laser technology that is focused on bringing breakthrough improvements to a broad range of high-value applications including welding and 3D printing. The Company is located in Centennial, Colorado.

Nuburu was originally incorporated in Delaware on July 21, 2020 under the name Tailwind Acquisition Corp. (“Tailwind”) as a special purpose acquisition company, formed for the purpose of effecting an initial business combination with one or more target businesses. On September 9, 2020 (the “IPO Closing Date”), the Company consummated its initial public offering (the “IPO”). On January 31, 2023 (the "Closing Date"), the Company consummated a business combination with Nuburu Subsidiary, Inc. f/k/a Nuburu, Inc. (“Legacy Nuburu”), a privately held operating company which merged into the Company's subsidiary Compass Merger Sub, Inc. (the “Business Combination”) and changed its name to “Nuburu, Inc.,” and the Company became the owner, directly or indirectly, of all of the equity interests of Nuburu Subsidiary, Inc. and its subsidiaries. In light of the fact that the Business Combination has closed and the Company's ongoing business will be the business formerly operated by Legacy Nuburu, these financial statements primarily include information regarding Legacy Nuburu’s business.

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

From inception through December 31, 2023, the Company has incurred operating losses and negative cash flows from operating activities. For the years ended December 31, 2023 and 2022, the Company has incurred net losses of $20,706,384 and $29,517,198, respectively, and the Company has an accumulated deficit of $97,286,789 as of December 31, 2023. The Company expects to continue to expand its operations, including by investing in manufacturing, sales and marketing, research and development, and infrastructure to support its growth. The Company anticipates that it will incur net losses for the foreseeable future and, even if it increases its revenue, there is no guarantee that it will ever become profitable. All of the aforementioned factors raise substantial doubt about the Company's ability to continue as a going concern.

Until the Company can generate sufficient revenue to cover its operating expenses, working capital, and capital expenditures, the Company will rely on funds raised from the closing of the Business Combination, from the $9,225,000 of Senior Convertible Notes and Warrants issued in June 2023, from the $5,500,000 of Junior Notes and Warrants issued in November 2023, and from the $11,400,000 of Legacy Nuburu Convertible Notes, as defined and described in Note 8, issued prior to the Closing (refer to Note 8, Notes and Convertible Notes Payable for more information on the Company's notes); as well as from the Lincoln Park Purchase Agreement pursuant to which Lincoln Park has agreed to purchase from the Company, at the sole discretion of the Company, up to $100,000,000 of Common Stock from time to time over a 48-month period. In accordance with the Lincoln Park Purchase Agreement, Lincoln Park has purchased, at the option of the Company, approximately $2.1 million of Common Stock during the year ended December 31, 2023 but is not required to purchase shares if the Company's stock price falls below $1.00 per share.

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

Restatement

See Note 14, “Restatement of Previously Issued Consolidated Financial Statements and Previously Issued Unaudited Interim Condensed Consolidated Financial Statements ”, for additional information regarding the restatement of amounts included in the Company's previously issued financial statements as of and for the year ended December 31, 2023, the comparative period herein as of and for the year ended December 31, 2022 and for each of the quarterly periods ended March 31, 2023, June 30, 2023 and September 30, 2023.

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
•
the cancellation and conversion of all Legacy Nuburu Convertible Notes,which were accounted for as liabilities at fair value due to certain variable share settlement features contained within the notes, into shares of Legacy Nuburu common stock in accordance with its terms as of immediately prior to the Effective Time, which 2,642,239 shares were then outstanding as Legacy Nuburu common stock as of immediately prior to the Effective Time and subsequently converted into 1,361,787 shares of Nuburu Common Stock and 1,361,787 shares of Nuburu Series A preferred stock at the Effective Time; and
•
the cancellation and exchange of all 6,079,467 granted and outstanding vested and unvested Legacy Nuburu options, which became 3,133,270 Nuburu options exercisable for shares of Nuburu Common Stock with the same terms and vesting conditions except for a number of shares exercisable and the exercise price, each of which was adjusted by the Exchange Ratio; and
•
the cancellation and exchange of all 1,053,000 granted and outstanding vested and unvested Legacy Nuburu RSUs, which became 542,706 Nuburu RSUs for shares of Nuburu Common Stock with the same terms and vesting conditions except for the number of shares, which was adjusted by the Legacy Nuburu common stock Exchange Ratio.

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

During the year ended December 31, 2023, no warrants were exercised. Level 3 liabilities include the Junior Note Warrants and Legacy Nuburu Convertible Notes (each as defined in Note 8) and are classified as Level 3 due to the use of unobservable inputs in the valuation of the liability, as further described in Note 10.

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

Level 3 Financial Liabilities

Junior Note Warrants

The following table sets forth a summary of the changes in fair value of the Company's Junior Note Warrants issued in November 2023:

Year Ended December 31,
2023
Fair value, beginning of period	$—
Recognition of Junior Note Warrants upon issuance	2,668,169
Change in fair value	(429,650)
Fair value as of December 31, 2023	$2,238,519

Legacy Nuburu Convertible Notes

The following table sets forth a summary of the changes in fair value of the Company's Legacy Nuburu Convertible Notes, which were cancelled and converted into shares of Legacy Nuburu common stock in connection with the Business Combination:

Year Ended December 31,
2023
Fair value, beginning of period	$22,688,097
Cancellation and conversion in connection with the Business Combination	(22,688,097)
Fair value as of December 31, 2023	$—

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

	December 31, 2023	December 31, 2022
		(As Restated)
Junior Notes Issued November 2023	$5,500,000	$—
Unamortized debt discount	(2,751,533)	—
Unamortized deferred financing costs	(600,475)	—
Current portion of notes payable	2,147,992	—
Legacy Nuburu Convertible Notes	—	22,688,097
Current portion of convertible notes payable	—	22,688,097
Senior Convertible Notes Issued June 2023	6,713,241	—
Convertible notes payable, long-term	6,713,241	—
Total debt	$8,861,233	$22,688,097

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

Legacy Nuburu Convertible Notes

Over the course of multiple closings in March, August and December 2022 and January 2023, Legacy Nuburu issued and sold Legacy Nuburu Convertible Notes payable to various investors with aggregate gross proceeds of $11,400,000. The Legacy Nuburu Convertible Notes accrued interest at a rate of 8% per annum and were accounted for as liabilities at fair value due to certain variable share settlement features contained within the notes, with changes in the fair value of the Legacy Nuburu Convertible Notes recognized within change in fair value of convertible notes payable on the consolidated statement of operations and comprehensive loss for the year ended December 31, 2022. The outstanding principal amount and all accrued and unpaid interest on the Legacy Nuburu Convertible Notes (the “Conversion Amount”), immediately prior to the consummation of the Business Combination, automatically converted into 2,642,239 shares of Legacy Nuburu common stock that, upon consummation of the Business Combination, entitled the holders of the Legacy Nuburu Convertible Notes to receive 1,361,787 shares of Common Stock, which was equal to (x) the Conversion Amount divided by (y) $8.50.

The table below summarizes the sale of the Legacy Nuburu Convertible Notes to related parties:

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

Redemption

On the second anniversary of the Closing Date, or January 31, 2025 (the “Test Date”), the Company is obligated to redeem the maximum portion of the Preferred Stock permitted by law in cash at an amount equal to the Original Issuance Price as of such date if the Conversion Price exceeds the VWAP. If, on the Test Date, the Conversion Price is equal to or less than the VWAP, the Company must convert all shares of Preferred Stock then outstanding into shares of the Company’s Common Stock at the then applicable Conversion Price. Notwithstanding the foregoing, the Company shall not be required to redeem any shares of Preferred Stock to the extent the Company does not have legally available funds to effect such redemption. The mandatory redemption and conversion provisions described herein are further subject to certain limitations detailed in the Certificate of Designations. As a result of such redemption feature, the Company recorded the Preferred Stcok at its redemption value and classified the Preferred Stock as mezzanine equity on the consolidated balance sheet.

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

As of the Closing, each Legacy Nuburu stockholder waived its right to participate in the Preferred Stock Issuance (for clarity, excluding any shares received as a result of the conversion of any Legacy Nuburu Convertible Notes prior to the Closing, which were entitled to participate in the Preferred Stock Issuance). Legacy Nuburu stockholders were entitled to receive approximately 99% of the Common Stock issued as merger consideration pursuant to the Business Combination Agreement agreed to waive such right by entering into the Stockholder Support Agreement (for clarity, excluding any shares received as a result of the conversion of any Legacy Nuburu Convertible Notes). Those Legacy Nuburu stockholders who did not waive their right to participate resulted in the issuance of 15,478 shares of Nuburu Series A preferred stock at the Effective Time.

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

NOTE 14. RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS AND PREVIOUSLY ISSUED UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Restatement Background

On October 21, 2024, the Board of Directors and management, upon the recommendation of the Audit Committee of the Board of Directors concluded that the Company’s previously issued financial statements as of and for the year ended December 31, 2023, the comparative period therein as of and for the year ended December 31, 2022 and unaudited condensed consolidated financial statements as of and for each of the interim quarterly periods ended March 31, 2023, June 30, 2023 and September 30, 2023 should no longer be relied upon due to misstatements that are described below and that we would restate such financial statements to make the necessary accounting corrections. The Company evaluated the materiality of these errors both qualitatively and quantitatively in accordance with Staff Accounting Bulletin (“SAB”) No. 99, Materiality and SAB No. 108, Considering the Effects of Prior Year Misstatements in Current Year Financial Statements, and determined the effect of these corrections were material to each period discussed above. As a result of the material misstatements, we have restated our previously issued financial statements for the periods referenced above, in accordance with ASC 250, Accounting Changes and Error Corrections.

We have determined that these errors were the result of a material weakness in internal control over financial reporting that is reported in management’s report on internal control over financial reporting as of December 31, 2023 in Part II, Item 9A, “Controls and Procedures” of this Amendment No. 4 on Form 10-K/A.

The Company has not filed, and does not intend to file, amendments to the previously filed Quarterly Reports on Form 10-Q for the quarters ended March 31, 2023, June 30, 2023 and September 30, 2023, but instead is restating its unaudited interim condensed consolidated financial statements in this Amendment No. 4 on Form 10-K/A.

The restatements for the Company's previously issued financial statements as of and for the year ended December 31, 2023, the comparative period herein as of and for the year ended December 31, 2022 and for each of the quarterly periods ended March 31, 2023, June 30, 2023 and September 30, 2023, include the following:

(i)
as of and for the year ended December 31, 2022 (i.e. the comparative period included herein) to (i) account for the Legacy Nuburu Convertible Notes at fair value resulting in the recording of a loss related to the change in the fair value of, and corresponding increase to, the carrying value of these convertible notes, and (ii) (a) reclassify the Company's convertible preferred stock that is redeemable at a future point in time from permanent equity to mezzanine equity and (b) increase the carrying value of such preferred stock to reflect the redemption value of the outstanding preferred stock.
(ii)
as of and for the year ended December 31, 2023, including the interim periods therein as of March 31, 2023, June 30, 2023 and September 30, 2023, to (i) reclassify convertible preferred stock that is redeemable at a future point in time from permanent equity to mezzanine equity, and (ii) increase the carrying value of such preferred stock to reflect the redemption value of the outstanding preferred stock. Additionally, the impact of the recording of the loss related to the change in the fair value of the Legacy Nuburu Convertible Notes for the year ended December 31, 2022 described above will be reflected as an adjustment to accumulated deficit and additional paid-in capital for these periods.

The consolidated statements of cash flows have been excluded from the financial statements presented below as they were only impacted by adjustments to net loss and change in fair value of warrant liabilities which are presented below in the consolidated statements of operations and comprehensive loss. The restatement had no impact on total net cash flows from operating, investing or financing activities.

Consolidated Balance Sheet

	As of December 31, 2022
	Originally Reported	Restatement Adjustment	As Restated
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current portion of convertible notes payable	$7,300,000	$15,388,097	$22,688,097
Total current liabilities	$14,590,504	$15,388,097	$29,978,601
Total liabilities	$14,964,411	$15,388,097	$30,352,508

Convertible preferred stock, $0.0001 par value; 50,000,000 shares authorized; 23,237,703 shares issued and outstanding at December 31, 2022	$-	$4,040	$4,040

Stockholders’ Deficit
Accumulated deficit	$(61,192,308)	$(15,388,097)	$(76,580,405)
Total Stockholders’ Deficit	$(1,842,239)	$(15,392,137)	$(17,234,376)

Consolidated Statement of Operations and Comprehensive Loss

	Year Ended December 31, 2022
	Originally Reported	Restatement Adjustment	As Restated
Change in fair value of convertible notes payable	$-	$(15,388,097)	$(15,388,097)
Loss before provision for income taxes	$(14,129,101)	$(15,388,097)	$(29,517,198)
Net loss and comprehensive loss	$(14,129,101)	$(15,388,097)	$(29,517,198)
Net loss per common share, basic and diluted	$(2.59)	$(2.82)	$(5.41)

	As of March 31, 2023 (Unaudited)
	Originally Reported	Restatement Adjustment	As Adjusted
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Convertible preferred stock, $0.0001 par value; 50,000,000 shares authorized; 3,038,905 shares issued and outstanding at March 31, 2023	$304	$30,388,746	$30,389,050

Stockholders’ Deficit
Additional paid-in capital	$66,791,282	$(15,000,649)	$51,790,633
Accumulated deficit	$(65,959,825)	$(15,388,097)	$(81,347,922)
Total Stockholders’ Deficit	$835,120	$(30,389,050)	$(29,553,930)

	As of June 30, 2023 (Unaudited)
	Originally Reported	Restatement Adjustment	As Restated
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Convertible preferred stock, $0.0001 par value; 50,000,000 shares authorized; 3,038,905 shares issued and outstanding at June 30, 2023	$304	$30,388,746	$30,389,050

Stockholders’ Deficit
Additional paid-in capital	$72,049,746	$(15,000,649)	$57,049,097
Accumulated deficit	$(72,066,537)	$(15,388,097)	$(87,454,634)
Total Stockholders’ Deficit	$(16,399)	$(30,389,050)	$(30,405,449)

	As of September 30, 2023 (Unaudited)
	Originally Reported	Restatement Adjustment	As Restated
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Convertible preferred stock, $0.0001 par value; 50,000,000 shares authorized; 3,038,905 shares issued and outstanding at September 30, 2023	$304	$30,388,746	$30,389,050

Stockholders’ Deficit
Additional paid-in capital	$72,653,179	$(15,000,649)	$57,652,530
Accumulated deficit	$(77,151,838)	$(15,388,097)	$(92,539,935)
Total Stockholders’ Deficit	$(4,498,267)	$(30,389,050)	$(34,887,317)

Consolidated Balance Sheet

	As of December 31, 2023
	Originally Reported	Restatement Adjustment	As Restated
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Convertible preferred stock, $0.0001 par value; 50,000,000 shares authorized; 2,388,905 shares issued and outstanding at December 31, 2023	$239	$23,888,811	$23,889,050

Stockholders’ Deficit
Additional paid-in capital	$73,241,955	$(8,500,714)	$64,741,241
Accumulated deficit	$(81,898,692)	$(15,388,097)	$(97,286,789)
Total Stockholders’ Deficit	$(8,652,809)	$(23,889,050)	$(32,541,859)

NOTE 15. SUBSEQUENT EVENTS

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