Form 10-Q/A
period 2024-03-31
Nuburu, Inc.
filed 2024-11-14
CIK 1814215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

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

As of November 8, 2024, the registrant had 18,686,931 shares of common stock, $0.0001 par value per share, outstanding.

EXPLANATORY NOTE

Nuburu, Inc. (referred to herein as the "Company," "Nuburu," "we," "us," or "our") is filing this Amendment No. 1 on Form 10-Q (this "Amendment No. 1") to amend our Quarterly Report on Form 10-Q for the three months ended March 31, 2024, originally filed with the Securities and Exchange Commission (the “SEC”) on May 15, 2024 (the “Original 10-Q”).

Background of Restatement

The purpose of this Amendment No. 1 is to restate amounts included in the Company's previously issued financial statements as of March 31, 2024 to (i) reclassify convertible preferred stock that is redeemable at a future point in time from permanent equity to mezzanine equity and (ii) increase the carrying value of such preferred stock to reflect the redemption value of the outstanding preferred stock. Additionally, the impact of the loss recorded during the year ended December 31, 2022 related to the accounting for the Legacy Nuburu Convertible Notes (as described in Note 8 in the condensed consolidated financial statements) at fair value is reflected as an adjustment to accumulated deficit for these periods.

The restatement had no impact on total net cash flows from operating, investing or financing activities.

Restatement of Previously Issued Consolidated Financial Statements

The Company filed an Amendment No. 4 to its previously filed annual report on Form 10-K/A as of and for the year ended December 31, 2023 on November 8, 2024 to restate its previously issued financial statements as of and for the year ended December 31, 2023, the comparative period therein as of and for the year ended December 31, 2022 and for each of the quarterly periods ended March 31, 2023, June 30, 2023 and September 30, 2023. Accordingly, investors should rely solely on such amended filing for financial statements and other financial data relating to these periods.

For additional information related to the March 31, 2024 restatement, see Note 14, “Restatement of Previously Issued Consolidated Financial Statements and Previously Issued Unaudited Interim Condensed Consolidated Financial Statements ” of the condensed consolidated financial statements. Additionally, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” included in this Amendment No. 1 on Form 10-Q/A is being amended to reflect the effect of the restatement described above on accumulated deficit.

The Company has attached to this Form 10-Q/A updated certifications executed as of the date of this Amendment by the Principal Executive Officer and Principal Financial Officer as required by Sections 302 and 906 of the Sarbanes Oxley Act of 2002. These updated certifications are attached as Exhibits 31.1 and 32.1 to this Amendment.

Internal Control Considerations

In connection with the restatement, our management has assessed the effectiveness of our internal control over financial reporting. The Audit Committee of the Company's Board of Directors, with concurrence of management, has concluded that, in light of the errors described above, a material weakness existed in the Company's internal controls over financial reporting as of March 31, 2024 and December 31, 2023. Management plans to enhance processes by increasing the number of accounting professionals with the necessary skill sets, providing ongoing training for key personnel, and designing and implementing appropriate risk assessment and internal control procedures. For a discussion of management's consideration of our disclosure controls and procedures, internal controls over financial reporting and the material weakness identified, see Item 4. Controls and Procedures of this Amendment No. 1 on Form 10-Q/A.

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

PART 1 – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

NUBURU, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (As Restated)

	March 31, 2024	December 31, 2023
	(As Restated) (Unaudited)	(As Restated)
ASSETS
Current assets
Cash and cash equivalents	$231,885	$2,148,700
Accounts receivable	132,622	482,279
Inventories, net of reserve of $1,161,469 and $1,133,457, respectively	1,613,099	1,456,275
Deferred financing costs	—	50,000
Prepaid expenses and other current assets	58,960	156,255
Total current assets	2,036,566	4,293,509
Property and equipment, net	5,404,812	5,650,976
Right-of-use assets	492,538	586,164
Other assets	34,359	34,359
TOTAL ASSETS	$7,968,275	$10,565,008

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$5,711,785	$4,744,606
Accrued expenses	3,248,847	2,750,305
Current portion of operating lease liability	386,499	355,385
Contract liabilities	7,000	30,400
Current portion of notes payable	3,087,195	2,147,992
Total current liabilities	12,441,326	10,028,688
Operating lease liability	119,720	237,369
Convertible notes payable	6,713,241	6,713,241
Warrant liabilities	2,235,208	2,238,519
TOTAL LIABILITIES	21,509,495	19,217,817
Commitments and Contingencies (Note 6)

Convertible preferred stock, $0.0001 par value; 50,000,000 shares authorized; 2,388,905 shares issued and outstanding at March 31, 2024 and December 31, 2023	23,889,050	23,889,050

Stockholders’ Deficit
Common stock, $0.0001 par value; 250,000,000 shares authorized; 38,532,403 and 36,894,323 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	3,853	3,689
Additional paid-in capital	65,553,319	64,741,241
Accumulated deficit	(102,987,442)	(97,286,789)
Total Stockholders’ Deficit	(37,430,270)	(32,541,859)
TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT	$7,968,275	$10,565,008

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

NUBURU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

(UNAUDITED) (As Restated)

	Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance as of December 31, 2023	2,388,905	$23,889,050	36,894,323	$3,689	$64,741,241	$(97,286,789)	$(32,541,859)
Issuance of Common Stock	—	—	1,600,000	160	199,840	—	200,000
Issuance of Common Stock from releases of restricted stock units	—	—	49,447	5	(5)	—	—
Restricted stock units used for tax withholdings	—	—	(11,367)	(1)	(1,872)	—	(1,873)
Stock-based compensation	—	—	—	—	614,115	—	614,115
Net loss	—	—	—	—	—	(5,700,653)	(5,700,653)
Balance as of March 31, 2024	2,388,905	$23,889,050	38,532,403	$3,853	$65,553,319	$(102,987,442)	$(37,430,270)

	Convertible Preferred Stock		Common Stock
	Shares(1)	Amount	Shares(1)	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance as of December 31, 2022	23,237,703	$4,040	5,556,857	$1,077	$59,344,952	$(76,580,405)	$(17,234,376)
Issuance of Common Stock and Series A preferred stock upon conversion of convertible notes in connection with the reverse recapitalization	1,361,787	13,617,870	1,361,787	136	13,345,377	—	13,345,513
Conversion of Legacy Nuburu convertible preferred stock into Common Stock in connection with the reverse recapitalization	(23,237,703)	(4,040)	23,237,703	2,323	1,717	—	4,040
Issuance of Common Stock and Series A preferred stock upon the reverse recapitalization, net of issuance costs	1,481,666	14,816,660	3,233,745	(197)	(18,073,988)	—	(18,074,185)
Issuance of Common Stock and Series A preferred stock to satisfy certain reverse recapitalization costs	195,452	1,954,520	195,452	20	(1,954,540)	—	(1,954,520)
Recognition of Public Warrants upon the reverse recapitalization	—	—	—	—	(1,336,863)	—	(1,336,863)
Stock-based compensation	—	—	—	—	463,978	—	463,978
Net loss	—	—	—	—	—	(4,767,517)	(4,767,517)
Balance as of March 31, 2023	3,038,905	$30,389,050	33,585,544	$3,359	$51,790,633	$(81,347,922)	$(29,553,930)

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

Nuburu was originally incorporated in Delaware on July 21, 2020 under the name Tailwind Acquisition Corp. (“Tailwind”) as a special purpose acquisition company, formed for the purpose of effecting an initial business combination with one or more target businesses. On September 9, 2020 (the “IPO Closing Date”), we consummated our initial public offering (the “IPO”). On January 31, 2023, we consummated a business combination with Nuburu Subsidiary, Inc. f/k/a Nuburu, Inc. (“Legacy Nuburu”), a privately held operating company which merged into our subsidiary Compass Merger Sub, Inc. (the “Business Combination”) and changed our name to “Nuburu, Inc.,” and we became the owner, directly or indirectly, of all of the equity interests of Nuburu Subsidiary, Inc. and its subsidiaries. In light of the fact that the Business Combination has closed and our ongoing business will be the business formerly operated by Legacy Nuburu, these financial statements primarily include information regarding Legacy Nuburu’s business.

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

From inception through March 31, 2024, the Company has incurred operating losses and negative cash flows from operating activities. For the three months ended March 31, 2024 and 2023, the Company has incurred operating losses, including net losses of $5,700,653 and $4,767,517, respectively, and the Company has an accumulated deficit of $102,987,442 as of March 31, 2024. The Company anticipates that it will incur net losses for the foreseeable future and, even if it increases revenue, there is no guarantee that it will ever become profitable. All of the aforementioned factors raise substantial doubt about the Company's ability to continue as a going concern. The Company expects to continue to expand its operations, including by investing in manufacturing, sales and marketing, research and development and infrastructure to support its growth.

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

Restatement

See Note 14, “Restatement of Previously Issued Consolidated Financial Statements and Previously Issued Unaudited Interim Condensed Consolidated Financial Statements ”, for additional information regarding the restatement of amounts included in the Company's previously issued financial statements as of March 31, 2024.

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

The results of operations for the three months ended March 31, 2024 and 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024 or any future period. These unaudited condensed consolidated financial statements and their notes should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on April 15, 2024, and as subsequently amended.

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

Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements are disclosed in the notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on April 15, 2024, and as subsequently amended. Other than as noted below, the significant accounting policies have not changed significantly since that filing.

Lessor Accounting

Beginning in 2024, the Company has begun to lease certain of its constructed lasers to its customers, which the Company accounts for under the Financial Accounting Standards Board's (the "FASB") Accounting Standards Codification ("ASC") Topic 842 - Leases ("ASC 842"). The Company typically transfers legal ownership of the lasers to its customers at the end of the lease.

The sales and cost of sales are recognized at the inception of the lease, which is when control is transferred to the lessee. The Company accounts for the transfer of control as a sales type lease in accordance with ASC 842-10-25-2. The underlying asset is derecognized, and revenue is recorded when collection of payments is probable. This is in accordance with the revenue recognition principle in FASB ASC 606 - Revenue from contracts with customers. The investment in a sales-type lease consists of the sum of the minimum lease payments receivable less any unearned interest income and estimated executory costs. Minimum lease payments are part of the lease agreement between the Company (as the lessor) and the customer (as the lessee). The discount rate implicit in the lease is used to calculate the present value of minimum lease payments. The minimum lease payments consist of the gross lease payments net of executory costs and contingent rentals, if any. Unearned interest is amortized to income over the lease term to produce a constant periodic rate of return on the net investment in the lease. While revenue is recognized at the inception of the lease, the cash flow from the sales-type lease occurs over the course of the lease, which results in interest income and reduction of receivables.

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
•
the cancellation and conversion of all Legacy Nuburu Convertible Notes, which were accounted for as liabilities at fair value due to certain variable share settlement features contained within the notes, into shares of Legacy Nuburu common stock in accordance with its terms as of immediately prior to the Effective Time, which 2,642,239 shares were then outstanding as Legacy Nuburu common stock as of immediately prior to the Effective Time and subsequently converted into 1,361,787 shares of Nuburu Common Stock and 1,361,787 shares of Nuburu Series A preferred stock at the Effective Time; and
•
the cancellation and exchange of all 6,079,467 granted and outstanding vested and unvested Legacy Nuburu options, which became 3,133,270 Nuburu options exercisable for shares of Nuburu Common Stock with the same terms and vesting conditions except for a number of shares exercisable and the exercise price, each of which was adjusted by the Exchange Ratio; and
•
the cancellation and exchange of all 1,053,000 granted and outstanding vested and unvested Legacy Nuburu RSUs, which became 542,706 Nuburu RSUs for shares of Nuburu Common Stock with the same terms and vesting conditions except for the number of shares, which was adjusted by the Legacy Nuburu common stock Exchange Ratio.

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

Legacy Nuburu Convertible Notes

The following table sets forth a summary of the changes in fair value of the Company's Legacy Nuburu Convertible Notes, which were cancelled and converted into shares of Legacy Nuburu common stock in connection with the Business Combination:

Three Months Ended March 31,
2023
Fair value, beginning of period	$22,688,097
Cancellation and conversion in connection with the Business Combination	(22,688,097)
Fair value as of March 31, 2023	$—

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

Legacy Nuburu Convertible Notes

Over the course of multiple closings in March, August and December 2022 and January 2023, Legacy Nuburu issued and sold Company Notes payable to various investors with aggregate gross proceeds of $11,400,000. The Company Notes accrued interest at a rate of 8% per annum and were accounted for as liabilities at fair value due to certain variable share settlement features contained within the notes. The outstanding principal amount and all accrued and unpaid interest on the Company Notes (the “Conversion Amount”), immediately prior to the consummation of the Business Combination, automatically converted into 2,642,239 shares of Legacy Nuburu common stock that, upon consummation of the Business Combination, entitled the holders of the Company Notes to receive 1,361,787 shares of Common Stock, which was equal to (x) the Conversion Amount divided by (y) $8.50.

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

Redemption

On the second anniversary of the Closing Date, or January 31, 2025 (the “Test Date”), the Company is obligated to redeem the maximum portion of the Preferred Stock permitted by law in cash at an amount equal to the Original Issuance Price as of such date if the Conversion Price exceeds the VWAP. If, on the Test Date, the Conversion Price is equal to or less than the VWAP, the Company must convert all shares of Preferred Stock then outstanding into shares of the Company’s Common Stock at the then applicable Conversion Price. Notwithstanding the foregoing, the Company shall not be required to redeem any shares of Preferred Stock to the extent the Company does not have legally available funds to effect such redemption. The mandatory redemption and conversion provisions described herein are further subject to certain limitations detailed in the Certificate of Designations. As a result of such redemption feature, the Company recorded the Preferred Stock at its redemption value and classified the Preferred Stock as mezzanine equity on the condensed consolidated balance sheets.

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

Restatement Background

On October 21, 2024, the Board of Directors and management, upon the recommendation of the Audit Committee of the Board of Directors, concluded that the Company’s previously issued financial statements as of and for the year ended December 31, 2023, the comparative period therein as of and for the year ended December 31, 2022 and unaudited condensed consolidated financial statements as of and for each of the interim quarterly periods ended March 31, 2023, June 30, 2023, September 30, 2023, March 31, 2024, and June 30, 2024 should no longer be relied upon due to errors that are described below and that such financial statements should be restated. The Company evaluated the materiality of these errors both qualitatively and quantitatively in accordance with Staff Accounting Bulletin (“SAB”) No. 99, Materiality and SAB No. 108, Considering the Effects of Prior Year Misstatements in Current Year Financial Statements, and determined the effect of these corrections was material to each period discussed above. As a result, the Company has restated previously issued financial statements for year ended December 31, 2023 as reflected in Amendment No. 4 to the Annual Report on Form 10-K for the year ended December 31, 2023 filed on November 8, 2024 (the “Amended 10-K”) and is restating the unaudited interim condensed consolidated financial statements for the periods ending March 31, 2024 and June 30, 2024, in accordance with ASC 250, Accounting Changes and Error Corrections.

We have determined that these errors were the result of a material weakness in internal control over financial reporting that is reported in management’s report on internal control over financial reporting as of December 31, 2023 in Part II, Item9A, “Controls and Procedures” of the Amended 10-K and Item 4 of this report.

The Company has not filed, and does not intend to file, amendments to the previously filed Quarterly Reports on Form 10-Q for the quarters ended March 31, June 30, and September, 2023, but instead has restated its unaudited interim condensed consolidated financial statements in the Amended 10-K filed November 8, 2024.

The restatements of the Company's previously issued financial statements include the (i) reclassification of convertible preferred stock that is redeemable at a future point in time from permanent equity to mezzanine equity and (ii) increase in the carrying value of such preferred stock to reflect the redemption value of the outstanding preferred stock. Additionally, the impact of the loss recorded during the year ended December 31, 2022 related to the accounting for the Legacy Nuburu Convertible Notes (as described in Note 8) at fair value is reflected as an adjustment to accumulated deficit for the restated periods.

The restatement had no impact on total net cash flows from operating, investing or financing activities.

Condensed Consolidated Balance Sheets

	As of March 31, 2024 (Unaudited)
	Originally Reported	Restatement Adjustment	As Restated
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Convertible preferred stock, $0.0001 par value; 50,000,000 shares authorized; 2,388,905 shares issued and outstanding at March 31, 2024	$239	$23,888,811	$23,889,050

Stockholders’ Deficit
Additional paid-in capital	$74,054,033	$(8,500,714)	$65,553,319
Accumulated deficit	$(87,599,345)	$(15,388,097)	$(102,987,442)
Total Stockholders’ Deficit	$(13,541,220)	$(23,889,050)	$(37,430,270)

NOTE 15. SUBSEQUENT EVENTS

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The interim financial statements included in this Quarterly Report and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2023, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Annual Report filed with the SEC on April 15, 2024, as subsequently amended by the Form 10-K/As filed with the SEC on April 29, 2024, August 12, 2024, September 6, 2024 and November 8, 2024 (as amended, the "Annual Report"). In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are subject to risks and uncertainties, including those under “Risk Factors” in this Quarterly Report and our Annual Report that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements.

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

Interest Expense. Interest expense increased $950,867 during the three months ended March 31, 2024 compared to the same period in 2023 primarily due to higher debt balances between periods. Interest expense in the first quarter of 2024 was comprised of interest accrued on the Senior Convertible Notes and the debt discount amortization for the Junior Notes. No interest was incurred during the first quarter of 2023. Refer to Note 8 in the condensed consolidated financial statements included in Item 1 of this Quarterly Report for more information on our debt obligations.

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

From inception through March 31, 2024, we have incurred operating losses and negative cash flows from operating activities. For the three months ended March 31, 2024 and 2023, we have incurred operating losses, including net losses of $5,700,653 and $4,767,517, respectively, and we have an accumulated deficit of $102,987,442 as of March 31, 2024. We anticipate that we will incur net losses for the foreseeable future and, even if we increase our revenue, there is no guarantee that it will ever become profitable. All of the aforementioned factors raise substantial doubt about our ability to continue as a going concern. We expects to continue to expand our operations, including by investing in manufacturing, sales and marketing, research and development and infrastructure to support our growth.

Until we can generate sufficient revenue to cover our operating expenses, working capital, and capital expenditures, we will rely on private and public capital raising efforts.

We would also obtain additional funds if the holders of our Public Warrants and private warrants issued in 2023 (refer to Note 10 in the condensed consolidated financial statements included in Item 1 of this Quarterly Report for more information) were to exercise their warrants. However, the exercise price is $11.50 per share of Common Stock for our Public Warrants, $1.03 per share of Common Stock for our Senior Note Warrants, and $0.25 per share of Common Stock for our Junior Note Warrants, respectively, which exceeds $0.131, the closing price of our Common Stock on the NYSE American on May 14, 2024. The likelihood that warrant holders will exercise the warrants and any cash proceeds that we would receive is dependent upon the market price of our Common Stock. If the market price for our Common Stock is less than the exercise price per share, we believe warrant holders will be unlikely to exercise their warrants.

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

There have been no significant changes to our accounting policies during the three months ended March 31, 2024, as compared to the critical accounting policies described in our audited financial statements included in the Annual Report (as defined above).

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report our disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting described below.

Material Weakness in Internal Control over Financial Reporting

We identified a material weakness in our control environment around the accounting and presentation of complex financial instrument transactions that was not effectively designed or maintained. This material weakness resulted in the restatements of the Company’s financial statements as of and for the year ended December 31, 2023, the comparative period therein as of and for the year ended December 31, 2022 and for each of the quarterly periods ended March 31, 2023, June 30, 2023, September 30, 2023 (as filed on Amendment No. 4 on Form 10-K/A on November 8, 2024) and the quarterly period ended March 31, 2024 covered by this Amendment No. 1 on Form 10-Q/A. Additionally, this material weakness could result in material misstatements of the financial statements that would not be prevented or detected on a timely basis.

Management’s Remediation Efforts

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

See Note 14, “Restatement of Previously Issued Consolidated Financial Statements and Previously Issued Unaudited Interim Condensed Consolidated Financial Statements ” in Item 1 of this Amendment No. 1 on Form 10-Q/A for additional information.

Limitations on Effectiveness of Controls and Procedures

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

Item 1A. Risk Factors.

In addition to the other information contained in this Quarterly Report on Form 10-Q, you should consider the following risk factor, which supplements those contained in in Part I, Item 1A. “Risk Factors” of our most recently filed Amended 10-K, in evaluating our results of operations, financial condition, business and operations or an investment in the shares of our company. Other than the risk factor set forth below, there have been no material changes from the risk factors disclosed in our Amended 10-K. If any of the risks discussed in our Amended 10-K are realized, our business, financial condition, results of operations and prospects could be materially and adversely affected.

We have had to restate previously issued consolidated financial statements and, as part of that process, we identified material weaknesses in our internal control over financial reporting. If we are unable to develop and maintain effective internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and may adversely affect our business, financial condition and results of operations.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. Effective internal control over financial reporting is necessary for us to provide reliable financial reporting and prevent fraud.

On October 21, 2024, our Board of Directors and management, upon the recommendation of the Audit Committee of our Board of Directors, concluded that our previously issued financial statements as of and for the year ended December 31, 2023, the comparative period therein as of and for the year ended December 31, 2022 and unaudited condensed consolidated financial statements as of and for each of the interim quarterly periods ended March 31, 2023, June 30, 2023, September 30, 2023, March 31, 2024, and June 30, 2024 should no longer be relied upon due to material weaknesses in our control environment related to the accounting and presentation of complex financial instrument transactions, as further described in Note 15, Restatement of Previously Issued Consolidated Financial Statements and Previously Issued Unaudited Interim Condensed Consolidated Financial Statements, in Part I, Item 1 of this Quarterly Report.

To remediate such weaknesses, we intend to implement the following changes during our fiscal year ending December 31, 2025: (i) hire additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. These remediation measures may be time-consuming and costly, and there is no assurance that these initiatives will ultimately have the intended effects. Any failure to maintain effective internal control over financial reporting could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate or are not filed on a timely basis, we could be subject to regulatory scrutiny, investigations or enforcement actions, which could have an adverse effect on our business, financial condition and results of operations. Ineffective internal control over financial reporting could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

We can provide no assurance that the measures that we plan to take in the future will remediate the material weaknesses identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or a circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements.

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

Date: November 14, 2024	Nuburu, Inc.

	By:	/s/ Ron Nicol
	Name:	Ron Nicol
	Title:	Executive Chairman
(Principal Executive Officer)

	By:	/s/ Brian Knaley
	Name:	Brian Knaley
	Title:	Chief Executive Officer
(Principal Financial and Accounting Officer)