Form 10-Q/A
period 2024-06-30
Nuburu, Inc.
filed 2024-11-14
CIK 1814215

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

As of November 8, 2024, the registrant had 18,686,931 shares of common stock, $0.0001 par value per share, outstanding

EXPLANATORY NOTE

Nuburu, Inc. (referred to herein as the "Company," "Nuburu," "we," "us," or "our") is filing this Amendment No. 1 on Form 10-Q (this "Amendment No. 1") to amend our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2024, originally filed with the Securities and Exchange Commission (the “SEC”) on August 14, 2024 (the “Original 10-Q”).

Background of Restatement

The purpose of this Amendment No. 1 is to restate amounts included in the Company's previously issued financial statements as of June 30, 2024 to (i) reclassify convertible preferred stock that is redeemable at a future point in time from permanent equity to mezzanine equity and (ii) increase the carrying value of such preferred stock to reflect the redemption value of the outstanding preferred stock. Additionally, the impact of the loss recorded during the year ended December 31, 2022 related to the accounting for the Legacy Nuburu Convertible Notes (as described in Note 8 in the condensed consolidated financial statements) at fair value is reflected as an adjustment to accumulated deficit for these periods.

The restatement had no impact on total net cash flows from operating, investing or financing activities.

Restatement of Previously Issued Consolidated Financial Statements

The Company filed an Amendment No. 4 to its previously filed annual report on Form 10-K/A as of and for the year ended December 31, 2023 on November 8, 2024 to restate its previously issued financial statements as of and for the year ended December 31, 2023, the comparative period therein as of and for the year ended December 31, 2022 and for each of the quarterly periods ended March 31, 2023, June 30, 2023 and September 30, 2023. Additionally, the Company filed Amendment No.1 on Form 10-Q/A for the three months ended March 31, 2024 filed on [DATE]. Accordingly, investors should rely solely on such amended filings for financial statements and other financial data relating to these periods.

For additional information related to the June 30, 2024 restatement, see Note 15, “Restatement of Previously Issued Consolidated Financial Statements and Previously Issued Unaudited Interim Condensed Consolidated Financial Statements ” of the condensed consolidated financial statements. Additionally, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” included in this Amendment No. 1 on Form 10-Q/A is being amended to reflect the effect of the restatement described above on accumulated deficit.

The Company has attached to this Form 10-Q/A updated certifications executed as of the date of this Amendment No. 1 by the Principal Executive Officer and Principal Financial Officer as required by Sections 302 and 906 of the Sarbanes Oxley Act of 2002. These updated certifications are attached as Exhibits 31.1 and 32.1 to this Amendment.

Internal Control Considerations

In connection with the restatement, our management has assessed the effectiveness of our internal control over financial reporting. The Audit Committee of the Company's Board of Directors, with concurrence of management, has concluded that, in light of the errors described above, a material weakness existed in the Company's internal controls over financial reporting as of June 30, 2024 and December 31, 2023. Management plans to enhance processes by increasing the number of accounting professionals with the necessary skill sets, providing ongoing training for key personnel, and designing and implementing appropriate risk assessment and internal control procedures. For a discussion of management's consideration of our disclosure controls and procedures, internal controls over financial reporting and the material weakness identified, see Item 4. Controls and Procedures of this Amendment No. 1 on Form 10-Q/A.

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

PART 1 – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

NUBURU, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (As Restated)

	June 30, 2024	December 31, 2023
	(As Restated) (Unaudited)	(As Restated)
ASSETS
Current assets
Cash and cash equivalents	$117,188	$2,148,700
Accounts receivable	73,275	482,279
Inventories, net of reserve of $1,161,469 and $1,133,457 at June 30, 2024 and December 31, 2023, respectively	1,526,402	1,456,275
Deferred financing costs	—	50,000
Prepaid expenses and other current assets	894,679	156,255
Total current assets	2,611,544	4,293,509
Property and equipment, net	5,343,753	5,650,976
Operating lease right-of-use assets	397,388	586,164
Other assets	34,359	34,359
TOTAL ASSETS	$8,387,044	$10,565,008

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$5,675,344	$4,744,606
Accrued expenses	4,316,645	2,750,305
Current portion of operating lease liability	418,162	355,385
Contract liabilities	24,000	30,400
Shareholder advances	644,936	—
Current portion of notes payable	2,423,274	2,147,992
Total current liabilities	13,502,361	10,028,688
Operating lease liability, net of current portion	—	237,369
Convertible notes payable	5,385,147	6,713,241
Warrant liabilities	452,007	2,238,519
TOTAL LIABILITIES	19,339,515	19,217,817
Commitments and Contingencies (Note 6)

Convertible preferred stock, $0.0001 par value; 50,000,000 shares authorized; 2,388,905 shares issued and outstanding at June 30, 2024 and December 31, 2023	23,889,050	23,889,050

Stockholders’ Deficit
Common stock, $0.0001 par value; 250,000,000 shares authorized; 3,247,323 and 922,362 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively (1)	325	92
Additional paid-in capital (1)	80,832,984	64,744,838
Accumulated deficit	(115,674,830)	(97,286,789)
Total Stockholders’ Deficit	(34,841,521)	(32,541,859)
TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT	$8,387,044	$10,565,008
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

NUBURU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT

(UNAUDITED) (As Restated)

	Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares (1)	Amount (1)	Additional Paid-in Capital (1)	Accumulated Deficit	Total Stockholders' Deficit
Balance as of December 31, 2023	2,388,905	$23,889,050	922,362	$92	$64,744,838	$(97,286,789)	$(32,541,859)
Issuance of Common Stock	—	—	40,000	4	199,996	—	200,000
Issuance of Common Stock from releases of restricted stock units	—	—	1,237	1	(1)	—	—
Restricted stock units used for tax withholdings	—	—	(285)	(1)	(1,872)	—	(1,873)
Stock-based compensation	—	—	—	—	614,115	—	614,115
Net loss	—	—	—	—	—	(5,700,653)	(5,700,653)
Balance as of March 31, 2024	2,388,905	$23,889,050	963,314	$96	$65,557,076	$(102,987,442)	$(37,430,270)
Issuance of Common Stock to extinguish debt	—	—	2,248,312	225	13,356,187	—	13,356,412
Issuance of Common Stock from releases of restricted stock units	—	—	48,779	5	(5)	—	—
Restricted stock units used for tax withholdings	—	—	(13,082)	(1)	(70,712)	—	(70,713)
Issuance of pre-funded warrants	—	—	—	—	1,539,866	—	1,539,866
Stock-based compensation	—	—	—	—	450,572	—	450,572
Net loss	—	—	—	—	—	(12,687,388)	(12,687,388)
Balance as of June 30, 2024	2,388,905	$23,889,050	3,247,323	$325	$80,832,984	$(115,674,830)	$(34,841,521)
(1)
Periods presented have been adjusted to reflect the 1-for-40 reverse stock split on July 23, 2024. See Note 2 - Summary of Significant Accounting Policies for additional information.

	Convertible Preferred Stock		Common Stock
	Shares(2)	Amount	Shares(1) (2)	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance as of December 31, 2022	23,237,703	$4,040	138,922	$13	$59,346,016	$(76,580,405)	$(17,234,376)
Issuance of Common Stock and Series A preferred stock upon conversion of convertible notes in connection with the reverse recapitalization	1,361,787	13,617,870	34,045	3	13,345,377	—	13,345,380
Conversion of Legacy Nuburu convertible preferred stock into Common Stock in connection with the reverse recapitalization	(23,237,703)	(4,040)	580,943	59	1,717	—	1,776
Issuance of Common Stock and Series A preferred stock upon the reverse recapitalization, net of issuance costs	1,481,666	14,816,660	80,844	9	(18,073,988)	—	(18,073,979)
Issuance of Common Stock and Series A preferred stock to satisfy certain reverse recapitalization costs	195,452	1,954,520	4,887	—	(1,952,329)	—	(1,952,329)
Recognition of Public Warrants upon the reverse recapitalization	—	—	—	—	(1,336,863)	—	(1,336,863)
Stock-based compensation	—	—	—	—	463,978	—	463,978
Net loss	—	—	—	—	—	(4,767,517)	(4,767,517)
Balance as of March 31, 2023	3,038,905	$30,389,050	839,641	$84	$51,793,908	$(81,347,922)	$(29,553,930)
Issuance of Common Stock from option exercises	—	—	129	—	6,999	—	6,999
Issuance of Common Stock from releases of restricted stock units	—	—	391	—	—	—	—
Issuance of Common Stock from the Lincoln Park Purchase Agreement	—	—	42,048	4	2,099,993	—	2,099,997
Issuance of Common Stock warrants in connection with the 2023 Note and Warrant Purchase Agreement (net of issuance cost of $160,345)	—	—	—	—	2,351,414	—	2,351,414
Stock-based compensation	—	—	—	—	796,783	—	796,783
Net loss	—	—	—	—	—	(6,106,712)	(6,106,712)
Balance as of June 30, 2023	3,038,905	$30,389,050	882,209	$88	$57,049,097	$(87,454,634)	$(30,405,449)

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

From inception through June 30, 2024, the Company has incurred operating losses and negative cash flows from operating activities. For the six months ended June 30, 2024 and 2023, the Company has incurred operating losses, including net losses of $18,388,041 and $10,874,229, respectively, and the Company has an accumulated deficit of $115,674,830 as of June 30, 2024. The Company anticipates that it will incur net losses for the foreseeable future and, even if it increases revenue, there is no guarantee that it will ever become profitable. All of the aforementioned factors raise substantial doubt about the Company's ability to continue as a going concern. The Company expects to continue to expand its operations, including by investing in manufacturing, sales and marketing, research and development and infrastructure to support its growth.

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

Restatement

See Note 15, “Restatement of Previously Issued Consolidated Financial Statements and Previously Issued Unaudited Interim Condensed Consolidated Financial Statements ”, for additional information regarding the restatement of amounts included in the Company's previously issued financial statements as of June 30, 2024.

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

Legacy Nuburu Convertible Notes

The following table sets forth a summary of the changes in fair value of the Company's Legacy Nuburu Convertible Notes, which were cancelled and converted into shares of Legacy Nuburu common stock in connection with the Business Combination:

Fair value, January 1, 2023	$22,688,097
Cancellation and conversion in connection with the Business Combination	(22,688,097)
Fair value as of March 31, 2023	$—

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

	For the Three and Six Months Ended June 30,
	2024	2023
Stock options outstanding	191,139	80,176
Warrants to purchase Common Stock - liability classified	967,770	417,770
Warrants to purchase Common Stock - equity classified	335,211	335,211
Pre-funded warrants	171,706	—
Unvested restricted stock units	10,275	23,443
If-converted Common Stock from Series A Preferred Stock(1)	119,445	151,945
If-converted Common Stock from convertible notes	265,042	335,661
Total	2,060,588	1,344,206

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

The restatement had no impact on total net cash flows from operating, investing or financing activities.

Condensed Consolidated Balance Sheets

	As of June 30, 2024 (Unaudited)
	Originally Reported	Restatement Adjustment	As Restated
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Convertible preferred stock, $0.0001 par value; 50,000,000 shares authorized; 2,388,905 shares issued and outstanding at June 30, 2024	$239	$23,888,811	$23,889,050

Stockholders’ Deficit
Additional paid-in capital	$89,333,698	$(8,500,714)	$80,832,984
Accumulated deficit	$(100,286,733)	$(15,388,097)	$(115,674,830)
Total Stockholders’ Deficit	$(10,952,471)	$(23,889,050)	$(34,841,521)

NOTE 16. SUBSEQUENT EVENTS

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

Revenue. Revenue decreased $1,004,784 during the three months ended June 30, 2024 compared to the same period in 2023. This decrease is primarily due to a $637,000 decrease in revenue from government contracts quarter-over-quarter, as well as a decrease in the number of laser system sales (a quarter-over-quarter decrease of approximately $368,000) as we work to optimize the BLTM series.

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

From inception through June 30, 2024, we have incurred operating losses and negative cash flows from operating activities. For the six months ended June 30, 2024 and 2023, we have incurred operating losses, including net losses of $18,388,041 and $10,874,229, respectively, and we have an accumulated deficit of $115,674,830 as of June 30, 2024. We anticipate that we will incur net losses for the foreseeable future and, even if we increase our revenue, there is no guarantee that it will ever become profitable. All of the aforementioned factors raise substantial doubt about our ability to continue as a going concern. We expect to continue to expand our operations, including by investing in manufacturing, sales and marketing, research and development and infrastructure to support our growth.

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

Material Weakness in Internal Control over Financial Reporting

We identified a material weakness in our control environment around the accounting and presentation of complex financial instrument transactions that was not effectively designed or maintained. This material weakness resulted in the restatements of the Company’s financial statements as of and for the year ended December 31, 2023, the comparative period therein as of and for the year ended December 31, 2022 and for each of the quarterly periods ended March 31, 2023, June 30, 2023, September 30, 2023 (as filed on Amendment No. 4 on Form 10-K/A on November 8, 2024), the quarterly period ended March 31, 2024 (as filed on Amendment No. 1 on Form 10-Q/A on [DATE]) and the quarterly period ended June 30, 2024 covered by this Amendment No.1 on Form 10-Q/A. Additionally, this material weakness could result in material misstatements of the financial statements that would not be prevented or detected on a timely basis.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

		Incorporated by Reference
No.	Description of Exhibit	Form	File No.	Exhibit No.	Filing Date
2.1†	Business Combination Agreement, dated as of August 5, 2022, by and among Tailwind Acquisition Corp., Compass Merger Sub, Inc. and Nuburu, Inc.	8-K	001-39489	2.1	August 8, 2022
3.1	Amended and Restated Bylaws of the Company.	8-K	001-39489	3.2	September 9, 2020
3.2	Amended and Restated Certificate of Incorporation of the Company.	8-K	001-39489	3.1	February 6, 2023
3.3	Certificate of Designations of the Company.	8-K	001-39489	3.3	February 6, 2023
2.1	Securities Purchase Agreement, dated as of April 3, 2024, by and between Nuburu, Inc. and the parties thereto.	10-K	001-39489	2.2	April 15, 2024
2.2	Pre-Funded Warrant Purchase Program, dated as of May 1, 2024, by and between Nuburu, Inc. and the parties thereto.	10-Q	001-39489	2.2	August 14, 2024
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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