Form 10-Q
period 2024-09-30
Nuburu, Inc.
filed 2024-11-14
CIK 1814215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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
•
our ability to obtain additional financing, including through public or private offerings of our securities or under any equity line of credit we may have in place from time-to-time;
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

Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements, which speak only as of the date hereof. The forward-looking statements contained in this Quarterly Report are based on our current expectations and beliefs concerning future developments and their potential effects on our business. There can be no assurance that future developments affecting our business will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control), or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors under the heading "Risk Factors" in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2023 (our “Annual Report”), as amended, as well as the following important factors:

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

Frequently Used Terms

Unless otherwise stated in Item 1. Unaudited Condensed Consolidated Financial Statements and accompanying footnotes, or the context otherwise requires, references in this Quarterly Report to:

“Business Combination” are to the business combination of Legacy Nuburu (defined below) with a subsidiary of Tailwind (defined below), with Legacy Nuburu surviving such business combination as a wholly owned subsidiary of Tailwind;

“Business Combination Agreement” are to that certain Business Combination Agreement, dated as of August 5, 2022, by and among Tailwind, Nuburu, Inc. and Compass Merger Sub, Inc., as the same has been or may be amended, modified, supplemented or waived from time to time;

“Closing” are to the consummation of the Transactions (defined below);

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

PART 1 – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

NUBURU, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2024	December 31, 2023
	(Unaudited)	(As Restated)
ASSETS
Current assets
Cash and cash equivalents	$232,075	$2,148,700
Accounts receivable	54,600	482,279
Inventories, net of reserve of $1,161,469 and $1,133,457 at September 30, 2024 and December 31, 2023, respectively	1,526,470	1,456,275
Deferred financing costs	—	50,000
Prepaid expenses and other current assets	527,061	156,255
Total current assets	2,340,206	4,293,509
Property and equipment, net	5,137,035	5,650,976
Operating lease right-of-use assets	300,688	586,164
Other assets	34,359	34,359
TOTAL ASSETS	$7,812,288	$10,565,008

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$5,962,062	$4,744,606
Accrued expenses	4,443,179	2,750,305
Current portion of operating lease liability	328,554	355,385
Contract liabilities	24,000	30,400
Shareholder advances	644,936	—
Current portion of notes payable	4,232,041	2,147,992
Convertible note derivative liability	37,900	—
Total current liabilities	15,672,672	10,028,688
Operating lease liability, net of current portion	—	237,369
Convertible notes payable	4,511,880	6,713,241
Warrant liabilities	82,333	2,238,519
TOTAL LIABILITIES	20,266,885	19,217,817

Commitments and Contingencies (Note 6)

Convertible preferred stock, $0.0001 par value; 50,000,000 shares authorized; 2,388,905 shares issued and outstanding at September 30, 2024 and December 31, 2023	23,889,050	23,889,050

Stockholders’ Deficit
Common stock, $0.0001 par value; 250,000,000 shares authorized; 5,686,498 and 922,362 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively (1)	569	92
Additional paid-in capital (1)	83,708,136	64,744,838
Accumulated deficit	(120,052,352)	(97,286,789)
Total Stockholders’ Deficit	(36,343,647)	(32,541,859)
TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT	$7,812,288	$10,565,008
(1)
Amount presented as of December 31, 2023 is adjusted to reflect the 1-for-40 reverse stock split on July 23, 2024. See Note 2 – Summary of Significant Accounting Policies for additional information.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NUBURU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$—	$186,743	$142,827	$1,710,794
Cost of revenue	359,950	1,115,703	1,950,632	4,813,404
Gross margin	(359,950)	(928,960)	(1,807,805)	(3,102,610)
Operating expenses:
Research and development	206,474	1,348,450	1,656,350	4,300,166
Selling and marketing	113,445	523,627	385,965	1,066,289
General and administrative	1,941,085	2,335,605	6,941,448	8,409,877
Total operating expenses	2,261,004	4,207,682	8,983,763	13,776,332
Loss from operations	(2,620,954)	(5,136,642)	(10,791,568)	(16,878,942)
Interest income	721	46,998	17,202	91,914
Interest expense	(929,046)	(162,765)	(2,821,527)	(175,149)
Change in fair value of warrant liabilities	369,674	167,108	2,156,186	1,002,647
Change in fair value of derivative liability	141,100	—	141,100	—
Loss on extinguishment of debt	(1,339,017)	—	(11,685,125)	—
Other income, net	—	—	218,169	—
Loss before provision for income taxes	$(4,377,522)	$(5,085,301)	$(22,765,563)	$(15,959,530)
Provision for income taxes	—	—	—	—
Net loss and comprehensive loss	$(4,377,522)	$(5,085,301)	$(22,765,563)	$(15,959,530)
Net loss per common share, basic and diluted (1)	$(1.12)	$(5.74)	$(10.45)	$(19.98)
Weighted-average common shares used to compute net loss per common share, basic and diluted (1)	3,924,580	885,628	2,178,902	798,888

(1)
Periods presented have been adjusted to reflect the 1-for-40 reverse stock split on July 23, 2024. See Note 2 – Summary of Significant Accounting Policies for additional information.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NUBURU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT

(UNAUDITED)

	Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares (1)	Amount (1)	Additional Paid-in Capital (1)	Accumulated Deficit	Total Stockholders' Deficit
Balance as of December 31, 2023	2,388,905	$23,889,050	922,362	$92	$64,744,838	$(97,286,789)	$(32,541,859)
Issuance of Common Stock	—	—	40,000	4	199,996	—	200,000
Issuance of Common Stock from releases of restricted stock units	—	—	1,237	1	(1)	—	—
Restricted stock units used for tax withholdings	—	—	(285)	(1)	(1,872)	—	(1,873)
Stock-based compensation	—	—	-	-	614,115	—	614,115
Net loss	—	—	-	-	-	(5,700,653)	(5,700,653)
Balance as of March 31, 2024	2,388,905	$23,889,050	963,314	$96	65,557,076	$(102,987,442)	$(37,430,270)
Issuance of Common Stock to extinguish debt	—	—	2,248,312	225	13,356,187	—	13,356,412
Issuance of Common Stock from releases of restricted stock units	—	—	48,779	5	(5)	—	—
Restricted stock units used for tax withholdings	—	—	(13,082)	(1)	(70,712)	—	(70,713)
Issuance of pre-funded warrants	—	—	-	-	1,539,866	—	1,539,866
Stock-based compensation	—	—	-	-	450,572	—	450,572
Net loss	—	—	-	-	-	(12,687,388)	(12,687,388)
Balance as of June 30, 2024	2,388,905	$23,889,050	3,247,323	$325	80,832,984	$(115,674,830)	$(34,841,521)
Fractional shares issued for stock split	—	—	25,635	3	(3)	—	-
Common stock issued for services	—	—	12,500	1	—	—	1
Issuance of Common Stock to extinguish debt	—	—	2,399,850	240	1,828,052	—	1,828,292
Issuance of Common Stock from releases of restricted stock units	—	—	1,491	—	—	—	-
Restricted stock units used for tax withholdings	—	—	(301)	—	(502)	—	(502)
Issuance of pre-funded warrants	—	—	-	—	600,000	—	600,000
Stock-based compensation	—	—	-	—	447,605	—	447,605
Net loss	—	—	-	—	—	(4,377,522)	(4,377,522)
Balance as of September 30, 2024	2,388,905	$23,889,050	5,686,498	$569	$83,708,136	$(120,052,352)	$(36,343,647)
(1)
Periods presented have been adjusted to reflect the 1-for-40 reverse stock split on July 23, 2024. See Note 2 – Summary of Significant Accounting Policies for additional information.

NUBURU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT

(UNAUDITED) - (Continued)

	Convertible Preferred Stock		Common Stock
	Shares(2)	Amount	Shares(1) (2)	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance as of December 31, 2022	23,237,703	$4,040	138,922	$13	$59,346,016	$(76,580,405)	$(17,234,376)
Issuance of Common Stock and Series A preferred stock upon conversion of convertible notes in connection with the reverse recapitalization	1,361,787	13,617,870	34,045	3	13,345,377	—	13,345,380
Conversion of Legacy Nuburu convertible preferred stock into Common Stock in connection with the reverse recapitalization	(23,237,703)	(4,040)	580,943	59	1,717	—	1,776
Issuance of Common Stock and Series A preferred stock upon the reverse recapitalization, net of issuance costs	1,481,666	14,816,660	80,844	9	(18,071,777)	—	(18,071,768)
Issuance of Common Stock and Series A preferred stock to satisfy certain reverse recapitalization costs	195,452	1,954,520	4,887	—	(1,954,540)	—	(1,954,540)
Recognition of Public Warrants upon the reverse recapitalization	—	—	—	—	(1,336,863)	—	(1,336,863)
Stock-based compensation	—	—	—	—	463,978	—	463,978
Net loss	—	—	—	—	—	(4,767,517)	(4,767,517)
Balance as of March 31, 2023	3,038,905	$30,389,050	839,641	$84	$51,793,908	$(81,347,922)	$(29,553,930)
Issuance of Common Stock from option exercises	—	—	129	—	6,999	—	6,999
Issuance of Common Stock from releases of restricted stock units	—	—	391	—	—	—	—
Issuance of Common Stock from the Lincoln Park Purchase Agreement	—	—	42,048	4	2,099,993	—	2,099,997
Issuance of Common Stock warrants in connection with the 2023 Note and Warrant Purchase Agreement (net of issuance cost of $160,345)	—	—	—	—	2,351,414	—	2,351,414
Stock-based compensation	—	—	—	—	796,783	—	796,783
Net loss	—	—	—	—	—	(6,106,712)	(6,106,712)
Balance as of June 30, 2023	3,038,905	$30,389,050	882,209	$88	$57,049,097	$(87,454,634)	$(30,405,449)
Issuance of Common Stock from releases of restricted stock units	—	—	8,165	1	(1)	—	—
Restricted stock units used for tax withholdings	—	—	(1,505)	(1)	(31,594)	—	(31,595)
Stock-based compensation	—	—	—	—	635,028	—	635,028
Net loss	—	—	—	—	—	(5,085,301)	(5,085,301)
Balance as of September 30, 2023	3,038,905	$30,389,050	888,869	$88	$57,652,530	$(92,539,935)	$(34,887,317)

(1)
Periods presented have been adjusted to reflect the 1-for-40 reverse stock split on July 23, 2024. See Note 2 – Summary of Significant Accounting Policies for additional information.
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

NUBURU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(22,765,563)	$(15,959,530)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	596,256	369,971
Stock-based compensation	1,512,292	1,895,789
Change in fair value of warrant liabilities	(2,156,186)	(1,002,647)
Change in fair value of derivative liability	(141,100)	—
Inventory reserve adjustments	28,012	754,840
Amortization of debt discount	2,218,506	—
Amortization of deferred financing costs	551,431	—
Loss on extinguishment of debt	11,685,125	—
Changes in operating assets and liabilities:
Accounts receivable	427,679	(142,704)
Inventories	(203,497)	(957,916)
Prepaid expenses and other current assets	(370,806)	(492,507)
Operating lease right-of-use asset	285,476	231,463
Accounts payable	1,138,413	2,695,273
Accrued expenses	1,964,723	(447,024)
Contract liabilities	(6,400)	51,325
Operating lease liability	(264,200)	(255,514)
Net cash used in operating activities	(5,499,839)	(13,259,181)
Cash Flows from Investing Activities:
Purchase of property and equipment	—	(1,142,910)
Net cash used in investing activities	—	(1,142,910)
Cash Flows from Financing Activities:
Proceeds from issuance of June 2023 Senior Convertible Notes and Warrants	—	9,225,000
Proceeds from issuance of common stock	200,000	—
Proceeds from issuance of pre-funded warrants	2,139,866	—
Proceeds from the exercise of stock options	—	6,999
Restricted stock units used for tax withholdings	(73,088)	(31,595)
Proceeds from the issuance of Legacy Nuburu preferred stock	—	5,000
Proceeds from reverse recapitalization	—	3,243,079
Proceeds from debt borrowings	743,000	—
Proceeds from issuance of Common Stock from the Lincoln Park Purchase Agreement	—	2,099,997
Payment of transaction costs related to the reverse recapitalization	—	(4,734,913)
Proceeds from issuance of Legacy Nuburu convertible promissory notes	—	4,100,000
Repayment of related party convertible promissory notes	—	(675,000)
Payment of offering costs related to the 2023 Note and Warrant Purchase Agreement	—	(25,000)
Shareholder advances	644,936	—
Payment of deferred financing costs	(71,500)	(65,000)
Net cash provided by financing activities	3,583,214	13,148,567
NET CHANGE IN CASH DURING THE PERIOD	(1,916,625)	(1,253,524)
CASH AND CASH EQUIVALENTS ―BEGINNING OF PERIOD	2,148,700	2,880,254
CASH AND CASH EQUIVALENTS ―END OF PERIOD	$232,075	$1,626,730
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer of property and equipment from inventory	$154,971	$—
Purchase of property and equipment in accounts payable and accrued expenses	$540,028	$—
Deferred financing costs included in accounts payable and accrued expenses	$712,363	$—
Transaction costs related to the reverse recapitalization not yet paid	$1,007,439	$1,007,439
Convertible promissory notes and warrants issuance costs included in accounts payable and accrued expenses	$—	$160,345
Issuance of Common Stock upon extinguishment of debt	$15,184,704	$—
Issuance of Common Stock upon conversion of preferred stock in connection with the reverse recapitalization	$—	$11,575,286

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NUBURU, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (As Restated)

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

From inception through September 30, 2024, the Company has incurred operating losses and negative cash flows from operating activities. For the nine months ended September 30, 2024 and 2023, the Company has incurred operating losses, including net losses of $22,765,563 and $15,959,530, respectively, and the Company has an accumulated deficit of $120,052,352 as of September 30, 2024. The Company anticipates that it will incur net losses for the foreseeable future and, even if it increases revenue, there is no guarantee that it will ever become profitable. All of the aforementioned factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Significant Risks and Uncertainties

The Company’s current business activities consist of business planning, research and development efforts to design and develop high-power, high-brightness blue laser technology, and capital raising to finance the Company through full commercialization; however, the Company’s ability to operate has been significantly impacted by its inability to obtain sufficient financing. The Company is subject to the risks associated with such activities, including the need to further develop its technology and its marketing and distribution channels; further develop its supply chain and manufacturing; and hire additional management and other key personnel. Successful completion of the Company’s development program and, ultimately, the attainment of profitable operations, are dependent upon future events, including its ability to access potential markets and secure long-term financing.

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

NUBURU, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (As Restated)

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

The results of operations for the three and nine months ended September 30, 2024 and 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024 or any future period. These unaudited condensed consolidated financial statements and their notes should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on April 15, 2024, and as subsequently amended by the Form 10-K/As filed with the SEC on April 29, 2024, August 12, 2024, September 6, 2024, and November 8, 2024.

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

Reclassification

Certain prior period balances in the consolidated statements of cash flows have been combined or reclassified to conform to current period presentation pursuant to Rule 10-01(a)(2) of Regulation S-X of the SEC. Such reclassifications had no impact on net income, cash flows or shareholders' deficit previously reported.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements are disclosed in the notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on April 15, 2024 and as subsequently amended by the Form 10-K/As filed with the SEC on April 29, 2024, August 12, 2024, September 6, 2024, and November 8, 2024. Other than as noted below, the significant accounting policies have not changed significantly since that filing

NUBURU, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (As Restated)

Lessor Accounting

Beginning in 2024, the Company has begun to lease certain of its constructed lasers to its customers, which the Company accounts for under the Financial Accounting Standards Board's (the “FASB”) Accounting Standards Codification (“ASC”) Topic 842 – Leases (“ASC 842”). The Company typically transfers legal ownership of the lasers to its customers at the end of the lease.

The sales and cost of sales are recognized at the inception of the lease, which is when control is transferred to the lessee. The Company accounts for the transfer of control as a sales type lease in accordance with ASC 842-10-25-2. The underlying asset is derecognized, and revenue is recorded when collection of payments is probable. This is in accordance with the revenue recognition principle in FASB ASC 606 – Revenue from contracts with customers. The investment in a sales-type leases consists of the sum of the minimum lease payments receivable less any unearned interest income and estimated executory costs. Minimum lease payments are part of the lease agreement between the Company (as the lessor) and the customer (as the lessee). The discount rate implicit in the lease is used to calculate the present value of minimum lease payments. The minimum lease payments consist of the gross lease payments net of executory costs and contingent rentals, if any. Unearned interest is amortized to income over the lease term to produce a constant periodic rate of return on the net investment in the lease. While revenue is recognized at the inception of the lease, the cash flow from the sales-type lease occurs over the course of the lease, which results in interest income and reduction of receivables.

During the nine months ended September 30, 2024, the Company recognized $76,744 in revenue at the commencement of the lease for sales-type leases, which is included in revenue in the condensed consolidated statements of operations and comprehensive loss. During the three and nine months ended September 30, 2024, the Company recognized $0 and $1,256, respectively, in interest income for its sales-type leases, which is included in interest income in the condensed consolidated statements of operations and comprehensive loss. As of September 30, 2024, the Company's net investment in sales-type leases is $54,600, which is included in accounts receivable on the consolidated balance sheets.

Convertible Debt

The Company reviews the terms of its convertible notes payable to determine whether there are embedded derivative instruments, including embedded conversion options, which are required to be bifurcated and accounted for separately as derivative financial instruments. In circumstances where the host instrument contains more than one embedded derivative instrument, including the conversion option, that is required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

Bifurcated embedded derivatives are initially recorded at fair value and are then revalued at each reporting date with changes in the fair value reported as non-operating income or expense. When the convertible debt instruments contain embedded derivative instruments that are to be bifurcated and accounted for as liabilities, the total proceeds received are first allocated to the fair value of all the bifurcated derivative instruments. The remaining proceeds, if any, are then allocated to the host instruments themselves, usually resulting in those instruments being recorded at a discount from their face value. The discount from the face value of the convertible debt, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to interest expense.

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures, which expands public entities' segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. All disclosure requirements under ASU 2023-07 are also required for public entities with a single reportable segment. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and subsequent interim periods, with early adoption permitted. The Company currently evaluating the impact of adopting ASU 2023-07 will have on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) – Improvements to Income Tax Disclosures. The ASU requires that an entity disclose specific categories in the effective tax rate reconciliation as well as reconciling items that meet a quantitative threshold. Further, the ASU requires additional disclosures on income tax expense and taxes paid, net of refunds received, by jurisdiction. The new standard is effective for annual periods beginning after December 15, 2024 on a prospective basis with the option to apply it retrospectively. Early adoption is permitted. The adoption of this guidance will result in the Company being required to include enhanced income tax related disclosures. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

In November 2024, the FASB issued ASC 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which is intended to provide more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation and amortization) included in certain expense captions presented on the consolidated statement of operations. This new standard is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (1) prospectively to financial statements issued for periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the consolidated financial statements. The Company is currently evaluating the impact this standard will have on its consolidated financial statements and disclosures.

NUBURU, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (As Restated)

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

NUBURU, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (As Restated)

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

NUBURU, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (As Restated)

NOTE 4. BALANCE SHEET COMPONENTS

Inventories, Net

Inventories, net as of September 30, 2024 and December 31, 2023 consisted of the following:

	September 30, 2024	December 31, 2023
Raw materials and supplies	$1,913,013	$1,973,634
Work-in-process	161,137	158,346
Finished goods	613,789	457,752
Inventories, gross	2,687,939	2,589,732
Less: inventory reserve	(1,161,469)	(1,133,457)
Inventories, net	$1,526,470	$1,456,275

The Company did not record any lower of cost or net realizable value charges during the three months ended September 30, 2024 and 2023, The Company recorded lower of cost or net realizable value charges of $28,012 and nil during the nine months ended September 30, 2024 and 2023, respectively.

Property and Equipment, Net

Property and equipment, net as of September 30, 2024 and December 31, 2023 consisted of the following:

	September 30, 2024	December 31, 2023
Machinery and equipment	$7,311,625	$7,179,629
Leasehold improvements	897,948	897,948
Furniture and office equipment	205,897	205,897
Computer equipment and software	197,386	197,386
Property and equipment, gross	8,612,856	8,480,860
Less: accumulated depreciation and amortization	(3,475,821)	(2,829,884)
Property and equipment, net	$5,137,035	$5,650,976

Depreciation and amortization expense related to property and equipment was $206,718 and $144,955 during the three months ended September 30, 2024 and 2023, respectively, and $596,256 and $369,971 during the nine months ended September 30, 2024 and 2023, respectively.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of September 30, 2024 and December 31, 2023 consisted of the following:

	September 30, 2024	December 31, 2023
Prepaid insurance	$488,523	$61,342
Other prepaid assets	34,074	94,653
Other current assets	4,464	260
Total prepaid expenses and other current assets	$527,061	$156,255

Accrued Liabilities

Accrued liabilities as of September 30, 2024 and December 31, 2023 consisted of the following:

	September 30, 2024	December 31, 2023
Accrued payroll and related benefits	$403,574	$754,904
Accrued legal, accounting and professional fees	2,500,983	838,865
Accrued transaction costs related to the reverse recapitalization	503,600	503,600
Accrued taxes payable	196,842	89,346
Accrued interest	625,599	337,913
Other	212,581	225,677
Total accrued expenses	$4,443,179	$2,750,305

NUBURU, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (As Restated)

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

An asset or liability's fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

The Company’s financial instruments that are carried at fair value consist of Level 1 and Level 3 assets and liabilities. Level 1 assets include highly liquid bank deposits and money market funds, which were not material as of September 30, 2024 and December 31, 2023. Level 1 liabilities include the Public Warrants and are classified as Level 1 due to the use of an observable market quote in an active market. The Company measured the fair value of the Public Warrants on the date of the Closing of the Business Combination based on the close price of the Public Warrant price. Level 3 liabilities include (i) the Junior Note Warrants (as defined in Note 8, Notes and Convertible Notes Payable), (ii) the August 2024 Convertible Note Derivative Liability (as defined and described in Note 8, Notes and Convertible Notes Payable) and (iii) the Legacy Nuburu Convertible Notes (as described in Note 3, Reverse Recapitaliation), each of which is classified as Level 3 due to the use of unobservable inputs in the valuation of the liability. During the nine months ended September 30, 2024 and 2023, no warrants were exercised.

The gains and losses from re-measurement of Level 1 and Level 3 financial liabilities are recorded as part of change in fair value of warrant liabilities and change in fair value of derivative liability in the condensed consolidated statements of operations and comprehensive loss. There were no transfers between Level 1, Level 2, and Level 3 in any periods presented.

The following tables set forth the fair value of the Company’s financial liabilities by level within the fair value hierarchy as of September 30, 2024 and December 31, 2023:

	At September 30, 2024
	Level 1	Level 2	Level 3	Total
Public Warrants(1)	$—	$—	$—	$—
Junior Note Warrants	—	—	82,333	82,333
Convertible note derivative liability(2)	—	—	37,900	37,900

	At December 31, 2023
	Level 1	Level 2	Level 3	Total
Public Warrants(1)	$—	$—	$—	$—
Junior Note Warrants	—	—	2,238,519	2,238,519

(1) The Public Warrants are a Level 1 fair value measurement, as noted further below and in Note 10, Warrants, of these consolidated financial statements.

(2) Represents the August 2024 Convertible Note Derivative Liability, as defined and described in Note 8, Notes and Convertible Notes Payable.

On December 12, 2023, the New York Stock Exchange American (“NYSE American”) notified the Company, and publicly announced, that the NYSE American had determined to (a) commence proceedings to delist the Company’s Public Warrants, each whole warrant exercisable to purchase one share of the Company’s common stock, par value $0.0001 per share, at a price of $11.50 per share, and listed to trade on the NYSE American under the symbol “BURU.WS”, and (b) immediately suspend trading in the Public Warrants due to “abnormally low” trading price levels. As such, the Public Warrants were determined to have no value as of September 30, 2024 and December 31, 2023.

NUBURU, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (As Restated)

Level 3 Financial Liabilities

Junior Note Warrants

The following table sets forth a summary of the changes in fair value of the Company's Junior Note Warrants issued in November 2023:

Fair value, September 30, 2023	$—
Recognition of Junior Note Warrants upon issuance	2,668,169
Change in fair value	(429,650)
Fair value, December 31, 2023	2,238,519
Change in fair value	(3,311)
Fair value, March 30, 2024	2,235,208
Change in fair value	(1,783,201)
Fair value, June 30, 2024	452,007
Change in fair value	(369,674)
Fair value, September 30, 2024	$82,333

The aggregate fair value of the Junior Note Warrants was estimated using a Monte Carlo simulation based approach, a Level 3 valuation. The significant inputs to the calculation of the fair value of the Junior Note Warrant liability were as follows:

	Nine Months Ended September 30, 2024	Year Ended December 31, 2023
Common Stock Warrants:
Stock price	$0.03 - 0.51	$0.15 - 0.18
Expected term (in years)	4.2 - 4.9	4.9 - 5.0
Expected volatility	58.9% - 76.9%	66.3%
Risk-free interest rate	3.6% - 4.3%	3.8% - 4.1%
Expected dividend yield	0.0%	0.0%

August 2024 Convertible Note Derivative Liability

The following table sets forth a summary of the changes in fair value of the Company's August 2024 Convertible Note Derivative Liability:

Fair value, June 30, 2024	$—
Initial recognition at fair value	179,000
Change in fair value	(141,100)
Fair value, September 30, 2024	$37,900

The aggregate fair value of the August 2024 Convertible Note Derivative Liability was estimated using a Monte Carlo simulation based approach, a Level 3 valuation. The significant inputs to the calculation of the fair value of the August 2024 Convertible Note Derivative Liability during the nine months ended September 30, 3034 were as follows:

Nine Months Ended September 30, 2024
August 2024 Convertible Note Derivative Liability:
Stock price	$$0.51 - $1.82
Expected term (in years)	0.35 - 0.46
Expected volatility	253.0% - 285.4%
Risk-free interest rate	4.6% - 5.0%
Expected dividend yield	0.0%

Legacy Nuburu Convertible Notes

The following table sets forth a summary of the changes in fair value of the Company's Legacy Nuburu Convertible Notes, which were cancelled and converted into shares of Legacy Nuburu common stock in connection with the Business Combination:

Fair value, January 1, 2023	$22,688,097
Cancellation and convsion in connection with the Business Combination	(22,688,097)
Fair value as of March 31, 2023	$—

NUBURU, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (As Restated)

NOTE 6. COMMITMENTS AND CONTINGENCIES

Operating Lease

The Company leases office space in Centennial, Colorado under a noncancelable operating lease agreement. The Company leases and occupies approximately 27,900 square feet of office space. The original term of the lease was set to expire in December 2024, however, in November 2023, the Company elected to extend the lease through June 2025. In recognition of the ROU asset and the related lease liability as of September 30, 2024, any further options to extend the lease term have not been included as the Company was not reasonably certain to exercise any such option.

As of September 30, 2024 and December 31, 2023, the weighted-average remaining lease term was 0.8 years and 1.5 years, respectively, and the discount rate used was 7.0% as of each respective date.

During the periods presented, the Company recognized the following lease costs arising from the lease transaction:

	Three Months Ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Operating lease cost	$102,938	$85,036	$308,814	$255,109

The Company recognized the following cash flow transactions arising from lease transactions:

	Nine months ended September 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities	$287,537	$279,160

On September 30, 2024, the future payments and interest expense for the operating leases are as follows:

Year Ending December 31,	Future Payments
2024	$95,846
2025	240,834
Total undiscounted cash flows	336,680
Less: imputed interest	(8,126)
Present value of lease liabilities	$328,554

Legal Proceedings

In the normal course of business, the Company may become involved in legal proceedings. The Company will accrue a liability for legal proceedings when it is probable that a liability has been incurred and the amount can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. At September 30, 2024 and December 31, 2023, the Company was not involved in any material legal proceedings.

Purchase Commitments

As of September 30, 2024, the Company had approximately $467,000 in outstanding firm purchase commitments to acquire inventory and research and development parts from suppliers for the Company's ongoing operations.

NUBURU, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (As Restated)

NOTE 7. REVENUE

The Company’s primary revenue-generating activity involves sales of high-powered lasers and related installation services. The Company has sales to customers throughout the U.S., Europe, and Asia. All sales are settled in U.S. dollars.

The following table presents revenue disaggregated by geography:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
United States	$—	$186,743	$15,000	$1,423,809
Asia	—	—	9,112	116,485
Europe	—	—	118,715	170,500
Total	$—	$186,743	$142,827	$1,710,794

Revenue from contracts with customers are disaggregated as follows:

	Three Months Ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Revenue recognized at a point in time	$—	$186,743	$123,827	$1,705,794
Revenue recognized over time	—	—	19,000	5,000
Total	$—	$186,743	$142,827	$1,710,794

Contract liabilities consist of customer deposits that are applied to invoices as the performance obligation is performed. Accounts receivable and contract liabilities as of the periods presented were as follows:

	Accounts Receivable	Contract Liabilities
January 1, 2023	$327,200	$178,750
December 31, 2023	482,279	30,400
September 30, 2024	54,600	24,000

During the three months ended September 30, 2024 and 2023 the Company recognized no revenues that was included in the contract liabilities balance at the beginning of the period. During the nine months ended September 30, 2024 and 2023, the Company recognized $30,400 and $32,500 of revenue that was included in the contract liabilities balance at the beginning of the reporting period, respectively.

NOTE 8. NOTES AND CONVERTIBLE NOTES PAYABLE

As of September 30, 2024 and December 31, 2023, the Company's outstanding debt consisted of the following:

	September 30, 2024	December 31, 2023
Current portion of notes payable:
Junior Notes Issued November 2023	$3,182,855	$5,500,000
August 2024 Convertible Notes	673,000	-
Additional August 2024 Convertible Notes	687,315	-
Unamortized debt discount and deferred financing costs	(311,129)	(3,352,008)
Current portion of notes payable	4,232,041	2,147,992
Long-term portion of notes payable:
Senior Convertible Notes Issued June 2023	4,511,880	6,713,241
Total debt	$8,743,921	$8,861,233

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

NUBURU, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (As Restated)

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

The table below summarizes the outstanding principal amount of the Junior Notes to related parties:

Noteholder	September 30, 2024	December 31, 2023
David Seldin(1)	$—	$1,100,000
Eunomia, LP(2)	1,100,000	1,100,000
CST Global LLC(3)	—	220,000
Total Junior Notes - related parties	$1,100,000	$2,420,000
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

Junior Notes Issued August 2024 (the "August 2024 Convertible Notes")

On August 6, 2024 and August 19, 2024, the Company entered into a subordinated convertible note agreement (the "August 2024 Convertible Note Agreement") with Esousa Group Holdings LLC ("Esousa") for the sale of convertible notes (the "August 2024 Convertible Notes”) in the aggregate principal amount of $673,000, issued at a discount of $25,000. The August 2024 Convertible Notes bear interest at 15% per annum, with principal and accrued interest due at maturity on February 6, 2025, unless earlier paid or converted into common stock. The notes are prepayable at any time prior to the maturity date without penalty. Upon the occurrence and continuance of an event of default or spin-off of a subsidiary, a default interest rate of an additional 5% per annum may be applied to any outstanding borrowings (in the case of an event of default only) and the investor may declare all outstanding principal plus accrued interest immediately due. Additionally, at any point after issuance, the investor has the option to convert the August 2024 Convertible Notes into common stock at the lower of (i) a fixed price of $2.03 or (ii) 80% of the lowest daily volume weighted-average price in the 10 trading days prior to such conversion date, subject to certain adjustments. Issuances of common stock on conversion are (i) subject to approval by NYSE American of a supplemental listing application, (ii) limited to an amount equal to 19.9% of the outstanding common stock as of the date of execution, until such time as the transaction is approved by stockholders and (iii) required to be registered with the SEC for resale. With certain exceptions, the Company is prohibited from issuing new securities until such stockholder approval is obtained and the registration statement registering the securities issuable under such notes has been effective for a period of at least 30 days (the “Restricted Period”). As of September 30, 2024, the effective interest rate of the August 2024 Convertible Notes was 180.2%, which reflects the impact of the August 2024 Convertible Note Derivative Liability, defined and described below.

As required under the terms of the August 2024 Convertible Notes, the Company called a stockholder meeting to approve the securities issuable upon conversion of such notes. However, the Company was unable to achieve quorum and was forced to delay obtaining such approval. Further, while the Company timely filed a registration statement for the resale of shares issuable on conversion, it has not yet been declared effective by the SEC. As a result, the Company is currently in default under the terms of such notes.

The Company determined that the conversion and share-settled redemption features, as well as the automatic increase in interest rate upon an event of default feature, of the August 2024 Convertible Notes were embedded derivatives that were required to be bifurcated from the host instrument and accounted for as embedded derivative instruments, which the Company compounded (the "August 2024 Convertible Note Derivative Liability"). As the Company did not elect the fair value option for the August 2024 Convertible Notes, the proceeds from the August 2024 Convertible Notes were allocated to the initial fair value of the August 2024 Convertible Note Derivative Liability, which was determined to be $179,000, with the residual balance allocated to the initial carrying value of the August 2024 Convertible Notes host instrument. For additional information related to the fair value of the August 2024 Convertible Note Derivative Liability, see Note 5.

The Company incurred $114,800 in debt issuance costs for legal fees related to the issuance of the August 2024 Convertible Notes. Additionally, in connection with the issuance of the August 2024 Convertible Notes, the Company issued warrants to a financial services firm as compensation for their services performed, the fair value of which was determined to be $7,691 and was recorded as a debt issuance cost. For additional information regarding these warrants, see Note 10.

NUBURU, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (As Restated)

Concurrent with the above, Esousa also purchased $687,315 of outstanding principal and accrued interest under the Senior Convertible Notes from an existing investor and subsequently exchanged such notes for subordinated convertible notes (the "Additional August 2024 Convertible Notes"). The Additional August 2024 Convertible Notes may be prepaid at any time without penalty, do not accrue interest, mature on February 6, 2025 and may be converted at any time on or after the issuance date into common stock at a conversion price of 25% of the closing price of the common stock on the trading day prior to such conversion date, subject to certain adjustments.

The August 2024 Convertible Notes and Additional August 2024 Convertible Notes are unsecured and subordinated to the Company’s outstanding senior convertible notes and junior bridge notes in right of payment, whether in respect to payment or redemptions, interest, damages, upon liquidation or dissolution or otherwise.

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

As further described above, during August 2024, $687,000 of outstanding principal and accrued interest under the Senior Convertible Notes was purchased by another investor and subsequently exchanged for the issuance of a subordinated convertible note.

The table below summarizes the outstanding principal amount of the Senior Convertible Notes to related parties:

Investor	September 30, 2024	December 31, 2023
Wilson-Garling 2023 Family Trust(1)	$5,000,000	$5,000,000
David Seldin(2)	—	1,200,000
Eunomia, LP(3)	1,000,000	1,000,000
Curtis N Maas Revocable Trust(4)	100,000	100,000
Total Senior Convertible Notes - related parties	$6,100,000	$7,300,000
(1)
Thomas J. Wilson, an affiliate of Wilson-Garling 2023 Family Trust, was a member of the Legacy Nuburu board of directors.
(2)
David Seldin was a member of the Legacy Nuburu board of directors and at the time of the issuance was the sole manager of Anzu Nuburu LLC, Anzu Nuburu II LLC, Anzu Nuburu III LLC and Anzu Nuburu V LLC (the “Anzu SPVs”), which at that time owned more than 5% of Legacy Nuburu’s capital stock.
(3)
Ron Nicol, manager of Eunomia, LP, is the Chairman of the Company’s board of directors.
(4)
Curtis Maas, an affiliate of the Curtis N Maas Revocable Trust, was a member of the Legacy Nuburu board of directors.

NUBURU, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (As Restated)

Extinguishments

During the three and nine months ended September 30, 2024, the Company issued 2,399,850 and 4,648,162 shares, respectively, to noteholders to extinguish an aggregate $0.7 million and $4.8 million, respectively, of principal and accrued interest under the Senior Notes and Junior Notes. The reacquisition value of the debt was higher than the related carrying value, and thus resulted in an aggregate net loss on debt extinguishment of $1,165,585 and $11,511,693, respectively, recorded in the condensed consolidated statement of operations.

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

NUBURU, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (As Restated)

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

Series A Preferred Stock Issuances

The Company is authorized to issue 50,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of both September 30, 2024 and December 31, 2023, there were 2,388,905 shares of preferred stock issued and outstanding.

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

NUBURU, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (As Restated)

NOTE 10. WARRANTS

The following table provides a summary of the Company's outstanding warrants:

	September 30, 2024	December 31, 2023
Liability classified warrants:
Junior Note Warrants	$859,315	$550,000
Public Warrants	417,770	417,770
Total liability-classified warrants outstanding	$1,277,085	$967,770

Equity classified warrants:
June 2023 Senior Note Warrants	$335,210	$335,210
Pre-Funded Warrants	837,116	-
August 2024 Warrants Issued with Junior Notes	19,892	-
Total equity-classified warrants outstanding	$1,192,218	$335,210

Liability Classified Public Warrants

November 2023 Junior Note Warrants

In connection with the Junior Notes discussed in Note 8 - Notes and Convertible Notes Payable the Company issued the Junior Note Warrants to purchase up to 550,000 shares of the Company's common stock. The Junior Note Warrants currently outstanding have an exercise price equal to $5.00 per share (subject to adjustment per the Junior Note Purchase Agreements) and expire on December 6, 2028. The Junior Note Purchase Agreements also provide for additional warrants to be issued if the Junior Notes remain outstanding for certain periods of time: (i) if the Junior Notes have not been repaid six months after issuance, additional warrants will be issued to each Lender in an amount equal to the principal amount of the Note multiplied by 25%, and such quotient divided by a per share cash exercise price equal to 120% of the Volume Weighted Average Price ("VWAP") of the Company's Common Stock during the ten trading days immediately prior to issuance and (ii) if the Junior Notes have not been repaid nine months after issuance, additional warrants will be issued to each Lender in an amount equal to the principal amount of the Note multiplied by 25%, and such quotient divided by a per share cash exercise price equal to 120% of the VWAP of the Company's Common Stock during the ten trading days immediately prior to issuance. As a portion of the Junior Notes were outstanding at each of May 13, 2024 and August 13, 2024, the Company was required to issue 384,233 additional warrants pursuant to the Junior Note Purchase Agreements during the nine months ended September 30, 2024.

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

Public Warrants

In connection with the closing of the Business Combination, Nuburu assumed the 16,710,785 Public Warrants outstanding on the date of Closing. As of September 30, 2024, all 417,770 Public Warrants remain outstanding. However, on December 12, 2023, the NYSE American notified the Company and publicly announced that the NYSE American had determined to (a) commence proceedings to delist the Company’s Public Warrants, each whole Public Warrant exercisable to purchase one share of Common Stock at a price of $460.00 per share, and listed to trade on the NYSE American under the symbol “BURU WS”, and (b) immediately suspend trading in the Public Warrants due to “abnormally low” trading price levels. As such, the Public Warrants were determined to have no value in the financial statements as of September 30, 2024.

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

NUBURU, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (As Restated)

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

Issuance Date
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

During the three and nine months ended September 30, 2024, the Company issued 665,410 and 837,116 pre-funded warrants, respectively, for total cash proceeds of $600,000 and $2,139,866, respectively, in pre-funded warrants pursuant to the Program. Each pre-funded warrant entitles the holder to purchase one share of common stock at an exercise price ranging from 125% to 140% of the relevant pre-funded warrant purchase price. The pre-funded warrant is exercisable any time after issuance through five years. No pre-funded warrants were exercised during the periods presented. The proceeds from the issuance of the pre-funded warrants were recorded to additional paid-in capital in the condensed consolidated balance sheets.

NUBURU, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (As Restated)

August 2024 Warrants Issued with Junior Notes

As discussed in Note 8, in connection with the issuance of the August 2024 Convertible Notes, the Company issued an aggregate 19,892 warrants to a financial services firm as compensation for their services performed, the fair value of which was determined to be $7,691 and was recorded as a debt issuance cost and associated additional paid-in capital in the condensed consolidated balance sheet, as the warrants were determined to be equity classified. The warrants are exercisable through payment of an exercise price ranging from $2.18 to $3.18, subject to certain customary antidilution adjustments, at any time after issuance through the expiration date in August 2029.

NOTE 11. STOCK-BASED COMPENSATION

As of September 30, 2024, the Company had an active stock-based incentive compensation plan and an employee stock purchase plan: the 2022 Equity Incentive Plan (the “2022 Plan”) and the 2022 Employee Stock Purchase Plan (the “ESPP”). All new equity compensation grants are issued under these two plans; however, outstanding awards previously issued under inactive plans will continue to vest and remain exercisable in accordance with the terms of the respective plans.

The 2022 Plan provides for the grant of stock and stock-based awards including stock options, restricted stock, restricted stock units, performance awards, and stock appreciation rights. As of September 30, 2024, there are approximately 67,000 shares available for grant under the 2022 Plan and approximately 10,000 shares available for grant under the ESPP.

Stock-Based Compensation Expense

Total stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations and comprehensive loss is classified as follows:

	Three Months Ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Cost of revenue	$118,774	$167,899	$364,286	$522,627
Research and development	$112,528	$145,848	$378,442	$480,131
Selling and marketing	$9,371	$81,901	$(189,828)	$181,413
General and administrative	$206,932	$239,380	$959,392	$711,618
Total stock-based compensation expense	$447,605	$635,028	$1,512,292	$1,895,789

The Company’s stock-based compensation expense is based on the value of the portion of stock-based payment awards that are ultimately expected to vest. During the three months ended September 30, 2024 and 2023, stock-based compensation relating to stock-based awards granted to consultants was $40,993 and $149,434, respectively. During the nine months ended September 30, 2024 and 2023, stock-based compensation relating to stock-based awards granted to consultants was $152,010 and $411,602, respectively.

Restricted Stock Units

The Company grants Restricted Stock Units ("RSUs") to its employees for their services with a liquidity event requirement. The RSUs granted to employees vest over a period of time from the grant date and are subject to the participants continuing service to the Company over the period.

	RSUs
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2023	22,213	$208.80
RSUs granted	45,725	$5.38
RSUs vested	(51,507)	$20.37
RSUs forfeited	(9,811)	$95.42
Unvested at September 30, 2024	6,620	$198.87

The total grant date fair value of RSUs awarded was $246,000 and $1,709,217 for the nine months ended September 30, 2024 and 2023, respectively. The total grant date fair value of RSUs vested was $1,049,265 and $1,490,805 for the nine months ended September 30, 2024 and 2023, respectively.

As of September 30, 2024, total unrecognized stock-based compensation costs related to RSUs were $1,277,653, which are expected to be recognized over a remaining weighted average period of 1.53 years. As of September 30, 2024, all of the outstanding RSUs are expected to vest.

NUBURU, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (As Restated)

Stock Options

The Company's outstanding stock options generally expire 10 years from the date of grant and are exercisable when the options vest, generally over four years, the majority of which vest at a rate of 25% on the first anniversary of the grant date, with the remainder vesting ratably each month over the next three years. A summary of stock option activity is as follows:

	Number of Stock Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2023	188,865	$74.41	7.9	$—
Options granted	29,841	$5.46
Options exercised	—	$—
Options cancelled or forfeited	(33,064)	$151.39
Options outstanding at September 30, 2024	185,642	$49.61	8.3	$—
Options exercisable at September 30, 2024	96,311	$71.87	7.7	$—
Options vested and expected to vest at September 30, 2024	185,642	$49.61	8.3	$—

The weighted-average grant date fair value of options granted to employees and consultants was $5.46 and $0.50 per share for the nine months ended September 30, 2024 and 2023, respectively.

Aggregate intrinsic value represents the difference between the estimated fair value of the underlying Common Stock and the exercise price of outstanding, in-the-money options. The aggregate intrinsic value of options exercised was nil and $1,040 for the nine months ended September 30, 2024 and 2023, respectively.

As of September 30, 2024, total unrecognized stock-based compensation cost related to stock options was $898,238, which is expected to be recognized over a weighted-average period of 2.4 years.

Determining the appropriate fair value of stock based awards requires the input of subjective assumptions including the fair value of the Company’s Common Stock, the expected life of the option, and expected stock price volatility. The Company used the Black Scholes option pricing model to value its stock option awards.

The Company estimates the fair value of the options utilizing the Black-Scholes option pricing model, which is dependent upon several variables, including expected option term, expected volatility of the Company’s share price over the expected term, expected risk-free interest rate over the expected option term, and expected dividend yield rate over the expected option term, and actual forfeiture rates. A summary of the weighted-average assumptions the Company utilized for option grants are as follows:

	Nine Months Ended September 30,
	2024	2023
Expected term (in years)	4	1.0 - 5.0
Expected volatility	47.8% - 55.0%	44.9% - 47.4%
Risk-free interest rate	4.0% - 4.5%	3.8% - 5.4%
Expected dividend yield	0.0%	0.0%

Common Stock Issued for Services

During the three months ended September 30, 2024, the Company paid for certain services through the issuance of 12,500 fully vested common stock. The common stock awards are equity-classified, and compensation expense was recognized based on the fair value of the Company's common stock on the date of issuance. Stock-based compensation expense associated with the awards was immaterial for the nine months ended September 30, 2024.

NOTE 12. INCOME TAX

Due to its current operating losses, the Company recorded zero income tax expense during the three and nine months ended September 30, 2024 and 2023. During these periods, the Company’s activities were limited to U.S. federal and state tax jurisdictions, as it does not have any significant foreign operations.

Due to the Company’s history of cumulative losses and after considering all the available objective evidence, management concluded that it is not more likely than not that all of the Company’s net deferred tax assets will be realized in the future. Accordingly, the Company’s deferred tax assets, which include net operating loss (“NOL”) carryforwards and tax credits related primarily to research and development, continue to be subject to a valuation allowance as of

NUBURU, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (As Restated)

September 30, 2024. The Company expects to continue to maintain a full valuation allowance until there is sufficient evidence to support recoverability of its deferred tax assets.

Utilization of the NOL carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended, and similar state provisions. Generally, in addition to certain entity reorganizations, the limitation applies when one or more "5-percent stockholders" increase their ownership, in the aggregate, by more than 50 percentage points over a 36-month time period testing period, or beginning the day after the most recent ownership change, if shorter. The Company has determined that a Section 382 change in ownership occurred during 2023. As a result of this change in ownership, we expect that certain of the Company's NOLs may not be utilized in the future to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. However, due to the full valuation allowance recorded as of September 30, 2024 and December 31, 2023 the limitation does not affect the Company's results of operations for the periods presented.

NOTE 13. NET LOSS PER SHARE

Diluted earnings per share (“EPS”) includes the dilutive effect of Common Stock equivalents and is computed using the weighted-average number of Common Stock and Common Stock equivalents outstanding during the reporting period. Diluted EPS for the three and nine months ended September 30, 2024 and 2023 excluded Common Stock equivalents because the effect of their inclusion would be anti-dilutive or would decrease the reported loss per share. The following table sets forth securities outstanding that could potentially dilute the calculation of diluted earnings per share:

	Nine Months Ended September 30,
	2024	2023
Stock options outstanding	185,642	195,656
Junior Note Warrants	859,315	—
Public Warrants	417,770	417,770
June 2023 Senior Note Warrants	335,210	335,211
Pre-Funded Warrants	837,116	—
August 2024 Warrants Issued with Junior Notes	19,892	—
Unvested restricted stock units	6,620	23,901
If-converted Common Stock from Series A Preferred Stock(1)	119,445	151,945
If-converted Common Stock from convertible notes	32,932,138	335,661
Total	35,713,148	1,460,144

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

Only a portion of the purchase price ($644,936) has been advanced and the Company has issued a notice of default to the investors for failure to fully fund the purchase price.

NOTE 15. RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS AND PREVIOUSLY ISSUED UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Restatement Background

On October 21, 2024, the Board of Directors and management, upon the recommendation of the Audit Committee of the Board of Directors, concluded that the Company’s previously issued financial statements as of and for the year ended December 31, 2023, the comparative period therein as of and for the year ended December 31, 2022 and unaudited condensed consolidated financial statements as of and for each of the interim quarterly periods ended March 31, 2023, June 30, 2023, September 30, 2023, March 31, 2024, and June 30, 2024 should no longer be relied upon due to errors that are described below and that such financial statements should be restated. The Company evaluated the materiality of these errors both qualitatively and quantitatively in accordance with Staff Accounting Bulletin (“SAB”) No. 99, Materiality and SAB No. 108, Considering the Effects of Prior Year Misstatements in Current Year Financial Statements, and determined the effect of these corrections was material to each period discussed above. As a result, the Company has restated previously issued financial statements in accordance with ASC 250, Accounting Changes and Error Corrections, as reflected in Amendment No. 4 to the Annual Report on Form 10-K for the year ended December 31, 2023 filed on November 8, 2024 (the “Amended 10-K”), Amendment No. 1 to the Quarterly Report on Form 10-Q for the three months ended March 31, 2024 filed on November 14, 2024, and Amendment No. 1 to the Quarterly Report on Form 10-Q for the three months ended June 30, 2024 filed on November 14, 2024.

NUBURU, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (As Restated)

We have determined that these errors were the result of a material weakness in internal control over financial reporting that is reported in management’s report on internal control over financial reporting as of December 31, 2023 in Part II, Item9A, “Controls and Procedures” of the Amended 10-K and Item 4 of this report .

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

NOTE 16. SUBSEQUENT EVENTS

On October 1, 2024, the Company entered into a master transaction terms agreement (the “Master Agreement”) with Liqueous LP, (the “Investor”) pursuant to which, the Company and the Investor established a strategic financing framework for short-term and long-term financing for the Company. The Master Agreement provides for: (i) an immediate capital infusion from the Investor of $3.0 million at current market price, (ii) subsequent weekly capital infusions of $1,250,000 at market price until an additional $10.0 million has been invested; (iii) the acquisition and conversion of certain outstanding notes, with each $1.00 of debt converted into $2.00 of common stock at market price; (iv) an adjustment to current market price of certain outstanding pre-funded warrants held by the Investor having a current cash value of approximately $2.2 million; and (v) the implementation of a $50 million equity line of credit (the “ELOC”) pursuant to which the Company may require the Investor to purchase common stock from time-to-time in the amounts and for the prices determined in accordance with the terms of the ELOC. Before the ELOC may be fully utilized, shares subject to the ELOC must be registered for resale and the Company must obtain consent from stockholders to issue shares in excess of 19.99% of the Company’s common stock as of the date of the ELOC. The Investor was also required to engage in good faith best efforts to prepay or otherwise acquire outstanding notes held by Esousa, given among other things the failure to achieve quorum at the special meeting called to approve the Esousa transaction and the restrictions on the issuance of additional shares until after such time as such stockholder approval is obtained. The full initial amounts due under the Master Agreement were not yet paid to the Company and Esousa’s notes remained outstanding, when the Company received claims from certain existing investors alleging that the Master Agreement violated the terms of their existing investments and Esousa enjoined us from issuing future securities, with certain exceptions, during the Restricted Period. The Company called a special stockholder meeting to approve the securities issuable upon conversion of the Esousa notes, which had been scheduled to take place on September 27, 2024. The proxy statement relating to such meeting requested approval of securities issuances in other capital raising transactions as well, which would have facilitated certain transactions under the Master Agreement. However, the Company was unable to achieve quorum and was forced to adjourn, and then ultimately cancel, the special meeting. The Company timely filed a registration statement, which it anticipates will be effective during the fourth quarter of 2024 and has filed a proxy statement for a second stockholder meeting to approve, among other things, the issuances of shares in connection with the Esousa and Liqueous transactions, which is scheduled to take place on December 27, 2024. The Company has negotiated financing transactions that would provide capital necessary to continue its path to commercialization; however, if the Company is unable to obtain the required stockholder approval to issue additional securities (and consent from certain investors with additional contractual rights to the extent required) or the counter parties do not perform under the terms of such financing agreements, the Company will not be able to sustain operations and will need to consider alternatives, which could include a sale, liquidation, or dissolution of the business or a foreclosure by its senior secured creditors.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The interim financial statements included in this Quarterly Report and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto contained in this report and the financial statements and notes thereto for the year ended December 31, 2023, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Amended 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are subject to risks and uncertainties, including those under “Risk Factors” in this Quarterly Report and our Amended 10-K that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements.

Unless otherwise indicated, references in this section to “Nuburu,” “we,” “us,” “our” and the “Company” refer to Nuburu, Inc. and its consolidated subsidiary, Nuburu Subsidiary, Inc.

Company Overview

Nuburu, Inc. is a leading innovator in high-power, high-brightness blue laser technology that is focused on bringing breakthrough improvements to a broad range of high-value applications, including welding and 3D printing. By delivering increased speed and quality we hope to enhance productivity and cost efficiency for manufacturers in the e-mobility, consumer electronics, aerospace and defense, and 3D printing markets, as well as to find additional applications currently not yet serviced by existing laser technologies.

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

Nuburu provides blue laser systems for welding applications such as batteries, large screen displays, and cell phone components. Nuburu has over 220 granted and pending patents and patent applications globally, which include: blue laser applications such as welding, blue laser technologies, single mode blue laser technology, blue Raman laser technologies, addressable array technologies, and 3D printing using blue lasers. Notably, Nuburu has been awarded patent protection for the use of high-power blue lasers.

Given the size, complexity and value of our blue laser technology, our sales to date have come from long-term discussions between our management team and our current customers. Based on our experiences so far, we expect the approximate adoption timelines of our customers from first contact to first purchase order to range up to 22-24 months. Going forward, we intend to expand our marketing efforts, as we pursue a more widespread adoption of our blue laser technology.

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

As we have disclosed previously, we have not yet achieved commercialization and expect continued losses until we can do so. We must rely on capital from investors to support our operations. During 2024, management negotiated several funding agreements with multiple investors. Certain of these investors have not fully performed their obligations under such agreements and the Company has been unable to obtain stockholder approval necessary to consummate certain transactions because it was unable to achieve quorum for the special meeting of stockholders called for such purpose. As a result, the Company has not received the funding necessary to maintain operations, fill orders or implement its sales and marketing program. Given the lack of funding, management initiated measures designed to reduce costs, which included implementing a furlough of employees. This significantly impacted commercialization and operations, particularly in the third quarter of 2024. In response to the furloughs and financing challenges, several key employees have resigned entirely. The Company has negotiated financing transactions that would provide capital necessary to continue its path to commercialization and has now filed two proxy statements soliciting consent from stockholders for the issuances of shares pursuant to such transactions; however, if investors do not perform under the terms of such agreements, or the Company is unable to obtain the required stockholder approval to issue additional securities (or consent from certain investors with additional contractual rights to the extent required), the Company will not be able to sustain operations and will need to consider alternatives, which could include a sale, liquidation, or dissolution of the business.

We generated total revenue of nil and $186,743 and had net losses of $4,377,522 and $5,085,301 during the three months ended September 30, 2024 and 2023, respectively. During the nine months ended September 30, 2024 and 2023, we generated total revenue of $142,827 and $1,710,794 and had net losses $22,765,563 and $15,959,530, respectively.

We expect to incur significant expenses and operating losses for the foreseeable future, as we:

•
continue our research and development efforts;
•
seek to commercialize our products; and
•
operate as a public company.

Accordingly, we will continue to seek to fund our operations through public or private equity financings, debt financings or other sources. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all, or counter parties to such agreements may not perform. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition.

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

Recent Developments

Reverse Stock Split

On February 22, 2024, we held a special meeting of stockholders where stockholders approved proposals to authorize the Company to effect a reverse stock split of the Company's issued and outstanding Common Stock within a range from 1-for 30 to 1-for-75, with the exact ratio of the reverse stock split to be determined by the Company's board of directors. On July 23, 2024, the Company effected a 1-for-40 reverse stock split (the "Reverse Stock Split").

April 2024 SPA Agreement

On April 3, 2024, we entered into a Securities Purchase Agreement (the “SPA”) with certain accredited investors named therein pursuant to which the investors agreed to purchase from the Company $3,000,000 of newly issued shares (the “Shares”) of the Company’s Common Stock, at a per Share purchase price of $5.00 per Share. Only a portion of the purchase price ($644,936) has been advanced. In October 2024, a notification of default was sent to the investors for failure to provide the remainder of the purchase price.

Warrant Issuances and Note Extinguishments

Pre-Funded Warrants

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

During the three and nine months ended September 30, 2024, the Company issued 665,410 and 837,116 pre-funded warrants, respectively, for total cash proceeds of $600,000 and $2,139,866, respectively, in pre-funded warrants pursuant to the Program. Each pre-funded warrant entitles the holder to purchase one share of common stock at an exercise price ranging from 125% to 140% of the relevant pre-funded warrant purchase price. The pre-funded warrant is exercisable any time after issuance through five years. No pre-funded warrants were exercised during the periods presented. The proceeds from the issuance of the pre-funded warrants were recorded to additional paid-in capital in the condensed consolidated balance sheets.

Additional Warrant Issuances

Further, during the nine months ended September 30, 2024, the Company issued certain additional warrants. For additional information, see notes 8 and 10 to the condensed consolidated financial statements.

Note Extinguishments

During the three and nine months ended September 30, 2024, the Company issued 2,399,850 and 4,648,162 shares, respectively, to noteholders to extinguish an aggregate $0.7 million and $4.8 million, respectively, of principal and accrued interest under the Senior Notes and Junior Notes.

August 2024 Convertible Notes

On August 6, 2024 and August 19, 2024, the Company entered into the August 2024 Convertible Note Agreement with Esousa for the sale of the August 2024 Convertible Notes in the aggregate principal amount of $673,000, issued at a discount of $25,000. The August 2024 Convertible Notes bear interest at 15% per annum, with principal and accrued interest due at maturity on February 6, 2025, unless earlier paid or converted into common stock. The notes are prepayable at any time prior to the maturity date without penalty. Upon the occurrence and continuance of an event of default or spin-off of a subsidiary, a default interest rate of an additional 5% per annum may be applied to any outstanding borrowings and the investor may declare all outstanding principal plus accrued interest immediately due. As of September 30, 2024, the effective interest rate of the August 2024 Convertible Notes was 180.2%. Additionally, at any point after issuance, the investor has the option to convert the August 2024 Convertible Notes into common stock at the lower of (i) a fixed price of $2.03 or (ii) 80% of the lowest daily volume weighted-average price in the 10 trading days prior to such conversion date, subject to certain adjustments. Issuances of common stock on conversion are (i) subject to approval by NYSE American of a supplemental listing application, (ii) limited to an amount equal to 19.9% of the outstanding common stock as of the date of execution, until such time as the transaction is approved by stockholders, and (iii) required to be registered with the SEC for resale. While the Company called a special meeting to obtain the required stockholder approval, it was unable to achieve quorum and was forced to adjourn, and then ultimately cancel, the special meeting, which results a default under the terms of the notes issued to Esousa.

Esousa also purchased $687,315 of outstanding principal and accrued interest under the Senior Convertible Notes from an existing investor and subsequently exchanged such notes for the Additional August 2024 Convertible Notes. The Additional August 2024 Convertible Notes may be prepaid at any time without penalty, do not accrue interest, mature on February 6, 2025 and may be converted at any time on or after the issuance date into common stock at a conversion price of 25% of the closing price of the common stock on the trading day prior to such conversion date, subject to certain adjustments.

The August 2024 Convertible Notes and Additional August 2024 Convertible Notes are unsecured and subordinated to the Company’s outstanding senior convertible notes and junior bridge notes in right of payment, whether in respect to payment or redemptions, interest, damages, upon liquidation or dissolution or otherwise.

Long-Term Funding Program

On October 1, 2024, the Company entered into the Master Agreement with Liqueous LP (the “Investor”) pursuant to which, the Company and the Investor established a strategic financing framework for short-term and long-term financing for the Company. The Master Agreement provides for: (i) an immediate capital infusion from the Investor of $3.0 million at current market price, (ii) subsequent weekly capital infusions of $1,250,000 at market price until an additional $10 million has been invested; (iii) the acquisition and conversion of certain outstanding notes, with each $1.00 of debt converted into $2.00 of common stock at market price; (iv) an adjustment to current market price of certain outstanding pre-funded warrants held by the Investor having a current cash value of approximately $2.2 million; and (v) the implementation of a $50 million ELOC pursuant to which the Company may require the Investor to purchase common stock from time-to-time in the amounts and for the prices determined in accordance with the terms of the ELOC. Before the ELOC may be fully utilized, shares subject to the ELOC must be registered for resale and the Company must obtain consent from stockholders to issue shares in excess of 19.99% of the Company’s common stock as of the date of the ELOC. The Investor was also required to engage in good faith best efforts to prepay or otherwise acquire outstanding notes held by Esousa, given among other things the failure to achieve quorum at the special meeting called to approve the Esousa transaction and the restrictions on the issuance of additional shares until after such time as such stockholder approval is obtained. The full initial amounts due under the Master Agreement were not yet paid to the Company and Esousa’s notes remained outstanding, when the Company received claims from certain existing investors alleging that the Master Agreement violated the terms of their existing investments and Esousa enjoined us from issuing future securities, with certain exceptions, during the Restricted Period. The Company called a special stockholder meeting to approve the securities issuable upon conversion of the Esousa notes, which had been scheduled to take place on September 27, 2024. The proxy statement relating to such meeting requested approval of securities issuances in other capital raising transactions as well, which would have facilitated certain transactions under the Master Agreement. However, the Company was unable to achieve quorum and was forced to adjourn, and then ultimately cancel, the special meeting. The Company timely filed a registration statement, which it anticipates will be effective during the fourth quarter of 2024 and has filed a proxy statement for a second stockholder meeting to approve, among other things, the issuances of shares in connection with the Esousa and Liqueous transactions, which is scheduled to take place on December 27, 2024. The Company has negotiated financing transactions that would provide capital necessary to continue its path to commercialization; however, if the Company is unable to obtain the required stockholder approval to issue additional securities (and consent from certain investors with additional contractual rights to the extent required) or the counter parties do not perform under the terms of such financing agreements, the Company will not be able to sustain operations and will need to consider alternatives, which could include a sale, liquidation, or dissolution of the business or a foreclosure by its senior secured creditors.

NYSE American Delisting and Reinstatement

On June 13, 2024, NYSE American LLC announced that it had determined to commence proceedings to delist our Common Stock. Trading of our stock on NYSE American was immediately suspended and we commenced trading on the over-the-counter market.

On July 29, 2024, we received a notification from NYSE American informing us that we had resolved the continued listing deficiency with respect to low selling price as described in Section 1003(f)(v) of the NYSE American Company Guide. As a result, the staff of NYSE Regulation withdrew its delisting determination and lifted the trading suspension on Nuburu’s Common Stock. The Common Stock re-commenced trading on NYSE American on Friday, August 2, 2024 under the symbol “BURU.”

Key Factors Affecting Our Performance

Commercial Launch of Products

In 2022 and early 2023, we began the production and shipment of our AO-650 laser. We announced the commercial launch of the first laser in the NUBURU BLTM series, the BL-250, in January 2023. We announced the commercial launch of the BL-1Kw in June 2023 and in the early second quarter of 2024, we expanded our BL product line to include the BL-300. We have shifted our future focus to manufacturing and shipping the BL series.

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

As described above, during 2024 management initiated measures designed to reduce costs, which included implementing a furlough of employees. This significantly impacted commercialization and operations, particularly in the third quarter of 2024. If we are able to obtain sufficient funding for operations, we anticipate that as we ramp up our manufacturing, we will require additional engineers and production personnel to build out and then operate our manufacturing capabilities.

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

As described above, during 2024, management initiated measures designed to reduce costs, which included implementing a furlough of employees. This significantly impacted commercialization and operations, particularly in the third quarter of 2024.

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

As described above, during 2024, management initiated measures designed to reduce costs, which included implementing a furlough of employees. This significantly impacted commercialization and operations, particularly in the third quarter of 2024.

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

As described above, during 2024, management initiated measures designed to reduce costs, which included implementing a furlough of employees. This significantly impacted commercialization and operations, particularly in the third quarter of 2024.

Interest Income

Interest income consists primarily of interest income received on our cash and cash equivalents.

Interest Expense

Interest expense consists primarily of interest owed on our outstanding debt, as further described in Note 8 in the condensed consolidated financial statements included in Item 1 of this Quarterly Report.

Change in Fair Value of Warrant Liabilities

Change in fair value of warrant liabilities consists of gains or losses recognized based on the change in the fair value of our liability-classified warrants, which are re-measured to fair value at each balance sheet date with the corresponding gain or loss from the adjustment. Refer to Note 10 in the condensed consolidated financial statements included in Item 1 of this Quarterly Report for more information.

Change in Fair Value of Derivative Liability

Change in fair value of derivative liability consists of gains or losses recognized based on the change in the fair value of the embedded derivatives under the August 2024 Convertible Notes that were required to be bifurcated from the host instrument and accounted for at fair value at issuance, as well as each subsequent balance sheet date. Refer to Note 10 in the condensed consolidated financial statements included in Item 1 of this Quarterly Report for more information.

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

Results of Operations

Comparison of the three months ended September 30, 2024 and 2023

The following tables set forth our operations for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024	2023	$ Change
Revenue	$—	$186,743	$(186,743)
Cost of revenue	359,950	1,115,703	(755,753)
Gross margin	(359,950)	(928,960)	569,010
Operating expenses:
Research and development	206,474	1,348,450	(1,141,976)
Selling and marketing	113,445	523,627	(410,182)
General and administrative	1,941,085	2,335,605	(394,520)
Total operating expenses	2,261,004	4,207,682	(1,946,678)
Loss from operations	(2,620,954)	(5,136,642)	2,515,688
Interest income	721	46,998	(46,277)
Interest expense	(929,046)	(162,765)	(766,281)
Change in fair value of warrant liabilities	369,674	167,108	202,566
Change in fair value of derivative liability	141,100	—	141,100
Loss on extinguishment of debt	(1,339,017)	—	(1,339,017)
Other income, net	—	—	—
Loss before provision for income taxes	$(4,377,522)	$(5,085,301)	$707,779
Provision for income taxes	—	—	—
Net loss and comprehensive loss	$(4,377,522)	$(5,085,301)	$707,779

Revenue. Revenue decreased $186,743 during the three months ended September 30, 2024 compared to the same period in 2023. This decrease is primarily to the measures implemented by management during 2024 designed to reduce costs, which included implementing a furlough of employees that significantly impacted commercialization and operations, particularly in the third quarter of 2024, as described above.

Cost of Revenue. Cost of revenue decreased $755,753 during the three months ended September 30, 2024 compared to the same period in 2023. This decrease is primarily due to a period-over-period decrease of (i) direct labor of approximately $383,000 due to the cost reduction measures instituted by management in the third quarter of 2024, as further discussed above, and (ii) direct job costs and materials of approximately $326,000 due to decreased production of the laser systems related to the measures implemented by management during 2024 designed to reduce costs, which included implementing a furlough of employees that significantly impacted commercialization and operations, particularly in the third quarter of 2024, as described above.

Research and Development. Research and development expenses decreased $1,141,976 during the three months ended September 30, 2024 compared to the same period in 2023. This decrease is primarily due to (i) approximately $1,010,000 of lower personnel costs due to the cost reduction measures instituted by management in the third quarter of 2024, as further discussed above, (ii) approximately $117,000 of lower spend on the BLTM series as it transitioned to production in 2023 and (iii) approximately $115,000 lower software, consulting, and other costs.

Selling and Marketing. Selling and marketing expenses decreased $410,182 during the three months ended September 30, 2024 compared to the same period in 2023. This decrease is primarily due to lower personnel costs due to the cost reduction measures instituted by management in the third quarter of 2024, as further discussed above, as well as lower consulting expenses.

General and Administrative. General and administrative expenses decreased $394,520 during the three months ended September 30, 2024 compared to the same period in 2023. This decrease is primarily driven by a decrease in compliance costs, which were heightened during the 2023 period due to the Business Combination, and a decrease in personnel costs due to the cost reduction measures instituted by management in the third quarter of 2024, as further discussed above, partially offset by an increase in professional service costs.

Interest Income. Interest income decreased $46,277 during the three months ended September 30, 2024 compared to the same period in 2023 due to lower cash balances between periods.

Interest Expense. Interest expense increased $766,281 during the three months ended September 30, 2024 compared to the same period in 2023 primarily due to higher debt balances between periods. Interest expense in the third quarter of 2024 was comprised of interest accrued on the Senior Convertible Notes and Junior Notes and the debt discount amortization for the Junior Notes. Refer to Note 8 in the condensed consolidated financial statements included in Note 1 of this Quarterly Report for more information on our debt obligations.

Change in Fair Value of Warrant Liabilities. We recorded a gain of $369,674 in the third quarter of 2024, which resulted from the decrease in the fair value of the Company's liability-classified warrants between June 30, 2024 and September 30, 2024. During the third quarter of 2023, we recorded a gain of $167,108 due to the decrease in the fair value of the Public Warrants between June 30, 2023 and September 30, 2023. As of December 31, 2023, the Public Warrants have a zero value due to being delisted from the NYSE American, as further discussed in Note 10 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report.

Change in Fair Value of Derivative Liability. We recorded a gain of $141,100 in the third quarter of 2024, which resulted from the decrease in the fair value of the derivative liability from the time of the issuance of the August 2024 Convertible Notes in August 2024 through September 30, 2024. There was no derivative liability recorded during the third quarter of 2023.

Loss on Extinguishment of Debt. We recorded a loss on the extinguishment of debt of $1,339,017 for the three months ended September 30, 2024, which primarily relates to the issuance of 2,399,850 shares to noteholders of the Senior Notes and Junior Notes to extinguish an aggregate amount of $677,061 of principal and accrued interest under the Senior Notes and Junior Notes. For further information, see note 8 to the condensed consolidated financial statements.

Comparison of the nine months ended September 30, 2024 and 2023

The following tables set forth our operations for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023	$ Change
Revenue	$142,827	$1,710,794	$(1,567,967)
Cost of revenue	1,950,632	4,813,404	(2,862,772)
Gross margin	(1,807,805)	(3,102,610)	1,294,805
Operating expenses:
Research and development	1,656,350	4,300,166	(2,643,816)
Selling and marketing	385,965	1,066,289	(680,324)
General and administrative	6,941,448	8,409,877	(1,468,429)
Total operating expenses	8,983,763	13,776,332	(4,792,569)
Loss from operations	(10,791,568)	(16,878,942)	6,087,374
Interest income	17,202	91,914	(74,712)
Interest expense	(2,821,527)	(175,149)	(2,646,378)
Change in fair value of warrant liabilities	2,156,186	1,002,647	1,153,539
Change in fair value of derivative liability	141,100	—	141,100
Loss on extinguishment of debt	(11,685,125)	—	(11,685,125)
Other income, net	218,169	—	218,169
Loss before provision for income taxes	$(22,765,563)	$(15,959,530)	$(6,806,033)
Provision for income taxes	—	—	—
Net loss and comprehensive loss	$(22,765,563)	$(15,959,530)	$(6,806,033)

Revenue. Revenue decreased $1,567,967 during the nine months ended September 30, 2024 compared to the same period in 2023. This decrease is primarily to the measures implemented by management during 2024 designed to reduce costs, which included implementing a furlough of employees that significantly impacted commercialization and operations, particularly in the third quarter of 2024, as described above.

Cost of Revenue. Cost of revenue decreased $2,862,772 during the nine months ended September 30, 2024 compared to the same period in 2023. This decrease is primarily due to a period-over-period decrease of approximately $3,018,000 of direct job costs and materials due to decreased production of the laser systems related to the measures implemented by management during 2024 designed to reduce costs, which included implementing a furlough of employees that significantly impacted commercialization and operations, particularly in the third quarter of 2024, as described above. This decrease was partially offset by increases of approximately $128,000 of other overhead costs period-over-period.

Research and Development. Research and development expenses decreased $2,643,816 during the nine months ended September 30, 2024 compared to the same period in 2023. This decrease is primarily due to (i) approximately $1,897,000 of lower personnel costs due to the cost reduction measures instituted by management in the first three quarters of 2024, as further discussed above, (ii) approximately $541,000 of lower spend on the BLTM series as it transitioned to production in 2023 and (iii) approximately $206,000 lower software, materials and consulting costs.

Selling and Marketing. Selling and marketing expenses decreased $680,324 during the nine months ended September 30, 2024 compared to the same period in 2023. This decrease is primarily due to lower personnel costs related to the cost reduction measures instituted by management in the first three quarters of 2024, as further discussed above, and the reversal of stock compensation expense due to the departure of our Chief Marketing and Sales Officer in April 2024 and the resultant forfeiture of his unvested awards, and a decrease in consulting costs.

General and Administrative. General and administrative expenses decreased $1,468,429 during the nine months ended September 30, 2024 compared to the same period in 2023. This decrease is primarily driven by a decrease in compliance costs and professional fees, which were heightened during the 2023 period due to the Business Combination, and a decrease in personnel costs due to the cost reduction measures instituted by management in the third quarter of 2024, as further discussed above.

Interest Income. Interest income decreased $74,712 during the nine months ended September 30, 2024 compared to the same period in 2023 due to lower cash balances between periods.

Interest Expense. Interest expense increased $2,646,378 during the nine months ended September 30, 2024 compared to the same period in 2023 primarily due to higher debt balances between periods. Interest expense in the first nine months of 2024 was comprised of interest accrued on the Senior Convertible Notes and Junior Notes and debt discount amortization for the Junior Notes. Interest expense for the nine three months of 2023 comprised of interest accrued on the Senior Convertible Notes, which were issued in June 2023. Refer to Note 8 in the condensed consolidated financial statements included in Note 1 of this Quarterly Report for more information on our debt obligations.

Change in Fair Value of Warrant Liabilities. We recorded a gain of $2,156,186 during the nine months ended September 30, 2024, which resulted from the decrease in the fair value of the Company's liability-classified warrants between December 31, 2023 and September 30, 2024. During the first nine months of 2023, we recorded a gain of $1,002,647 due to the decrease in the fair value of the Public Warrants between the Closing and September 30, 2023. As of December 31, 2023, the Public Warrants have a zero value due to being delisted from the NYSE American, as further discussed in Note 10 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report.

Change in Fair Value of Derivative Liability. We recorded a gain of $141,100 during the nine months ended September 30,2 024, which resulted from the decrease in the fair value of the derivative liability from the time of the issuance of the August 2024 Convertible Notes in August 2024 through September 30, 2024. There was no derivative liability recorded during the nine months ended September 30, 2023.

Loss on Extinguishment of Debt. We recorded a loss on the extinguishment of debt of $11,685,125 for the nine months ended September 30, 2024. The majority of this loss is related to (i) the issuance of 2,248,312 shares to noteholders to extinguish $4.0 million of principal of Senior Notes and Junior Notes, as well as $106,050 of interest accrued on the Senior Notes and (ii) the issuance of 2,399,850 shares to noteholders of the Senior Notes and Junior Notes to extinguish an aggregate amount of $677,061 of principal and accrued interest under the Senior Notes and Junior Notes. For further information, see note 8 to the condensed consolidated financial statements.

Other Income (Expense), Net. Other income (expense), net consisted of a $218,169 gain related to an Employee Retention Tax Credit for qualifying 2021 wages received during the first nine months of 2024, which was accounted for when collectability was assured.

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

As of September 30, 2024, we had cash and cash equivalents of $232,075, as compared to $2,148,700 as of December 31, 2023. Our cash flows from operations are not sufficient to fund our current operating model and expansion plans. On the second anniversary of the Closing Date, the Company must also, under certain circumstances, redeem the maximum portion of the Preferred Stock as permitted by law in cash at an amount equal to the Original Issuance Price as of such date. Notwithstanding the foregoing, the Company shall not be required to redeem any shares of Preferred Stock to the extent the Company does not have legally available funds to effect such redemption.

From inception through September 30, 2024, we have incurred operating losses and negative cash flows from operating activities. For the nine months ended September 30, 2024 and 2023, we have incurred operating losses, including net losses of $22,765,563 and $15,959,530, respectively, and we have an accumulated deficit of $120,052,352 as of September 30, 2024. We anticipate that we will incur net losses for the foreseeable future and, even if we increase our revenue, there is no guarantee that it will ever become profitable. All of the aforementioned factors raise substantial doubt about our ability to continue as a going concern. If we are able to obtain sufficient funding, we expect to continue to expand our operations, including by investing in manufacturing, sales and marketing, research and development and infrastructure to support our growth.

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

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the periods presented.

	Nine Months Ended September 30,
	2024	2023
Net cash used in operating activities	(5,499,839)	(13,259,181)
Net cash used in investing activities	—	(1,142,910)
Net cash provided by financing activities	3,583,214	13,148,567

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

Net cash used in operating activities was $5,499,839 and $13,259,181 for the nine months ended September 30, 2024 and 2023, respectively. The decrease in net cash flows used in operating activities is primarily driven by decreased operating expenses and changes in working capital, partially offset by decreases in revenue.

Cash flows from investing activities

Our cash flows from investing activities have been comprised primarily of purchases of equipment and installation of improvements to our leased facilities and headquarters.

Net cash used in investing activities was nil and $1,142,910 for the nine months ended September 30, 2024 and 2023, respectively. The cash used in investing activities for the nine months ended September 30, 2023 primarily related to the purchase of equipment to build out our production line.

Cash flows from financing activities

We have financed our operations primarily through the sale of stock and promissory notes.

Net cash provided by financing activities was $3,583,214 and $13,148,567 for the nine months ended September 30, 2024 and 2023, respectively. Net cash provided by financing in activities in the nine months ended September 30, 2024 is comprised primarily of proceeds from the issuance of pre-funded warrants and Common Stock of $2,139,866 and $200,000, respectively, as well as proceeds from debt borrowings of $743,000 and proceeds from shareholder advances of $645,036, partially offset by payments of accrued debt issuance costs for the Junior Notes totaling $71,500 and tax withholdings for RSU issuances totaling $73,088.

Net cash provided by financing in activities in the nine months ended September 30, 2023 is comprised of proceeds received from the issuance of convertible promissory notes and warrants, proceeds from the issuance of Common Stock from the Lincoln Park Purchase Agreement, and the proceeds received from the Closing of the Business Combination. These combined proceeds were partially offset by payments of transaction costs associated with the Business Combination.

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

The following tables present our key performance indicators for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,
	2024	2023	$ Change
Revenue	$—	$186,743	$(186,743)
Total gross margin	(359,950)	(928,960)	569,010
EBITDA(1)	(3,242,479)	(4,824,579)	1,582,100
Capital expenditures	—	(317,038)	317,038
Free cash flow(1)	(1,177,612)	(4,876,411)	3,698,799

	Nine Months Ended September 30,
	2024	2023	$ Change
Revenue	$142,827	$1,710,794	$(1,567,967)
Total gross margin	(1,807,805)	(3,102,610)	1,294,805
EBITDA(1)	(19,364,982)	(15,506,324)	(3,858,658)
Capital expenditures	—	(1,142,910)	1,142,910
Free cash flow(1)	(5,499,839)	(14,402,091)	8,902,252

(1) EBITDA and Free cash flow are non-GAAP financial measures. See “Non-GAAP Information” below for our definitions of, and additional information about, EBITDA and Free cash flow and for a reconciliation to the most directly comparable U.S. GAAP financial measures, which are net loss and net cash used in operating activities, respectively.

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

Reconciliation

The following table reconciles our net loss (the most directly comparable GAAP measure) to EBITDA for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(4,377,522)	$(5,085,301)	$(22,765,563)	$(15,959,530)
Interest (income) expense, net	928,325	115,767	2,804,325	83,235
Income tax expense	—	—	—	—
Depreciation and amortization	206,718	144,955	596,256	369,971
EBITDA	$(3,242,479)	$(4,824,579)	$(19,364,982)	$(15,506,324)

The following tables reconcile our net cash used in operating activities (the most directly comparable GAAP measure to Free cash flow) to Free cash flow for the periods presented:

	Three Months Ended September 30,
	2024	2023
Net cash used in operating activities	$(1,177,612)	$(4,559,373)
Capital expenditures	-	(317,038)
Free cash flow	$(1,177,612)	$(4,876,411)

	Nine Months Ended September 30,
	2024	2023
Net cash used in operating activities	$(5,499,839)	$(13,259,181)
Capital expenditures	—	(1,142,910)
Free cash flow	$(5,499,839)	$(14,402,091)

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

There have been no significant changes to our accounting estimates during the nine months ended September 30, 2024, as compared to the critical accounting estimates described in our audited financial statements included in the Form 10-K filed with the SEC on April 15, 2024, and as subsequently amended by the Form 10-K/As filed with the SEC on April 29, 2024, August 12, 2024 and September 6, 2024.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our management concluded that our internal control over financial reporting was not effective due to a material weakness in our control environment around the accounting and presentation of complex financial instrument transactions that was not effectively designed or maintained. This material weakness resulted in the restatements of the Company’s financial statements as of and for the year ended December 31, 2023, the comparative period therein as of and for the year ended December 31, 2022 and for each of the quarterly periods ended March 31, 2023, June 30, 2023, September 30, 2023 (as filed on Amendment No. 4 on Form 10-K/A on November 8, 2024), March 31, 2024 (as filed on Amendment No. 1 on Form 10-Q/A on November 14, 2024) and June 30, 2024 (as filed on Amendment No. 1 on Form 10-Q/A on November 14, 2024). Additionally, this material weakness could result in material misstatements of the financial statements that would not be prevented or detected on a timely basis.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we intend to implement the following changes during our fiscal year ending December 31, 2025: (i) hire additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are dependent upon our receiving additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

See Note 15, “Restatement of Previously Issued Consolidated Financial Statements and Previously Issued Unaudited Interim Condensed Consolidated Financial Statements ” for additional information.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The information under the caption “Notes to Condensed Consolidated Financial Statements – Note 6 – Commitments and Contingencies” of the unaudited condensed consolidated financial statements of this Quarterly Report is incorporated herein by reference.

In the normal course of business, the Company may become involved in legal proceedings. The Company will accrue a liability for legal proceedings when it is probable that a liability has been incurred and the amount can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. At September 30, 2024 and December 31, 2023, the Company was not involved in any material legal proceedings.

Subsequent to the quarter ended September 30, 2024, despite the Company calling a meeting of stockholders to approve the Esousa transaction (which failed for lack of achieving quorum) and expending significant efforts to satisfy required conditions, Esousa filed a complaint in the U.S. District Court for the Southern District of New York and enjoined the Company from issuing additional securities until such stockholder approval and other requirements are satisfied, significantly impacting the Company’s ability to raise capital critical to operations. Esousa subsequently settled its claims for a payment of $50,000 and a future payment of $100,000 upon the consummation of the very transactions it sought to enjoin in its complaint.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

Descriptions of the April 2024 SPA Agreement, Warrant Issuances, Note Extinguishments and August 2024 Convertible Notes described above under "Recent Developments", as well as share-based compensation arrangements described in Note 11, Stock-Based Compensation, to the condensed consolidated financial statements are incorporated herein by reference. Such transactions were conducted as private placements to accredited investors exempt from registration under Section 4(a)(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this on Form 10-Q.

		Incorporated by Reference
No.	Description of Exhibit	Form	File No.	Exhibit No.	Filing Date
2.1†	Business Combination Agreement, dated as of August 5, 2022, by and among Tailwind Acquisition Corp., Compass Merger Sub, Inc. and Nuburu, Inc.	8-K	001-39489	2.1	August 8, 2022
3.1	Amended and Restated Certificate of Incorporation of the Company.	8-K	001-39489	3.1	February 6, 2023
3.2	Certificate of Amendment to Certificate of Incorporation of the Company.	8-K	001-39489	3.1	June 24, 2024
3.3	Amended and Restated Bylaws of the Company.	8-K	001-39489	3.2	September 9, 2020
3.4	Certificate of Designations of the Company.	8-K	001-39489	3.3	February 6, 2023
10.1	Securities Purchase Agreement, dated August 6, 2024, by and between Nuburu, Inc. and Esousa Group Holdings LLC	8-K	001-39489	10.1	August 12, 2024
10.2	Exchange Agreement, dated August 6, 2024, by and between Nuburu, Inc. and Esousa Group Holdings LLC	8-K	001-39489	10.2	August 12, 2024
10.3	Securities Purchase Agreement, dated August 19, 2024, by and between Nuburu, Inc. and Esousa Group Holdings LC	8-K	001-39489	10.1	August 23, 2024
10.4	Exchange Agreement, dated August 19, 2024, by and between Nuburu, Inc. and Esousa Group Holdings LLC	8-K	001-39489	10.2	August 23, 2024
10.5*	Master Transaction Summary agreement, dated October 1, 2024, between Nuburu, Inc. and Liqueous LP
10.6*	Common Stock Purchase Agreement, dated October 1, 2024, between Nuburu, Inc. and Liqueous LP
10.7*	Securities Purchase Agreement, dated October 1, 2024, between Nuburu, Inc. and Liqueous LP
10.8*	Securities Purchase Agreement, dated October 1, 2024, between Nuburu, Inc. and Liqueous LP
10.9*	Registration Rights Agreement, dated October 1, 2024, between Nuburu, Inc. and Liqueous LP
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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