Form 10-K
period 2024-12-31
Nuburu, Inc.
filed 2025-04-15
CIK 1814215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Registrant’s telephone number, including area code: +39 3351824956

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

The aggregate market value of the voting Common Stock held by non-affiliates of the registrant at June 30, 2024 was approximately $3,700,000. Shares of common stock beneficially owned by each executive officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purposes.

The number of shares of Registrant's Common Stock outstanding as of April 11, 2025 was 48,833,664 shares.

Documents Incorporated by Reference

Portions of the Registrant’s definitive proxy statement for the Annual Meeting of Stockholders to be held in 2025, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year ended December 31, 2024, are incorporated by reference into Part III hereof.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risk and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

•
our ability to obtain required financing;
•
our ability to maintain the listing of our common stock, par value of $0.0001 per share (the "Common Stock") on a securities exchange;
•
our ability to successfully implement key acquisitions;
•
our success in retaining or recruiting, or changes required in, our officers, key employees, or directors, including the transition to a new management team in the first half of 2025;
•
our public securities’ potential liquidity and trading;
•
our ability to implement our announced business plan, including diversifying our assets;
•
the fact that we have not achieved commercialization and our ability to achieve commercialization in the future;
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
•
future business plans and growth opportunities;
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
our ability to obtain financing;
•
our ability to meet NYSE American’s continued listing standards;
•
our ability to protect our intellectual property;
•
whether the market embraces our products and investments;
•
whether we achieve commercialization in a timely manner;
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

Frequently Used Terms

Unless otherwise stated in the Financial Statements and accompanying footnotes, or the context otherwise requires, references in this Annual Report to:

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

Overview

During the reporting period, our focus was on developing and delivering high-power, high-brightness blue laser technology with a broad range of high value applications that include welding and 3D printing, which is described in greater detail below. During the second quarter of 2024, we announced that we intend to diversify our asset base by investing in other businesses that include potential synergies with our existing business. In the fourth quarter of 2024, our senior secured lenders provided notice of default with respect to our outstanding secured indebtedness and initiated a foreclosure process with respect to our patent portfolio that served as collateral for our outstanding secured indebtedness (the “Foreclosure”). In the first quarter of 2025, such secured lenders completed the Foreclosure sale and obtained such patents in exchange for extinguishing our outstanding secured indebtedness, while we retained our non-patent intellectual property, including trade secrets and know-how. As a result of the Foreclosure, we are adjusting our laser business to focus on licensing and joint development within specific verticals, as described below. Also in the first quarter of 2025, we announced several acquisitions that are part of our previously announced strategy to diversify our assets and expand our business through acquisition, each of which is described in greater detail below.

Laser Business

Prior to the Foreclosure, Nuburu had approximately 220 granted and pending patents and patent applications globally, which included: blue laser applications such as welding, blue laser technologies, single mode blue laser technology, blue Raman laser technologies, addressable array technologies, and 3D printing using blue lasers. A fundamental physical characteristic is that metals absorb blue laser light better than infrared (“IR”) laser light. In the case of materials such as gold, copper, silver, and aluminum, the advantage of blue laser light is substantial. The better absorption results in substantial improvements in the quality of the part produced, the yield of parts during production and the speed at which the part can be produced. We believe that these characteristics are advantageous to users, whether upgrading existing manufacturing processes or enabling entirely new approaches to manufacturing through the use of blue laser systems.

During the reporting period, we shipped blue laser systems for applications including EV batteries, medical device production, large screen displays, and cell phone components. Following the Foreclosure, we anticipate licensing certain intellectual property, as well as using retained intellectual property primarily for purposes of product development specific to the defense industry.

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

Key Trends

Over time, manufacturing operations have begun to integrate lasers into material processing applications. In addition to such long-standing trends of manufacturing ecosystems in converting to superior production technologies, there are two global macro trends that we believe will serve as powerful tailwinds driving growth in the market for laser systems, including (i) energy de-carbonization and electrification and (ii) supply chain improvements and manufacturing reshoring. Nuburu believes both of these trends will serve as drivers to the attractiveness and adoption of blue laser products.

With respect to the trend of energy de-carbonization and electrification, many nations with large economies have announced and begun implementing, in varying degrees, energy policies directed at decreasing carbon emissions. The paths to executing these policies include increasing the electrification of certain modes of transportation. We expect to benefit from this trend, as key applications of laser technology are included in these policies.

There is also a global trend towards making supply chain improvements and reshoring manufacturing to domestic production. The COVID-19 pandemic, and the related widespread lockdowns, combined with global military actions, exposed vulnerabilities and weaknesses in global supply chains across an array of products. This has led companies and governments to reconsider their existing supply chains and has led to an uptick in business planning and policy-making that aims to relocate the manufacturing of key components and sub-assembly lines within domestic markets, closer to downstream assembly and manufacturing plants. Laser products offer meaningful solutions to this trend, as such technology can help provide the means to cost effectively produce parts on demand.

Key Advantages

Blue industrial laser provides the following key advantages:

•
High energy process efficiency due to the high absorption of the blue laser light;
•
Higher speed because there is no need for pre-heating;
•
Greater part strength due to minimal voids;
•
Lower electrical resistance due to minimal voids;
•
Superior part quality due to lack of ejected material during the welding process; and
•
Smaller part size as the blue laser can be focused on a tighter spot size.

Legacy Products

In 2017, Nuburu launched the world’s first commercially available high-power blue industrial laser, the Nuburu AO-150. This laser demonstrated the ability to weld the thin foils used in lithium-ion batteries.

In 2018, Nuburu launched the higher power AO-500 and additional supporting hardware, extending the range of applications for the blue industrial laser. A single blue industrial laser can perform multiple welds with straightforward adjustments of laser power and other parameters. This provides the direct advantage of high-quality connections produced at high speeds, and the indirect advantages associated with reduced production line footprint, and decreased maintenance and training costs.

In 2019, Nuburu was able to integrate the next generation of laser diodes into the AO-150 and AO-500 products producing 200 Watt and 650 Watts respectively, which enabled us to introduce the AO-200 and the AO-650.

Subsequently, an entirely new product design approach was adopted, focused on providing higher brightness and rapid scalability to multi-kilowatt (“kW”) power levels. This is the BLTMseries laser, where the beam quality has been improved by a factor of 3x and the output power of the base model has been upgraded to 250 Watts. Nuburu announced the commercial launch of the first laser in the NUBURU BLTM Series, the BL-250, in January 2023. BL-250 can serve as the base building block for additional products. For example, combining four BL-250 modules into a single laser system would allow for a product with over 1,000 Watts of continuous power.

In light of the Foreclosure, we are adapting our research and development to focus on strategic licensing and applications in the defense (including defense-related vehicles) space.

Manufacturing and Supply

Nuburu is located in Centennial, Colorado and previously conducted manufacturing operations at such location. Following the Foreclosure, it is anticipated that manufacturing operations will be discontinued and we will instead focus on licensing and joint development of our intellectual property, as well as outsourced production. We anticipate continuing existing underlying manufacturing and supply arrangements with respect to our recently announced agreements to acquire controlling interests in certain target entities.

Research and Development

Research

During the reporting period, we conducted research and development efforts on our laser technology for new products at our headquarters in Colorado. We anticipate coordinating future research and development through our partnerships and key subsidiaries.

Product Development

During the reporting period, Nuburu’s product development activities were focused on the BLTM product line, which consisted of a high brightness 250-Watt laser system. Nuburu focused on developing laser modules that are intended to be scalable. This modularity means that the system output power can be rapidly scaled from today’s single module system to a system that would encompass 16 modules and produce over 4-5kW of laser power. Nuburu designed all of the mechanical components and electronic components with system scalability in mind. This modular design approach means that the next generation of higher power products that are needed to address a broad market need can be rapidly and efficiently developed. Following the Foreclosure, Nuburu will shift its focus to laser applications specific to defense industry applications.

Competition

The laser system industry in which we have operated historically has significant price and technological competition. Mature competitors include Coherent, Inc., nLight, Inc., IPG Photonics Corporation, Laserline GmbH, Lumentum Holdings Inc., Raycus Fiber Laser Technologies Co., Ltd. and Trumpf SE + Co. KG, which are well established and have longer operating histories, significantly greater financial and operational resources, and name recognition, which we do not have. Development-stage competitors include TeraDiode Inc. and others. A number of these competitors are seeking to improve conventional IR lasers or to develop new laser technologies, including blue laser technology. Competition includes not only companies providing conventional lasers, but also companies offering non-laser solutions. Examples of current technologies used or expected to be used as alternatives to conventional lasers include:

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

Infrared Fiber Ring Lasers: Another way to improve the absorption of infrared wavelength into reflective material is to increase the temperature of the material prior to welding. A specially developed custom fiber laser or processing head is used to produce a ring of laser light around the main processing beam. This enables pre-heating of the metal before the processing beam. This is still a keyhole process but with some reduction in the heat input. However, this method also produces spatter in the melt area and voids in the weld. This approach also increases the cost of the equipment, as additional power is required. In some cases, two lasers are used, which further increases costs. The resulting process relies on a very precise balance of power in the ring and core and can be difficult to maintain in a production environment. While the ring output approach can show acceptable results in thicker sections it still struggles in foil welding and fine feature applications.

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

Government Regulation and Compliance

The products sold during the reporting period are subject to regulations governing their safe operation. The lasers we produced are listed as Class IV lasers according to the U.S. Food and Drug Administration’s Center for Disease and Radiological Health (“CDRH”) and must meet all government guidelines for safe operation. Each laser system design must be registered with the CDRH prior to its release to the marketplace. Nuburu lasers also receive the CE mark (signaling that we have checked that our products meet applicable EU safety, health and environmental requirements) once they pass all of the CE certification testing on safety and radiofrequency emissions. This mark is required by most foreign countries.

Nuburu is also subject to the export regulations of the U.S. Department of Commerce, Bureau of Industry and Security (“BIS”). We worked with BIS to classify the suite of products sold during the reporting period, and new products would be classified prior to being released. Nuburu also has established an export manual that clearly articulates our policies and procedures used to confirm that we are in compliance with applicable U.S. export regulations. All of our employees and distributors worldwide are required to confirm that they will adhere to these policies. Nuburu expects to update its policy and export manual from time to time to reflect any changes required by new export controls or developments in best practices.

Sales and Marketing

Given the size, complexity and value of our technology, products and services, our sales to date have come from long-term discussions between our management team and customers. Based on our experiences, approximate adoption timelines from first contact to first purchase order to range up to 18-24 months and require sales and marketing personnel with significant training and expertise. We anticipate significant changes to our sales and marketing programs in the future to align with our licensing and joint development strategy, along with our onboarding of key acquisitions.

Employees and Human Capital

As of March 31, 2025, Nuburu had 8 full-time employees. We view our human capital investments as crucial for our success; however, we have had to implement furloughs of employees during the year ended December 31, 2024 due to lack of funding as described in greater detail below. None of our employees are either represented by a labor union or subject to a collective bargaining agreement. We anticipate that in order to reach our strategic objectives, we will be required to recruit and retain additional management, human resources, accounting, finance, technical, engineering and sales personnel.

Recent Developments

Liquidity Constraints and Outstanding Obligations

We have not yet achieved commercialization and expect continued losses until we can do so. We must rely on capital from investors to support operations. From inception through December 31, 2024, have incurred operating losses and negative cash flows from operating activities. For the year ended December 31, 2024, we incurred operating losses, including net losses of $34,515,754, and we had an accumulated deficit of $131,806,605 as of December 31, 2024. We anticipate that we will incur net losses for the foreseeable future and, even if we generate revenue, there is no guarantee that we will ever become profitable. Unless we are able to implement our Transformation Plan described below, these factors raise substantial doubt about our ability to continue as a going concern.

During 2024, management negotiated several funding agreements with multiple financing parties. Certain of these investors never fully performed their obligations under such agreements. As a result, we have not yet received the funding necessary to maintain operations. Given the lack of funding, management initiated measures designed to reduce costs, which included implementing a furlough of employees during the last two quarters of 2024. This significantly impacted commercialization and operations. In response to the furloughs and financing challenges, several employees resigned entirely. If we are unable to obtain additional financing through investments or strategic transactions, or otherwise implement our Transformation Plan, we will not be able to sustain operations and will need to consider alternatives, which could include a sale, liquidation, or dissolution of the business.

On March 5, 2025, Nuburu’s secured lenders concluded the previously disclosed Foreclosure sale, which resulted in the transfer of Nuburu’s patent portfolio to an affiliate of the senior secured lenders in exchange for a full discharge and extinguishment of Nuburu’s junior and senior secured notes. All of our long-term, secured indebtedness has now been eliminated through a combination of our conversion of outstanding indebtedness over the course of the last year and the discharge and extinguishment of debt resulting from the lender’s collateral sale.

Our remaining outstanding obligations include overdue payables incurred in the ordinary course, as well as our redemption obligations with respect to the outstanding Series A Preferred Stock, which will become payable at such time as we have funds legally available to pay such amounts.

2025 Funding Agreements

On January 13, 2025, we entered into a letter agreement with S.F.E. Equity Investments SARL (“SFE EI”), pursuant to which SFE EI agreed to engage in efforts and commit capital to finance our operations for the next twelve months pursuant to a business plan focused on building a stable foundation for the future business (the “Transformation Plan”). In connection with the Transformation Plan, the Company agreed to certain governance changes.

On January 14, 2025, we entered into a settlement (the “Settlement”) and mutual release agreement with Liqueous LP (“Liqueous”) pursuant to which the parties provided an immediate mutual release of claims and obligations and Liqueous agreed to provide us with (i) payments for an aggregate of $1,000,000 in three installments, and (ii) a payment of $500,000 at such time as the parties are able to negotiate the amendment of the terms of outstanding pre-funded warrants held by Liqueous to reflect current market price. Following the Settlement with Liqueous, as amended, the ELOC provided for under the Master Agreement with Liqueous will not be implemented and no additional equity will be sold to Liqueous, other than as set forth in the Settlement, as amended.

On February 17, 2025, the Company entered into an amendment ("the Amendment") to the Settlement with Liqueous, pursuant to which the parties agreed to (i) settle the Promissory Note, described further in Note 8 to the consolidated financial statements, through the issuance of 6,406,225 pre-funded warrants exercisable into common stock (the "February 2025 Pre-Funded Warrants"), (ii) modify certain outstanding Pre-Funded Warrants issued in connection with the Program, described further in Note 10 to the consolidated financial statements, resulting in 3,647,416 pre-funded warrants (the "Modified Pre-Funded Warrants"), together with the February 2025 Pre-Funded Warrants, (the "2025 Warrants") exercisable into common stock outstanding following the transaction and (iii) modify the remaining outstanding Pre-Funded Warrants issued in connection with the Program and concurrently issue 9,360,888 common shares of the Company as consideration for the settlement of such Pre-Funded Warrants. The exercise price for the 2025 Pre-Funded Warrants is substantially paid by the purchaser and, as a result, such warrants may be exercised into common stock in the future with a nominal exercise price payment. The Modified Pre-Funded Warrants and February 2025 Pre-Funded Warrants are exercisable anytime through September 2029 and February 2030, respectively. As of April 15, 2025, the Modified Pre-Funded Warrants, February 2025 Pre-Funded Warrants and common shares of the Company required to be issued in connection with the Amendment of the Settlement were not yet issued by the Company.

Acquisition Plan

TCEI Acquisition

On February 19, 2025, we entered into a commitment letter with Trumar Capital LLC to acquire through the acquisition of interests in TCEI S.a.r.l., a subsidiary formed to facilitate the transaction (“TCEI”): (i) a controlling interest in a defense-tech company that specializes in the design, production, and outfitting of a diverse range of vehicles, including industrial and military applications, as well as electronic devices for defense and security, advanced telecommunications, and tracking systems; and (ii) a controlling interest in a software as a service ("SaaS") startup focused on operational resilience. Nuburu’s Executive Chairperson owns a controlling interest in the SaaS startup, and as a result, the proposed investment will be negotiated by, and authorized only with approval from, the independent board members, and will be subject to stockholder approval.

The defense-tech company's focus is on integrating its two business units: electronics and vehicles. It boasts over 30 years of experience in jamming and telecommunications, as well as the capability to produce a fully finished specialty vehicle, from design/engineering to physical realization (including both mechanical and electronic components). The ability to create tailor-made solutions based on the customer's needs is the defense-tech company's competitive advantage. Its products include (i) special vehicles for the defense industry, oil and mining industry, public transportation, electric minibus, Armored SUVs/vehicles, transformations on commercial vehicles, and lightweight fittings and (ii) RF / Counter IED (Improvised Explosive Devices) / Counter UAV-UAS (Unmanned Aircraft Systems) Jammers, system integrations, and CBRN (Chemical, biological, radiological, and nuclear defense) systems. It currently has approximately 155 employees around the globe.

The SAAS company focuses on an award-winning proprietary software platform and Operational Resilience (“OR”), which helps customers navigate an increasingly complex regulatory landscape and maintain a secure and stable operating environment, while improving compliance with applicable regulations and standards, and reducing the risk of business disruptions. The platform is a cloud-based SaaS solution that offers a suite of modules and features enabling businesses to achieve OR more efficiently and effectively. By leveraging the cloud, the platform is able to offer flexibility, scalability, and easy access for businesses of all sizes, sectors and geographies. The SAAS company has over 1,000 daily users from 19 customers of the platform, principally in the financial services sector, including banks, insurance providers, public administrators and telecommunications companies across Europe, the Middle East and South America. It currently has approximately 20 employees.

The anticipated investments will occur in stages. The first stage, which has been completed, involved the purchase of a 20% ownership interest in TCEI for an aggregate price of $1.5 million in cash plus $23.5 million in notes. Such notes carry a five-year maturity, a 10% annual interest rate, and a three-month grace period, followed by a monthly payment structure, and are cancellable if the full transaction does not close. The $1.5 million cash portion of the purchase price was provided by Indigo Capital LLC, to whom Nuburu issued a promissory note with a face amount of $1,578,495, maturity date of March 1, 2026, and conversion price equal to a 20% discount to the lowest VWAP during the 5 days prior to the conversion date.

The second stage, which will require both stockholder and regulatory approval, will involve the investment in additional ownership interests, resulting in Nuburu (i) having a controlling interest in the target entities and (ii) issuing Common Stock in excess of 19.9% of its outstanding Common Stock as part of the purchase price. Nuburu would also receive rights to appoint directors for each target entity, consistent with its percentage of ownership in each entity.

We also agreed to issue 6,086,957 shares of common stock to SFE EI as consideration for SFE EI escrowing approximately $4.2 million in assets for purposes of guaranteeing our performance obligations in connection with the TCEI acquisition. Issuances to SFE EI may not exceed 19.9% of the outstanding Common Stock until approved by stockholders.

Consummation of the full TCEI acquisition is subject to continued due diligence, receipt of an acceptable valuation from a third-party valuation firm, regulatory approvals, and stockholder consent.

On March 31, 2025, we also entered into a Joint Pursuit Agreement with the defense-tech company to allow both parties to jointly develop and market certain defense-related vehicles and services in advance of closing the full TCEI acquisition.

SYME Strategic Investment

On March 14, 2025, we entered into an up to $5.15 million in aggregate convertible facility with Supply@ME Capital Plc (“SYME”), a fintech platform focused on Inventory Monetisation© solutions for manufacturing and trading companies. This investment in SYME is anticipated to be funded by SFE EI (in exchange for approximately $3 million of convertible notes issued by Nuburu to SFE EI), and upon conversion is expected to result in Nuburu holding a controlling interest in SYME. Following approval by SYME stockholders, the Financial Conduct Authority, and The Panel on Takeovers and Mergers (collectively, the “Approvals”), we may convert amounts outstanding under the facility into ordinary shares of SYME at a fixed conversion rate of £0.00003 per ordinary share, with conversion shares accompanied by a warrant to acquire one additional ordinary share of SYME for every two ordinary shares of SYME issued on any conversion, with an exercise price of £0.000039, as well as the ability to exercise on a cashless basis. The Company’s Executive Chairman is the founder and current Chief Executive Officer of SYME, and as a result, the proposed investment was negotiated and approved by the independent board members.

SYME and its operating subsidiaries provide its platform for use by manufacturing and trading companies to access inventory trade solutions, enabling their businesses to generate cashflow, through a non-credit arrangement and without incurring debt. This is achieved by their existing eligible inventory being added to the platform and then monetised through purchases by third-party inventory funders. The inventory to be monetised can include warehoused goods waiting to be sold to end-customers or goods that are part of a typical import/export transaction. As of September 20, 2024, SYME had a pipeline of approximately £391.0m and approximately 15 employees.

Future Acquisitions

If we are able to resolve our outstanding obligations and obtain acquisition funding, we plan to continue to acquire controlling interests in strategic targets in the future, with a goal of returning value to our stockholders through receipt of distributions from our controlled subsidiaries and the eventual sale or spin-off of such subsidiaries.

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

Our financial statements as of and for the year ended December 31, 2024 included elsewhere in this Annual Report on Form 10-K have been prepared assuming we will continue as a going concern. If we are unable to generate sufficient cash flow to sustain our operations or raise additional capital in the form of debt or equity financing, this could affect our ability to continue as a going concern in the future. Since its inception in 2015, Nuburu has incurred significant net losses and has used significant cash in its business. As of December 31, 2024, Nuburu had an accumulated deficit of approximately $131.8 million, and for the year ended December 31, 2024, Nuburu had a net loss of approximately $34.5 million. We anticipate that we will incur net losses for the foreseeable future and, even if we increase our revenues, there is no guarantee that we will ever become profitable. Our ability to achieve profitability in the future will depend on a number of factors, many of which are beyond our control.

Even if we do achieve profitability, we may be unable to sustain or increase our profitability in the long term. Our business may be disrupted at any time due to numerous factors outside of our control, including changes in the general macroeconomic outlook, local and regional volatility, global trade disputes, political instability, expropriation or nationalization of property, public health emergencies, and related government policies and restrictions designed to mitigate the effects of such emergencies, civil strife, strikes, insurrections, acts of terrorism, hostilities or the perception that hostilities may be imminent, military conflict, acts of war, including sanctions or other restrictive actions, by the United States or other countries, and natural disasters.

We will require additional capital to finance our operations and implement our business plan and strategy and if we are unable to raise such capital when needed, or on acceptable terms, that could have a material adverse effect on our ability to meet our financial obligations and support continued growth and development.

Consummating and implementing strategic acquisitions and commercializing products and services will require a significant amount of capital. As a result, we expect for some time to continue to incur substantial operating expenses without generating sufficient revenues to cover expenditures. In addition, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

We may obtain funding through public or private equity offerings, private investment in public equity ("PIPE"), offerings, debt financings, joint ventures, partnerships, collaborations, and licensing arrangements, through obtaining credit from financial institutions or other sources. If we raise additional funds through future issuances of equity or convertible debt securities, our then existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our Common Stock. If we raise additional funds through issuances of debt, we may be subject to restrictions on our operating activities. However, if we are unable to raise capital when needed or on acceptable terms, that could have a material adverse effect on our continued growth and development and/or we may be forced to cease operations. In addition, if adequate capital is not available to us, it may create substantial doubt among third parties, including suppliers and potential customers. Such doubt could adversely impact our business, reputation, prospects, and our financial statements. The report from our auditors for our financial statements for the year ended December 31, 2024 included a qualification expressing substantial doubt about our ability to continue as a going concern. The inclusion of a going concern qualification could materially limit our ability to raise additional funds through the issuance of equity or debt securities or otherwise.

To achieve our growth objectives, our management will rely on a rapid succession of strategic acquisitions, investments and procurement arrangements, the pace and scope of which may have the potential to adversely affect the day-to-day operation of our business, and our cash flows, financial condition and results of operations.

We are aggressively pursuing our growth strategy through a series of acquisitions, investments and procurement arrangements. For a company of our size and resources, the rapid pace and volume of deal-making activity may create risks and uncertainties that can have a material adverse effect on the daily conduct of our business, and negatively impact our cash flows, financial condition and results of operations. For example, we are exposed to the risk that the day-to-day management, oversight, and operation of our business and our financial results may be adversely affected by:

•
the time and attention spent by our senior management and leadership in the identification and evaluation of prospective strategic initiatives, and the negotiation, funding and closing of those we choose to pursue;
•
the time, attention and resources diverted to the integration of acquired businesses;
•
the need to secure funding for new acquisitions and strategic investments or transactions;

•
the exposure to successor liabilities not sufficiently identified, quantified or understood prior to the closing of a strategic transaction;
•
the financial needs and management and operational improvements that may be necessary with respect to targets that are start-ups or emerging growth investments; and
•
the potential loss of valuable existing employees or customers as a result of our entering into a strategic transaction with a counterparty with whom they may not wish to continue in an employment or commercial relationship.

We have incurred and may continue to incur substantial indebtedness to finance acquisitions. We have also issued equity and may issue additional equity, or convertible securities in connection with such acquisitions. Debt service requirements could represent a significant burden on our results of operations and financial condition, and the issuance of additional equity or convertible securities could be dilutive to our existing stockholders.

Our growth objectives require substantial capital that we may be unable to obtain, or may only obtain at a cost or under terms that adversely affect our cash flows, financial condition and results of operations.

In the event that our acquisitions or capital expenditure requirements are greater than the amounts then available to us, we may not be able to obtain funding from such alternative sources of capital, and may be required to curtail or eliminate contemplated activities. Even if we can obtain capital from alternative sources, the terms of such fundings may not be favorable to us. In particular, the terms of any debt financing may include covenants that significantly restrict our operations. Our inability to grow as planned may reduce our chances of maintaining and improving profitability.

We may have difficulty managing growth in our business, which could adversely affect our financial condition and results of operations.

Growth in accordance with our business strategy, if achieved, could place a significant strain on our financial, operational and management resources. As we expand the scope of our activities and our geographic coverage through both organic growth and acquisitions, there will be additional demands on our financial, legal, accounting, technical, operational and management resources. The failure to continue to upgrade our technical, administrative, operating and financial control systems or the occurrence of unexpected expansion difficulties, including the failure to recruit and retain experienced managers and other professionals, could have a material adverse effect on our business, liquidity positions, financial condition, results of operations and prospects and our ability to successfully or timely execute our business strategy.

We may experience difficulties in integrating acquired assets into our business and in realizing the expected benefits of an acquisition.

The success of an acquisition, if achieved, will depend in part on our ability to realize anticipated business opportunities and benefits from combining the acquired assets with our business in an effective and efficient manner. The integration process could take longer than anticipated and could result in the loss of key employees, the disruption of each company’s ongoing businesses, tax costs or inefficiencies or inconsistencies in standards, controls, information technology systems, procedures and policies, any of which could adversely affect our ability to maintain relationships with customers, employees or third parties or our ability to achieve the anticipated benefits, and could harm our financial performance. If we are unable to successfully or timely integrate acquired assets with our business, we may incur unanticipated liabilities and be unable to realize the anticipated benefits, and our business, results of operations and financial condition could be materially and adversely affected.

Antitrust and other legal challenges

We may face antitrust and other legal challenges when acquiring controlling interests in other businesses, which could negatively impact our ability to close acquisition transactions. Antitrust enforcement is currently a priority of the Federal Trade Commission, the Department of Justice and many state agencies. The increasingly challenging antitrust enforcement environment and other regulatory review or approval processes could significantly delay or even prevent our ability to acquire controlling interests in other businesses and increase our acquisition costs, which could adversely affect our overall growth strategy.

Our limited operating history make evaluating our business, the risks and challenges we may face and our future prospects difficult.

From our inception in 2015 to the present, we have focused principally on developing our blue laser systems. As a result, we have a limited history operating our business, and therefore a limited history upon which you can base an investment decision.. If actual results differ from our estimates or we adjust our estimates in future periods, our operating results and financial position could be materially and adversely affected. You should consider our prospects in light of the risks and uncertainties emerging companies encounter when introducing new technologies into a competitive landscape.

Our products and services involve a lengthy sales and installation cycle, and if we fail to close sales on a regular and timely basis it could harm our business. The long sales cycles for our products may cause us to incur significant expenses without offsetting revenues.

In order to make a sale, we must typically provide a significant level of education to prospective customers regarding the use and benefits of our products and our technology. The period between initial discussions with a potential customer and the sale of our product typically depends on a number of factors, including the potential customer’s attitude towards innovative products, the potential customer’s budget and whether the potential customer requires financing arrangements. Prospective customers often undertake a significant evaluation process, which may further extend the sales cycle. While our customers are evaluating our products we may incur substantial sales, marketing and research and development expenses in exploring and demonstrating the suitability of our products to a customer’s needs. Once a customer makes a formal decision to purchase our product, the fulfillment of the sales order by us requires a substantial amount of time. This lengthy sales and installation cycle is subject to a number of significant risks over which we have little or no control. Because of both the long sales and installation cycles, we may expend significant resources on attracting prospective customers without having certainty of generating sales.

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

We anticipate that we will derive a portion of our revenue from government entities, and significant changes in the contracting or fiscal policies of such government entities could have an adverse effect on our business and operating results.

The growth of our business may be impacted by our partnerships with government entities and on our successful procurement of additional government contracts. However, demand is often unpredictable from government entities, and there can be no assurance that we will be able to generate revenue from the public sector. Factors that could impede our ability to generate revenue from government contracts, include, but are not limited to:

•
public sector budgetary cycles and funding authorizations;
•
changes in fiscal or contracting policies;
•
decreases in available government funding;
•
changes in government programs or applicable requirements; and
•
potential delays or changes in the government appropriations or other funding authorization processes.

We are highly dependent on key executives and if we are unable to attract and retain key employees and hire qualified management, technical, engineering, and sales personnel, our ability to compete and successfully grow our business could suffer.

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
•
adverse developments in relationships with any partners, including termination of any partnerships or changes in our partners’ timetables and business plans, which could hinder our development efforts; and
•
whether we can manage relationships with key suppliers and the availability of the raw materials and components we need;

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

We will require significant capital to develop products and expect to incur significant expenses, including, but not limited to, those relating to research and development, procurement of raw materials and components, capital spending, leases, sales and distribution as we build our brand and market our products and services, and general and administrative costs as we scale our operations. If we are unable to efficiently design, appropriately price, and cost-effectively produce, sell and distribute our products and services, our anticipated margins, profitability and prospects would be materially and adversely affected.

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

As we expand our business we may seek to partner with customers, suppliers and other partners around the world. Managing further international expansion will require additional resources and controls. Any expansion internationally could subject our business to risks associated with international operations, including:

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
•
changes in regulations that would prevent us from doing business in specified countries; and
•
regional economic and political conditions

We use novel technologies to produce blue wavelength lasers, and potential customers may be hesitant to make a significant investment in our technology or switch from the technology they are currently using.

We use novel technologies that are deployed in a novel way and will compete with currently existing technologies, such as infrared fiber lasers. Even if our products are superior to existing lasers, potential customers may choose products from our competitors that are based on existing technologies, such as infrared fiber laser technology, due to wider market acceptance and familiarity with such technologies. Moreover, given the limited history of our technology, potential customers may be hesitant to make a significant investment in our products. If our technology does not achieve market acceptance then our business and results of operations would be materially adversely affected.

Our market is characterized by rapid technological changes demanding a significant investment in research and development, and, if we fail to address changing market conditions, our business and operating results will be harmed.

Our market is subject to rapid innovation and technological change. While we intend to invest substantial resources to remain on the forefront of technological development, continuing advances in technology, changes in customer requirements and preferences and the emergence of new standards, regulations and certifications could adversely affect adoption of our products either generally or for particular applications. Our ability to compete depends, in large part, on our success in developing and introducing our products in a timely fashion, in improving our existing products and technology and finding new applications for our technology. We believe that we must continuously enhance and expand the functionality and features of our products and technologies in order to remain competitive. However, we may not be able to develop cost-effective new products and technologies that address the increasingly complex needs of prospective customers.

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

We expect to do business throughout the world. Doing business on a global basis requires us to comply with anti-corruption laws and regulations imposed by governments around the world with jurisdiction over our operations, including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act 2010, as well as the laws of the countries where we do business. We are also subject to various trade restrictions, including trade and economic sanctions and export controls, imposed by governments around the world with jurisdiction over our operations. For example, in accordance with trade sanctions administered by the Office of Foreign Assets Control and the U.S. Department of Commerce, we are subject to limitations on or are prohibited from engaging in transactions involving certain persons and certain designated countries or territories, including Belarus, Cuba, Iran, Syria, North Korea, Russia, and certain occupied territories in Ukraine. In addition, our products are subject to export regulations that can involve significant compliance time and may add additional overhead cost to our products. In recent years the U.S. government has had a renewed focus on export matters. For example, the Export Control Reform Act of 2018 and regulatory guidance have imposed additional controls, and may result in the imposition of further additional controls, on the export of certain “emerging and foundational technologies.” Our current and future products may be subject to these heightened regulations, which could increase our compliance costs.

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

Our commercial success will depend in part on our success in obtaining and maintaining trademarks and other intellectual property rights in the United States and elsewhere and protecting our proprietary technology. If we do not adequately protect our intellectual property and proprietary technology, competitors may be able to use our technologies we have acquired in the marketplace and erode or negate any competitive advantage we may have, which could harm our business and ability to achieve profitability.

Our intellectual property is critical to our business and although we have taken many measures to protect our trade secrets, including agreements, limited access, segregation of knowledge, password protections, and other measures, policing unauthorized use of proprietary technology can be difficult and expensive. Also, litigation may be necessary to enforce our intellectual property rights, protect our trade secrets, or determine the validity and scope of the proprietary rights of others. Such litigation may result in our intellectual property rights being challenged, limited in scope, or declared invalid or unenforceable. We cannot be certain that the outcome of any litigation will be in our favor, and an adverse determination in any such litigation could impair our intellectual property rights and may harm our business, prospects and reputation.

We have already and expect to continue to incur substantial expense and costs in protecting, enforcing and defending our intellectual property rights against third parties. Future litigation relating to protecting our rights could be time consuming and expensive. We rely primarily on copyright, patent, trade secret, and trademark laws, and non-disclosure, confidentiality, and other types of contractual restrictions to establish, maintain, and enforce our intellectual property and proprietary rights. However, our rights under these laws and agreements afford us only limited protection and the actions we take to establish, maintain, and enforce our intellectual property rights may not be adequate. For example, our trade secrets and other confidential information could be disclosed in an unauthorized manner to third parties, our owned or licensed intellectual property rights could be challenged, invalidated, circumvented, infringed, or misappropriated or our intellectual property rights may not be sufficient to provide us with a competitive advantage, any of which could have a material adverse effect on our business, financial condition, or operating results. In addition, the laws of some countries do not protect proprietary rights as fully as do the laws of the United States or may even formally or tacitly encourage the piracy of foreign intellectual property. As a result, we may not be able to protect our proprietary rights adequately abroad.

We rely, in part, on our ability to obtain, maintain, expand, enforce, and defend the scope of our intellectual property portfolio or other proprietary rights, including the amount and timing of any payments we may be required to make in connection with the licensing, filing, defense, and enforcement of intellectual property rights. The process of applying for and obtaining a patent is expensive, time-consuming, and complex, and we may not be able to file, prosecute, maintain, enforce, or license all necessary or desirable patent applications at a reasonable cost, in a timely manner, or in all jurisdictions where protection may be commercially advantageous, or we may not be able to protect our proprietary rights at all. We may not be successful in protecting our proprietary rights, and unauthorized parties may be able to obtain and use information that we regard as proprietary.

Though an issued patent is presumed valid and enforceable, its issuance is not conclusive as to its validity or its enforceability and future patents may not provide us with adequate proprietary protection or competitive advantages against competitors with similar products. Patents, if issued, may be challenged, deemed unenforceable, invalidated, or circumvented. Proceedings challenging patents could result in either loss of the patent, or denial or the patent application or loss or reduction in the scope of one or more of the claims of the patent or patent application. In addition, such proceedings may be costly. Thus, any patents that we may own may not provide any protection against competitors. Furthermore, an adverse decision may result in a third party receiving a patent right sought by us, which in turn could affect our ability to commercialize our products.

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

In addition, proceedings to enforce or defend our patents could put our patents at risk of being invalidated, held unenforceable or interpreted narrowly. Such proceedings could also provoke third parties to assert claims against us, including that some or all of the claims in one or more of our patents are invalid or otherwise unenforceable. If any of our patents covering our products are invalidated or found unenforceable, or if a court found that valid, enforceable patents held by third parties covered one or more of our products, our competitive position could be harmed or we could be required to incur significant expenses to enforce or defend our rights. The degree of future protection for our proprietary rights is uncertain.

Our secured lenders obtained our existing patent portfolio in connection with the Foreclosure sale. While we retain our trademarks, trade secrets, know-how, and other intellectual property rights, we may have to initiate legal action in order to clearly establish ownership rights with respect to such intellectual property. Further, the former secured lenders may sue us for infringement if they believe our continued participation in the laser industry is in violation of the patents they acquired through the Foreclosure.

We may be subject to third-party claims of infringement, misappropriation or other violations of intellectual property rights, or other claims challenging our agreements related to intellectual property, which may be time consuming and costly to defend, and could result in substantial liability.

Companies, organizations, or individuals, including our competitors and former secured lenders, may hold or obtain patents, trademarks, or other proprietary rights that they may in the future allege are infringed by our products or services. These companies holding patents or other intellectual property rights allegedly relating to our technologies could, in the future, make claims or bring suits alleging infringement, misappropriation, or other violations of such rights, or otherwise assert their rights and by seeking royalties, lost profits, treble damages, attorney fees and injunctions. If a claim is successfully brought in the future and we or our products are determined to have infringed, misappropriated, or otherwise violated a third party’s intellectual property rights, we may be required to do one or more of the following:

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

Many of our employees and consultants were previously employed at or engaged by other technology-based companies, including our competitors or potential competitors. Some of these employees, consultants and contractors, may have executed proprietary rights, non-disclosure and non-competition agreements in connection with such previous employment. Our efforts to ensure that our employees and consultants do not use the intellectual property, proprietary information, know how or trade secrets of others in their work for us may not be successful, and we may be subject to claims that we or these individuals have, inadvertently or otherwise, misappropriated the intellectual property or disclosed the alleged trade secrets or other proprietary information, of these former employers or competitors.

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

We rely on protection of trade secrets, know-how and other proprietary information that is not patentable or that we elect not to patent. However, trade secrets can be difficult to protect and some courts are less willing or unwilling to protect trade secrets. To maintain the confidentiality of our trade secrets and proprietary information, we rely heavily on confidentiality provisions that we have in contracts with our employees, consultants, collaborators and others upon the commencement of their relationship with us. We cannot guarantee that we have entered into such agreements with each party that may have or have had access to our trade secrets or proprietary technology and processes. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by such third parties, despite the existence generally of these confidentiality restrictions. These contracts may not provide meaningful protection for our trade secrets, know-how, or other proprietary information in the event the unwanted use is outside the scope of the provisions of the contracts or in the event of any unauthorized use, misappropriation, or disclosure of such trade secrets, know-how, or other proprietary information. There can be no assurance that such third parties will not breach their agreements with us, that we will have adequate remedies for any breach, or that our trade secrets will not otherwise become known or independently developed by competitors. The protections we place on our intellectual property or other proprietary rights may not be sufficient. Monitoring unauthorized use and disclosure of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property or other proprietary rights will be adequate. In addition, the laws of many foreign countries will not protect our intellectual property or other proprietary rights to the same extent as the laws of the United States. Consequently, we may be unable to prevent our proprietary technology from being exploited abroad, which could affect our ability to expand to international markets or require costly efforts to protect our technology. To the extent our intellectual property or other proprietary information protection is incomplete, we are exposed to a greater risk of direct competition. A third party could, without authorization, copy or otherwise obtain and use our products or technology, or develop similar technology. Our competitors could purchase our products and attempt to replicate some or all of the competitive advantages we derive from our development efforts or design around our protected technology. Our failure to secure, protect and enforce our intellectual property rights could substantially harm the value of our products, brand and business. The theft or unauthorized use or publication of our trade secrets and other confidential business information could reduce the differentiation of our products and harm our business, the value of our investment in development or business acquisitions could be reduced and third parties might make claims against us related to losses of their confidential or proprietary information. Any of the foregoing could materially and adversely affect our business, financial condition and results of operations.

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

Computer malware, viruses, physical or electronic break-ins, and similar disruptions and security breaches or incidents could lead to interruption and delays in our services and operations and loss, misuse or theft of data, financial information, and Company funds. Computer malware, viruses, ransomware and other malicious code, and hacking and phishing attacks have become more prevalent and may occur on our systems in the future. Threats to and vulnerabilities in our systems and infrastructure and those of our third-party service providers may result from human error, fraud, or malice on the part of our employees or third-party service providers or by malicious third parties, including state-sponsored organizations with significant financial and technological resources, or from accidental technological failure. Attempts by cyber attackers or others to disrupt our services or systems or those of our third-party service providers, as well as employee or service provider error or malfeasance, technical failures, or other causes of security breaches and incidents could harm our business, result in a loss of intellectual property, result in claims, demands, and litigation by private parties, investigations and other proceedings by regulatory authorities, fines, penalties, and other liabilities, introduce liability to data subjects, result in the misappropriation of funds, be expensive to remedy and damage our reputation or brand. Efforts to prevent cyber attackers from entering and disrupting computer systems are expensive to implement, and we may not be able to cause the implementation or enforcement of such preventions with respect to our third-party service providers. Despite the security measures that we and our service providers utilize, our infrastructure and that of our service providers may be vulnerable to physical break-ins, ransomware, computer viruses, other malicious code attacks by hackers, phishing attacks, social engineering, or similar disruptive problems. Though it is difficult to determine what, if any, harm may directly result from any specific interruption, attack or other security breach or incident, any failure to maintain performance, reliability, security and availability of systems and technical infrastructure may, in addition to other losses and liabilities, harm our reputation, brand and ability to attract customers.

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

Risks Relating to Being a Public Company

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

Our executive officers have limited experience in the management of a publicly traded company. Our management team may not be successful or effective in managing a public company that is subject to significant regulatory oversight and reporting obligations under federal securities laws. We may not have adequate personnel with the appropriate level of knowledge, experience, and training in the accounting policies, practices, or internal controls over financial reporting required of public companies in the United States. The development and implementation of the standards and controls necessary for us to achieve the level of accounting standards required of a public company in the United States may require costs greater than expected. It is possible that we will be required to expand our employee base and hire additional employees to support our operations as a public company, which will increase our operating costs in future periods.

The redemption of our Preferred Stock may require a significant amount of cash and may result in adverse tax consequences.

Pursuant to the Certificate of Designations, on January 31, 2025, which was the two-year anniversary of the issuance of our Preferred Stock, because the conversion price exceeded the VWAP of Common Stock, we became obligated to redeem all outstanding shares of Preferred Stock for $10.00 in cash per share, subject to the Company having legally available funds to pay such amount. In connection with any such redemption, we may also be required, pursuant to the IRA, to pay an excise tax of 1% on the fair market value of any Preferred Stock redeemed. The redemption of the Preferred Stock and the payment of any excise tax would adversely affect the Company’s business, financial position and results of operations. While certain holders of Preferred Stock have issued a demand for redemption, we do not believe that we currently have funds legally available to pay the redemption amount.

NYSE American may delist the Company’s securities from trading on its exchange, which could limit investors’ ability to make transactions in its securities and subject the Company to additional trading restrictions.

The Company’s Common Stock is publicly traded on the NYSE American under the symbol “BURU.” In order to continue listing its securities on the NYSE American, the Company is required to maintain certain financial, distribution and stock price levels. We cannot assure you that the Company will be able to continue to meet those listing requirements or come back into compliance with those listing requirements.

If the NYSE American delists the Company’s Common Stock from trading on its exchange and the Company is not able to list its securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including: a limited availability of market quotations for our securities; reduced liquidity for our securities; brokers declining to transact in our stock; limited amount of news and analyst coverage; and a decreased ability to issue additional securities or obtain additional financing in the future.

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

As disclosed in this Report and prior filings with the SEC, the Company has issued a significant number of shares of Common Stock and warrants and convertible notes that may be converted into shares of Common Stock. Certain of these securities were or may be purchased at prices that are significantly below the current trading price of our Common Stock and the resale of such shares could result in the selling securityholder realizing a significant gain. Resales of our Common Stock or other securities under such circumstances may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales could also cause the market price of our Common Stock to decline if such equity holders sell or are perceived by the market as intending to sell any such securities, and make it more difficult for you to sell your shares of Common Stock at a time and price that you deem appropriate.

In addition, we have reserved a total of up to 66,000 and 10,000 shares of our Common Stock for future issuance under the Nuburu, Inc. 2022 Equity Incentive Plan (the "Equity Incentive Plan") and the Nuburu, Inc. 2022 Employee Stock Purchase (the "ESPP"), respectively, which will become eligible for sale in the public market once those shares are issued, subject to provisions relating to various vesting agreements, lock-up agreements and, in some cases, limitations on volume and manner of sale applicable to affiliates under Rule 144, as applicable.

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

Certain provisions of our Governing Documents may have an anti-takeover effect and may delay, defer or prevent a merger, acquisition, tender offer, takeover attempt or other change of control transaction that a stockholder might consider in its best interest, including those attempts that might result in a premium over the market price for the shares held by the Company’s stockholders. The provisions include, among others, those summarized in the “Description of Registrant’s Securities” filed as Exhibit 4.6 to this Annual Report on Form 10-K.

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

The Company has the ability to redeem outstanding Public Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of Common Stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any twenty (20) trading days within a thirty (30) trading-day period commencing once the Public Warrants become exercisable and ending on the third trading day prior to the date on which the Company gives proper notice of such redemption and provided certain other conditions are met. Shares of the Common Stock have never traded above $18.00 per share. If and when the Public Warrants become redeemable by the Company, the Company may not exercise its redemption right.

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

ITEM 2. PROPERTIES

Our corporate headquarters are located in Centennial, Colorado where we lease approximately 30,000 square feet of space pursuant to a lease that expires in 2025. When the lease expires, we will seek alternate facilities for our operations, including utilizing space owned or leased by strategic partners and subsidiaries.

ITEM 3. LEGAL PROCEEDINGS

Nuburu has been and expects to continue to become involved in litigation or other legal proceedings from time to time. Regardless of outcome on the merits, litigation and other legal proceedings can have an adverse impact on Nuburu because of defense and settlement costs, diversion of management resources, possible restrictions on our business as a result of settlement or adverse outcomes, and other factors.

Nuburu is subject to two separate actions seeking default judgments for the alleged failure to pay amounts when due. CFGI, LLC is seeking a total judgment in the amount of $86,826 through the Superior Court of the Commonwealth of Massachusetts and Centennial Tech Industrial Owner, LLC is seeking a total judgment in the amount of $409,278 through the Arapahoe County Colorado District Court.

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

Holders

As of April 11, 2025, there were 46 holders of record of our Common Stock. The actual number of stockholders of our Common Stock is greater than this number of record holders and includes holders who are beneficial owners but whose shares of Common Stock are held in street name by banks, brokers and other nominees.

Dividends

We do not intend to declare or pay any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

Our stockholders approved our Equity Incentive Plan and ESPP in connection with the Closing of the Business Combination. The Nuburu, Inc. 2015 Equity Incentive Plan (the “Legacy Plan”) of Legacy Nuburu was terminated as of immediately prior to the closing of the Business Combination; however, the Legacy Plan continues to govern the terms and conditions of the outstanding awards previously granted thereunder.

The information required to be provided regarding Securities Authorized for Issuance Under Equity Compensation Plans is incorporated by reference to our definitive proxy statement for our 2025 Annual Meeting of Shareholders, which we intend to hold during the second quarter of 2025.

Performance Graph

Not applicable.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Descriptions of unregistered issuances of securities related to the April 2024 SPA Agreement, Warrant Issuances, Note Extinguishments and August 2024 Convertible Notes described below under "Recent Developments", unregistered issuances of securities described below under “Financing Transactions”, as well as share-based compensation arrangements described in Note 11, Stock-Based Compensation, to the consolidated financial statements are incorporated into this Item 5 by reference. Such transactions were conducted as private placements to accredited investors exempt from registration under Section 4(a)(2) of the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. RESERVED

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise indicated, references in this section to "Nuburu," "we," "us," "our" and "the Company" refer to Nuburu, Inc. and its consolidated subsidiary, Nuburu, Subsidiary, Inc.

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

A comparison of the results for the years ended December 31, 2024 and 2023 is provided below. An analysis of our financial condition and results of operations for the years ended December 31, 2023 and 2022 and can be found under Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operation" of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2023, which is available through the Securities and Exchange Commission’s website at www.sec.gov.

As we have disclosed previously, we have not yet achieved commercialization and expect continued losses until we can do so. We must rely on capital from investors to support our operations. During 2024 and early 2025, management negotiated several funding agreements with multiple investors. Certain of these investors have not fully performed their obligations under such agreements. As a result, the Company has not received the funding necessary to maintain operations, fill orders or implement its sales and marketing program. Given the lack of funding, management initiated measures designed to reduce costs, which included implementing a furlough of employees. This significantly impacted commercialization and operations, particularly in the second half of 2024. In response to the furloughs and financing challenges, several key employees have resigned entirely.

We generated total revenue of $152,127 and $2,085,532 and had net losses of $34,515,754 and $20,710,446 during the years ended December 31, 2024 and 2023, respectively.

We expect to incur significant expenses and operating losses for the foreseeable future, as we:

•
continue our research and development efforts;
•
devote substantial resources to implement our announced strategic plan and related acquisitions; and
•
operate as a public company.

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

Restatement

See Note 15, “Restatement of Previously Issued Consolidated Financial Statements and Previously Issued Unaudited Interim Condensed Consolidated Financial Statements ”, to the consolidated financial statements for additional information regarding the restatement of amounts included in the Company's previously issued financial statements as of and for the year ended December 31, 2023 and for each of the quarterly periods ended March 31, 2024, June 30, 2024 and September 30, 2024.

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

Financing Transactions

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

Warrant Issuances and Note Extinguishments

Pre-Funded Warrants

On May 1, 2024, we entered into a Pre-Funded Warrant Purchase Program (the “Program”) with strategic investors, pursuant to which from time-to-time the Company sold and the investors acquired pre-funded warrants. The exercise price for the pre-funded warrants is substantially paid by the purchaser at closing and, as a result, such warrants may be exercised in the future with a nominal exercise price payment. Investors also received a warrant to acquire the same number of shares covered by the pre-funded warrant for a purchase price equal to 150% of the relevant pre-funded warrant purchase price exercisable for a period of 5 years. Each specific transaction was entered into on terms agreed by the parties; provided however, that in no case was the purchase price per share to be less than 110% of the closing price per share of the Company’s common stock on the trading day immediately preceding the date of purchase. Contemporaneously with the acquisition of pre-funded warrants, the investors were also permitted to voluntarily convert outstanding notes previously issued by the Company; provided that such transactions, as a whole, did not result in an effective direct or indirect discount to market price to the investors of greater than 30%.

During the year ended December 31, 2024, the Company issued 837,116 pre-funded warrants, for total cash proceeds of $2,139,866 in pre-funded warrants pursuant to the Program. Each pre-funded warrant entitles the holder to purchase one share of common stock at an exercise price ranging from 125% to 140% of the relevant pre-funded warrant purchase price. The pre-funded warrant is exercisable any time after issuance through five years. No pre-funded warrants were exercised during the year ended December 31, 2024. The proceeds from the issuance of the pre-funded warrants were recorded to additional paid-in capital in the consolidated balance sheets. In early 2025, the Company entered into an amendment (the “Amendment”) to the Settlement with Liqueous, which among other things modified the Company's Pre-Funded Warrants. For additional information, see Note 16 to the consolidated financial statements included herein. The Program is no longer being utilized.

Additional Warrant Issuances

Further, during the year ended December 31, 2024, the Company issued certain additional warrants. For additional information, see notes 8 and 10 to the consolidated financial statements.

Note Extinguishments

During the year ended December 31, 2024, the Company issued 19,234,912 shares to noteholders to extinguish an aggregate $5,645,471 of principal and accrued interest under the Senior Notes and Junior Notes.

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

In March 2025, the remaining August 2024 Convertible Notes were purchased by Indigo Capital and subsequently extinguished, as further described in Note 16 to the consolidated financial statements.

Promissory Note

In October 2024, the Company entered into an unsecured promissory note (the "Promissory Note") with an investor for a principal amount of $1,053,824. The Promissory Note is subordinated to the Company's other outstanding debt instruments, accrues interest at 8% per annum and matures in October 2025. The notes are prepayable at any time prior to the maturity date without penalty. Upon an event of default, the investor may require all outstanding and accrued interest immediately due and payable. In early 2025, the Company entered into the Amendment with Liqueous, pursuant to which the parties agreed to settle the Promissory Note through the issuance of the February 2025 Pre-Funded Warrants, as defined and further described in Note 16 to the consolidated financial statements included herein.

Master Agreement

On October 1, 2024, the Company entered into the Master Agreement with Liqueous LP (the “Investor”) pursuant to which, the Company and the Investor established a strategic financing framework for short-term and long-term financing for the Company. The Master Agreement provided for: (i) an immediate capital infusion from the Investor of $3.0 million at the current market price, (ii) subsequent weekly capital infusions of $1,250,000 at market price until an additional $10 million has been invested; (iii) the acquisition and conversion of certain outstanding notes, with each $1.00 of debt converted into $2.00 of common stock at market price; (iv) an adjustment to current market price of certain outstanding pre-funded warrants held by the Investor having a current cash value of approximately $2.2 million; and (v) the implementation of a $50 million equity line of credit ("ELOC") pursuant to which the Company may require the Investor to purchase common stock from time-to-time in the amounts and for the prices determined in accordance with the terms of the ELOC. Following the Settlement with Liqueous, as amended, the ELOC will not be implemented and no additional equity will be sold to Liqueous, other than as set forth in the Settlement, as amended.

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

Recent Developments

SFE EI Senior Note Settlement Agreement and Company Funding

On January 13, 2025, the Company entered into a letter agreement with S.F.E. Equity Investments SARL (“SFE EI”), pursuant to which SFE EI agreed to engage in efforts and commit capital to finance the operations of the Company for the next twelve months pursuant to a business plan focused on building a stable foundation for the future business (the “Transformation Plan”) to be agreed by the parties. In connection with the Transformation Plan, the Company agreed to certain governance changes.

Liqueous Settlement Agreement

On January 14, 2025, the Company entered into a settlement and mutual release agreement (the “Settlement”) with Liqueous LP (“Liqueous”), pursuant to which the parties provided an immediate mutual release of claims and Liqueous agreed to provide to the Company (i) payments for an aggregate of $1,000,000 in three installments, and (ii) a payment of $500,000 at such time as the parties are able to negotiate the amendment of the terms of outstanding Pre-Funded Warrants held by Liqueous to reflect current market price. Such payments are conditioned on the Company’s continued performance under funding arrangements executed by the Company with Liqueous before July 31, 2024.

On February 17, 2025, the Company entered into an amendment to the Settlement with Liqueous, pursuant to which the parties agreed to (i) settle the Promissory Note, described further in Note 8 to the consolidated financial statements, through the issuance of 6,406,225 pre-funded warrants exercisable into common stock (the "February 2025 Pre-Funded Warrants"), (ii) modify certain outstanding Pre-Funded Warrants issued in connection with the Program, described further in Note 10 to the consolidated financial statements, resulting in 3,647,416 pre-funded warrants (the "Modified Pre-Funded Warrants"), together with the February 2025 Pre-Funded Warrants, (the "2025 Warrants") exercisable into common stock outstanding following the transaction and (iii) modify the remaining outstanding Pre-Funded Warrants issued in connection with the Program and concurrently issue 9,360,888 common shares of the Company as consideration for the settlement of such Pre-Funded Warrants. The exercise price for the 2025 Pre-Funded Warrants is substantially paid by the purchaser and, as a result, such warrants may be exercised into common stock in the future with a nominal exercise price payment. The Modified Pre-Funded Warrants and February 2025 Pre-Funded Warrants are exercisable anytime through September 2029 and February 2030, respectively. As of April 15, 2025, the Modified Pre-Funded Warrants, February 2025 Pre-Funded Warrants and common shares of the Company required to be issued in connection with the Amendment of the Settlement were not yet issued by the Company.

Trumar Capital LLC Acquisition Agreement

On February 19, 2025, the Company entered into a commitment letter with Trumar Capital LLC to acquire: (i) a license of certain technology that would allow the Company to expand its existing business within the defense sector; (ii) a controlling interest in a defense-tech company that specializes in the design, production, and outfitting of a diverse range of vehicles, including industrial and military applications, as well as electronic devices for defense and security, advanced telecommunications, and tracking systems; and (iii) a controlling interest in a Software as a Service (SaaS) startup focused on operational resilience. The Company’s Executive Chairperson owns a controlling interest in the SaaS target entity, and as a result, the proposed investment will be negotiated by, and authorized only with approval from, the independent board members, and will be subject to stockholder approval.

The anticipated investments will occur in stages. The first stage, which has been completed, involved the purchase of a 20% ownership interest in TCEI for an aggregate price of $1.5 million in cash plus $23.5 million in notes. Such notes carry a five-year maturity, a 10% annual interest rate, and a three-month grace period, followed by a monthly payment structure, and are cancellable if the full transaction does not close. The $1.5 million cash portion of the purchase price was provided by Indigo Capital LLC, to whom Nuburu issued a promissory note with a face amount of $1,578,495, maturity date of March 1, 2026, and conversion price equal to a 20% discount to the lowest VWAP during the 5 days prior to the conversion date.

The second stage, which will require both stockholder and regulatory approval, will involve the investment in additional ownership interests, resulting in Nuburu (i) having a controlling interest in the target entities and (ii) issuing Common Stock in excess of 19.9% of its outstanding Common Stock as part of the purchase price. Nuburu would also receive rights to appoint directors for each target entity, consistent with its percentage of ownership in each entity.

We also agreed to issue 6,086,957 shares of common stock to SFE EI as consideration for SFE EI escrowing approximately $4.2 million in assets for purposes of guaranteeing our performance obligations in connection with the TCEI acquisition. Issuances to SFE EI may not exceed 19.9% of the outstanding Common Stock until approved by stockholders.

Consummation of the full TCEI acquisition is subject to continued due diligence, receipt of an acceptable valuation from a third-party valuation firm, regulatory approvals, and stockholder consent.

On March 31, 2025, we also entered into a Joint Pursuit Agreement with the defense-tech company to allow both parties to jointly develop and market certain defense-related vehicles and services in advance of closing the full TCEI acquisition.

Humbl Share Exchange Agreement

On February 28, 2025, the Company entered into a share exchange agreement (“Equity Swap Agreement”) and master distribution agreement with HUMBL, Inc. (“HUMBL”). Under the terms of the Equity Swap Agreement, the Company agreed to issue $2 million in common stock to HUMBL and HUMBL agreed to issue an equal amount of Series C Preferred Stock to the Company. The issuance of shares by each party was contingent upon obtaining any required regulatory, exchange, or stockholder approvals and satisfying any applicable registration requirements. Subsequently, the parties have terminated such agreements and have no further obligations to each other in connection with such agreements.

Indigo Capital Convertible Notes

On March 3, 2025, the Company entered into the following transactions:

•
in exchange for a capital infusion of $1,500,000, the Company issued to Indigo Capital LLC ("Indigo Capital") a $1,578,495 face amount unsecured, convertible note. The note bears no interest for so long as it is not in default and has a March 1, 2026 maturity date and a conversion price equal to a 20% discount to the lowest VWAP during the 5 days prior to the conversion date;
•
in exchange for the extinguishment of existing senior convertible notes of the Company held by Indigo Capital, the Company issued to Indigo Capital a $894,708 face amount unsecured, convertible note that bears no interest for so long as it is not in default, and has March 1, 2026 maturity date and a conversion price equal to 33.33% of the lowest VWAP during the 5 days prior to the conversion date.

Issuances of common stock on conversion of such notes are limited to an amount equal to 19.9% of the outstanding common stock as of the date of execution, until such time as the transaction is approved by stockholders.

The transaction documents contain customary representations, warranties, and covenants, and the notes include customary events of default including, but not limited to, failure to pay amounts due when required, default in covenants, bankruptcy events, and suspension or delisting from trading of the common stock on an eligible exchange. The Company is also obligated to register for resale the shares issuable upon conversion of the notes.

Foreclosure Collateral Sale

On March 5, 2025, lenders holding certain outstanding Senior Convertible Notes held an auction for the sale of collateral securing the Company’s repayment obligations to such lenders. The auction resulted in the transfer of collateral to an affiliate of the senior secured lenders in exchange for a full discharge and extinguishment of the Company’s Junior and Senior Convertible Notes. All of the Company’s outstanding long-term indebtedness has been eliminated through a combination of the Company’s conversion of outstanding indebtedness over the course of the last year and the discharge and extinguishment of debt resulting from the lender’s collateral sale.

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

As described above, during 2024, management initiated measures designed to reduce costs, which included implementing a furlough of employees. This significantly impacted commercialization and operations, particularly in the second half of 2024.

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

As described above, during 2024, management initiated measures designed to reduce costs, which included implementing a furlough of employees. This significantly impacted commercialization and operations, particularly in the second half of 2024.

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

As described above, during 2024, management initiated measures designed to reduce costs, which included implementing a furlough of employees. This significantly impacted commercialization and operations, particularly in the second half of 2024.

Interest Income

Interest income consists primarily of interest income received on our cash and cash equivalents.

Interest Expense

Interest expense consists primarily of interest owed on our outstanding debt and amortization of deferred financing costs, as further described in Note 8 in the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Change in Fair Value of Warrant Liabilities

Change in fair value of warrant liabilities consists of non-cash gains or losses recognized based on the change in the fair value of our liability-classified warrants, which are re-measured to fair value at each balance sheet date with the corresponding gain or loss from the adjustment. Refer to Notes 5 and 10 in the consolidated financial statements included herein for more information.

Change in Fair Value of Derivative Liability

Change in fair value of derivative liability consists of non-cash gains or losses recognized based on the change in the fair value of the embedded derivatives under the August 2024 Convertible Notes that were required to be bifurcated from the host instrument and accounted for at fair value at issuance, as well as each subsequent balance sheet date. Refer to Notes 5 and 8 in the consolidated financial statements included herein for more information.

Loss on Debt Extinguishment

Loss on debt extinguishment consists of losses incurred to extinguish debt during the periods presented due to the reacquisition value of the debt exceeding its carrying amount. Refer to Note 8 in the consolidated financial statements included herein for more information.

Other Income, Net

Other income, net consists primarily of a gain recorded related to a federal tax credit.

Results of Operations

The following table sets forth our operations for the periods presented:

	Year Ended December 31,
	2024	2023	$ Change
		(As Restated)
Revenue	$152,127	$2,085,532	$(1,933,405)
Cost of revenue	2,205,476	5,695,433	(3,489,957)
Gross margin	(2,053,349)	(3,609,901)	1,556,552
Operating expenses:
Research and development	1,821,816	5,462,680	(3,640,864)
Selling and marketing	468,074	1,539,690	(1,071,616)
General and administrative	8,807,651	11,117,525	(2,309,874)
Total operating expenses	11,097,541	18,119,895	(7,022,354)
Loss from operations	(13,150,890)	(21,729,796)	8,578,906
Interest income	17,166	117,372	(100,206)
Interest expense	(3,346,896)	(864,535)	(2,482,361)
Change in fair value of warrant liabilities	2,109,904	1,766,513	343,391
Change in fair value of derivative liability	141,100	—	141,100
Loss on extinguishment of debt	(20,504,307)	—	(20,504,307)
Other income, net	218,169	—	218,169
Loss before provision for income taxes	$(34,515,754)	$(20,710,446)	$(13,805,308)
Provision for income taxes	—	—	—
Net loss	$(34,515,754)	$(20,710,446)	$(13,805,308)

Revenue. Revenue decreased $1,933,405 during the year ended December 31, 2024 compared to the same period in 2023. This decrease is primarily due to the measures implemented by management during 2024 designed to reduce costs, which included implementing a furlough of employees that significantly impacted commercialization and operations, particularly in the second half of 2024, as described above.

Cost of Revenue. Cost of revenue decreased $3,489,957 during the year ended December 31, 2024 compared to the same period in 2023, consistent with the decline in revenue. This decrease is largely due to a period-over-period decrease of approximately $3,498,000 of direct job costs and materials due to decreased production of the laser systems related to the measures implemented by management during 2024 designed to reduce costs, which included implementing a furlough of employees that significantly impacted commercialization and operations, particularly in the second half of 2024, as described above.

Research and Development. Research and development expenses decreased $3,640,864 during the year ended December 31, 2024 compared to the same period in 2023. This decrease is primarily due to (i) approximately $2,396,000 of lower personnel costs due to the cost reduction measures instituted by management during 2024, as further discussed above, (ii) approximately $975,000 of lower spend on the BLTM series as it transitioned to production in 2023 and (iii) approximately $225,000 lower software, materials and consulting costs.

Selling and Marketing. Selling and marketing expenses decreased $1,071,616 during the year ended December 31, 2024 compared to the same period in 2023. This decrease is primarily due to lower personnel costs related to the cost reduction measures instituted by management during 2024, as further discussed above, the reversal of stock compensation expense due to the departure of our Chief Marketing and Sales Officer in April 2024 and the resultant forfeiture of his unvested awards, and a decrease in consulting costs.

General and Administrative. General and administrative expenses decreased $2,309,874 during the year ended December 31, 2024 compared to the same period in 2023. This decrease is primarily driven by a decrease in compliance costs and professional fees, which were heightened during the 2023 period due to the Business Combination, and a decrease in personnel costs due to the cost reduction measures instituted by management in the second half of 2024, as further discussed above.

Interest Income. Interest income decreased $100,206 during the year ended December 31, 2024 compared to the same period in 2023 due to lower cash balances between periods.

Interest Expense. Interest expense increased $2,482,361 during the year ended December 31, 2024 compared to the same period in 2023 primarily due to higher debt balances between periods. Interest expense during the year ended December 31, 2024 was comprised of interest accrued on the Senior Convertible Notes and Junior Notes and the debt discount amortization for the Junior Notes. Refer to Note 8 in the consolidated financial statements included herein for more information on our debt obligations.

Change in Fair Value of Warrant Liabilities. We recorded a gain of $343,391 during the year ended December 31, 2024, which resulted from the decrease in the fair value of the Company's liability-classified warrants during 2024. During the 2023, we recorded a gain of $1,766,513 due to the decrease in the fair value of the Public Warrants and Junior Note Warrants. As of December 31, 2023, the Public Warrants have a zero value due to being delisted from the NYSE American, as further discussed in Note 5 to the consolidated financial statements included herein.

Change in Fair Value of Derivative Liability. We recorded a gain of $141,100 during the year ended December 31, 2024, which resulted from the decrease in the fair value of the derivative liability from the time of the issuance of the August 2024 Convertible Notes in August 2024 through December 31, 2024. There was no derivative liability recorded during 2023.

Loss on Extinguishment of Debt. We recorded a loss on the extinguishment of debt of $20,504,307 during the year ended December 31, 2024, which primarily related to the issuance of 19,234,912 shares to noteholders of the Senior Notes and Junior Notes to extinguish an aggregate amount of $5,645,471 of principal and accrued interest under the Senior Notes and Junior Notes. For further information, see Note 8 to the consolidated financial statements included herein.

Other income, net. Other income, net consisted of a $218,169 gain related to an Employee Retention Tax Credit for qualifying 2021 wages received during the year ended December 31, 2024, which was accounted for when collectability was assured.

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

As of December 31, 2024, we had cash and cash equivalents of $209,337 as compared to $2,148,700 as of December 31, 2023. Subsequent to December 31, 2024 through March 31, 2025, the Company received cash of $2.5 million, primarily from the Indigo Capital Convertible Notes and the Settlement, defined and described in Note 16 to the consolidated financial statements, and future liquidity may be provided from certain agreements executed subsequent to December 31, 2024, as further described in Note 16 to the consolidated financial statements. Our cash flows from operations are not sufficient to fund our current operating model and expansion plans. Beginning on the second anniversary of the Closing Date, the Company must also, under certain circumstances, redeem the maximum portion of the Preferred Stock as permitted by law in cash at an amount equal to the Original Issuance Price as of such date. Notwithstanding the foregoing, the Company is not be required to redeem any shares of Preferred Stock to the extent the Company does not have legally available funds to effect such redemption. As the Conversion Price of the Preferred Stock exceeded the VWAP on the January 31, 2025 Test Date, the Company became obligated to redeem the Preferred Stock beginning at that time and, as such, reclassified such Preferred Stock from mezzanine equity to a long-term liability on January 31, 2025.

From inception through December 31, 2024, we have incurred operating losses and negative cash flows from operating activities. For the years ended December 31, 2024 and 2023, we have incurred net losses of $34,515,754 and $20,710,446, respectively, and we have an accumulated deficit of $131,806,605 as of December 31, 2024.

The Company anticipates that it will incur net losses for the foreseeable future and, even if we generate revenue, there is no guarantee that we will ever become profitable. Unless the Company is able to implement its Transformation Plan described, all of the aforementioned factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the periods presented.

	Year Ended December 31,
	2024	2023
Net cash used in operating activities	$(6,616,941)	$(17,540,163)
Net cash used in investing activities	—	(1,167,751)
Net cash provided by financing activities	4,677,578	17,976,360

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

Net cash used in operating activities was $6,616,941 and $17,540,163 for the years ended December 31, 2024 and 2023, respectively. The decrease in net cash flows used in operating activities is primarily driven by decreased operating expenses and changes in working capital, partially offset by a decrease in revenue.

Cash flows from investing activities

Our cash flows from investing activities have been comprised primarily of purchases of equipment and installation of improvements to our leased facilities and headquarters.

Net cash used in investing activities was nil and $1,167,751 for the years ended December 31, 2024 and 2023, respectively. The cash used in investing activities for the year ended December 31, 2023 primarily related to the purchase of equipment to build out our production line.

Cash flows from financing activities

We have financed our operations primarily through the sale of preferred stock, common stock, convertible notes, and promissory notes.

Net cash provided by financing activities was $4,677,578 and $17,976,360 for the years ended December 31, 2024 and 2023, respectively.

Net cash provided by financing in activities during the year ended December 31, 2024 is comprised primarily of proceeds from the issuance of pre-funded warrants and Common Stock of $2,180,522 and $200,000 respectively, as well as proceeds from debt borrowings of $1,796,824 and proceeds from shareholder advances of $644,936, partially offset by payments of accrued deferred financing costs for the Junior Notes totaling $71,500 and tax withholdings for RSU issuances totaling $73,204.

Net cash provided by financing in activities during the year ended December 31, 2023 is comprised of proceeds received from the issuance of convertible promissory notes and warrants, proceeds from the issuance of Common Stock from the Lincoln Park Purchase Agreement, and the proceeds received from the Closing of the Business Combination. These combined proceeds were partially offset by payments of transaction costs associated with the Business Combination.

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

The following tables present our key performance indicators for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023	$ Change
		(As Restated)
Revenue	$152,127	$2,085,532	$(1,933,405)
Total gross margin	(2,053,349)	(3,609,901)	1,556,552
EBITDA(1)	(30,395,495)	(19,457,385)	(10,938,110)
Capital expenditures	—	(1,167,751)	1,167,751
Free cash flow(1)	(6,616,941)	(18,707,914)	12,090,973

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

Reconciliation

The following table reconciles our net loss (the most directly comparable GAAP measure) to EBITDA for the periods presented:

	Year Ended December 31,
	2024	2023
		(As Restated)
Net loss	$(34,515,754)	$(20,710,446)
Interest (income) expense, net	3,329,730	747,163
Depreciation and amortization	790,529	505,898
EBITDA	$(30,395,495)	$(19,457,385)

The following table reconciles our net cash used in operating activities (the most directly comparable GAAP measure to Free cash flow) to Free cash flow for the periods presented:

	Year Ended December 31,
	2024	2023
Net cash used in operating activities	$(6,616,941)	$(17,540,163)
Capital expenditures	—	(1,167,751)
Free cash flow	$(6,616,941)	$(18,707,914)

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Lease Obligations

We account for leases in accordance with FASB ASC Topic 842 — Leases. In determining the present value of lease payments, we use the rate implicit in the lease or, when such rate is not readily available, we utilize our incremental borrowing rate based on the information available at the lease commencement date. Lease expense is recognized on a straight-line basis over the expected lease term. In determining the expected lease term, we may include options to extend or terminate the lease when it is reasonably certain that we will exercise any such option.

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

In the event that future consequences of the differences between financial reporting bases and tax bases of assets and liabilities result in a deferred tax asset, we perform an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a net deferred tax asset is recorded when it is more likely than not that some portion or all of the net deferred tax asset will not be realized. We recorded a full valuation allowance as of December 31, 2024 and 2023, as it is more likely than not that we will not be able to utilize our net deferred tax assets in the foreseeable future. We maintain valuation allowances until sufficient evidence exists to support the reversal of such valuation allowances. Refer to Note 12 in the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data" in this Annual Report on Form 10-K for more information.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Executive Chairman, of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this Annual Report on Form 10-K.

Based on this evaluation, we concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of December 31, 2024, because of a material weakness in our internal control over financial reporting described below.

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

Under the supervision and with the participation of our management, including our Executive Chairman, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the framework established in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management concluded that our internal control over financial reporting was not effective as of that date due to a material weakness in our control environment around the accounting and presentation of complex financial instrument transactions that was not effectively designed or maintained. This material weakness resulted in the restatements of the Company’s financial statements (i) as of and for the year ended December 31, 2023 (as reflected in Amendment No. 4 to the Annual Report on Form 10-K for the year ended December 31, 2023 filed on November 8, 2024 and this Form 10-K (see Note 15 to the consolidated financial statements included herein)), (ii) for each of the quarterly periods ended March 31, 2023, June 30, 2023 (as reflected in two Amendments No. 1 on Form 10-Q/A, each filed on November 8, 2024) and September 30, 2023 (as reflected in the Form 10-Q filed November 14, 2024) and (iii) or each of the quarterly periods ended March 31, 2024, June 30, 2024 and September 30, 2024 (see Note 15 to the consolidated financial statements included herein). Additionally, this material weakness could result in material misstatements of the financial statements that would not be prevented or detected on a timely basis.

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

In connection with the restatements described above, we considered whether such restatements required recovery of erroneously awarded incentive-based compensation pursuant to the Nuburu, Inc. Clawback Policy. We concluded that the restatement did not impact related performance metrics used for executive compensation and therefore no recovery of incentive-based compensation was required.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(f) or 15d-15(f) of the Exchange Act during the fourth quarter of 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections.

Not Applicable.

PART III

The following required information is incorporated by reference to our definitive proxy statement for our 2025 Annual Meeting of Shareholders, which we intend to hold during the second quarter of 2025.

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Item 11.	EXECUTIVE COMPENSATION

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm is WithumSmith+Brown, PC

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

a)
The following documents are filed as part of this Annual Report on Form 10-K:
(1)
Consolidated Financial Statements:

The financial statements required under this Item begin on page F-2 of this Annual Report on Form 10K.

(2) Financial Statement Schedules:

None.

(3) Exhibits:

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

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date

2.1†	Business Combination Agreement, dated as of August 5, 2022, by and among Tailwind Acquisition Corp., Compass Merger Sub, Inc. and Nuburu, Inc.	8-K	001-39489	2.1	August 8, 2022

3.1	Amended and Restated Bylaws of the Company.	8-K	001-39489	3.2	September 9, 2020

3.2	Amendment to the Amended and Restated By Laws of Nuburu, Inc.	8-K	001-39489	3.1	November 12, 2024

3.3	Amended and Restated Certificate of Incorporation of the Company.	8-K	001-39489	3.1	February 6, 2023

3.4	Amendment to the Amended and Restated Certificate of Incorporation of the Company	8-K	001-39489	3.1	June 13, 2024

3.5	Certificate of Designations of the Company.	8-K	001-39489	3.3	February 6, 2023

4.1	Specimen Common Stock Certificate .	8-K	001-39489	4.1	February 6, 2023

4.2	Specimen Preferred Stock Certificate .	8-K	001-39489	4.2	February 6, 2023

4.3	Specimen Warrant Certificate.	S-1	333-248113	4.3	August 26, 2020

4.4	Warrant Agreement, dated as of September 9, 2020, by and between the Company and Continental Stock Transfer & Trust Company.	8-K	001-39489	4.1	September 9, 2020

4.5	Description of Registrant’s Securities.	10-K	001-39489	4.5	April 15, 2024

10.1	Investment Management Trust Agreement, dated as of September 9, 2020, by and between the Company and Continental Stock Transfer & Trust Company.	8-K	001-39489	10.2	September 9, 2020

10.2	Third Amendment to Amended and Restated Registration Rights Lock-up Agreement, dated January 31, 2023, by and among the Company and the Holders(defined therein) (incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed with the SEC on February 6, 2023).	8-K	001-39489	10.14	February 6, 2023

10.3	Fourth Amendment to Amended and Restated Registration Rights Lock-up Agreement, dated March 10, 2023, by and among the Company and the Holders(defined therein) (incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed with the SEC on February 10, 2023).	8-K	001-39489	10.1	March 10, 2023

10.4	Preferred Stock Sale Option Agreement, dated August 5, 2022, by and among the Company and the parties listed on Schedule A thereto.	8-K	001-39489	10.4	August 8, 2022

10.5	Amendment to Preferred Stock Sale Option Agreement, dated November 22, 2022, by and among the Company and the Holders (as defined therein).	8-K	001-39489	10.3	November 22, 2022

10.6	Second Amendment to Preferred Stock Sale Option Agreement, dated November 28, 2022 by and among the Company and the Holders (as defined therein).	8-K	001-39489	10.1	November 29, 2022

10.7	Third Amendment to Preferred Stock Sale Option Agreement, dated November 28, 2022 by and among the Company and the Holders (as defined therein).	8-K	001-39489	10.2	March 10, 2023

10.8#	Nuburu, Inc. 2022 Equity Incentive Plan.	8-K	001-39489	10.20	February 6, 2023

10.9#	Nuburu, Inc. 2022 Employee Stock Purchase Plan and forms of agreement thereunder.	8-K	001-39489	10.21	February 6, 2023

10.10#	Nuburu, Inc. Executive Incentive Compensation Plan.	8-K	001-39489	10.22	February 6, 2023

10.11#†	Amended and Restated Employment Agreement, effective December 3, 2022, by and between Mark Zediker and Legacy Nuburu.	S-4/A	333-267403	10.18	November 29, 2022

10.12#	Employment Agreement, effective December 2, 2022, by and between Brian Knaley and Legacy Nuburu.	S-4/A	333-267403	10.19	November 29, 2022

10.13#†	Amended and Restated Employment Agreement, effective December 2, 2022, by and between Brian Faircloth and Legacy Nuburu.	S-4/A	333-267403	10.20	November 29, 2022

10.14#	Form of Director Letter Agreement.	S-4/A	333-267403	10.22	November 29, 2022

10.15#	Form of Nuburu, Inc. Indemnification Agreement.	8-K	001-39489	10.27	February 6, 2023

10.16	Form of Convertible Promissory Note.	8-K	001-39489	4.1	June 13, 2023

10.17	Form of Warrant to Purchase Shares of Common Stock.	8-K	001-39489	4.2	June 13, 2023

10.18	Note and Warrant Purchase Agreement dated June 12, 2023.	8-K	001-39489	10.1	June 13, 2023

10.19	Registration Rights and Lock-up Agreement.	8-K	001-39489	10.2	June 13, 2023

10.20	Confidential Separation and Release Agreement, dated November 1, 2023, by and between Nuburu, Inc. and Dr. Mark Zediker.	10-Q	001-39489	10.4	November 9, 2023

10.21	Note and Warrant Purchase Agreement, dated November 13, 2023, by and between Nuburu, Inc. and the lenders party thereto.	10-K	001-39489	10.39	April 15, 2024

10.22	Form of Promissory Note.	10-K	001-39489	10.40	April 15, 2024

10.23	Form of Warrant to Purchase Shares of Common Stock.	10-K	001-39489	10.41	April 15, 2024

10.24	Registration Rights Agreement, dated November 13, 2023, by and between Nuburu, Inc.	10-K	001-39489	10.42	April 15, 2024

10.25	Intercreditor and Subordination Agreement, dated November 13, 2023, by and between Nuburu, Inc. and the parties thereto.	10-K	001-39489	10.43	April 15, 2024

10.26	Form of Warrant to Purchase Shares of Common Stock	10-K	001-39489	10.46	April 15, 2024

10.27	Board of Directors Compensation Policy	10-K	001-39489	10.47	April 15, 2024

10.28	Amendment to Employment Agreement, effective November 1, 2023, by and between Nuburu, Inc. and Brian Knaley.	10-K/A	001-39489	10.48	April 29, 2024

10.29	Amendment to Employment Agreement, effective January 1, 2024, by and between Nuburu, Inc. and Brian Faircloth.	10-K/A	001-39489	10.49	April 29, 2024

10.30	Securities Purchase Agreement, dated August 6, 2024, by and between Nuburu, Inc. and Esousa Group Holdings LLC	8-K	001-39489	10.1	August 12, 2024

10.31	Exchange Agreement, dated August 6, 2024, by and between Nuburu, Inc. and Esousa Group Holdings LLC	8-K	001-39489	10.2	August 12, 2024

10.32	Securities Purchase Agreement, dated August 19, 2024, by and between Nuburu, Inc. and Esousa Group Holdings LLC	8-K	001-39489	10.1	August 23, 2024

10.33	Exchange Agreement, dated August 19, 2024, by and between Nuburu, Inc. and Esousa Group Holdings LLC	8-K	001-39489	10.2	August 23, 2024

10.34	Common Stock Purchase Agreement, dated October 1, 2024, by and between Nuburu, Inc. and Liqueous, LP	8-K	001-39489	10.1	October 7, 2024

10.35	Registration Rights Agreement, dated October 1, 2024, by and between Nuburu, Inc. and Liqueous, LP	8-K	001-39489	10.2	October 7, 2024

10.36	Master Transaction Summary agreement, dated October 1, 2024, between Nuburu, Inc. and Liqueous LP	10-Q	001-39489	10.5	November 14, 2024

10.37	Common Stock Purchase Agreement, dated October 1, 2024, between Nuburu, Inc. and Liqueous LP	10-Q	001-39489	10.6	November 14, 2024

10.38	Securities Purchase Agreement, dated October 1, 2024, between Nuburu, Inc. and Liqueous LP	10-Q	001-39489	10.7	November 14, 2024

10.39	Securities Purchase Agreement, dated October 1, 2024, between Nuburu, Inc. and Liqueous LP	10-Q	001-39489	10.8	November 14, 2024

10.40	Registration Rights Agreement, dated October 1, 2024, between Nuburu, Inc. and Liqueous LP	10-Q	001-39489	10.9	November 14, 2024

19.1*	Insider Trading Policy

21.1	List of Subsidiaries of Nuburu, Inc.	8-K	001-39489	21.1	February 6, 2023

24.1	Power of Attorney (included on the signature page of the Original Form 10-K)	10-K	001-39489	24.1	April 15, 2024

31.1*	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of the Principal Financial and Accounting Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1**	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

32.2**	Certification of the Principal Financial and Accounting Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

97	Nuburu, Inc. Clawback Policy	10-K	001-39489	97	April 15, 2024

101.INS*	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

104*	104 Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

April 15, 2025

Name	Position	Date

/s/ Alessandro Zamboni	Executive Chairman	April 15, 2025
Alessandro Zamboni	(Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ Matteo Ricchebuono	Director	April 15, 2025
Matteo Ricchebuono

/s/ Shawn Taylor	Director	April 15, 2025
Shawn Taylor

/s/ Dario Barisoni	Director	April 15, 2025
Dario Barisoni

By:

/s/ Alessandro Zamboni
Name:	Alessandro Zamboni
Title:	Attorney-in-fact

NUBURU, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Nuburu, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nuburu, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, consolidated statements of changes in convertible preferred stock and stockholders’ deficit, and consolidated statements of cash flows for the years ended December 31, 2024 and 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years ended December 31, 2024 and 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has sustained recurring operating losses and negative cash flows from operating activities The Company anticipates that it will incur net losses for the foreseeable future and there is no assurance that the Company can raise additional debt or equity financing to support its future operations. All of the aforementioned factors raise substantial doubt about the Company's ability to continue as a going concern. Management's evaluation of the events and conditions and management's plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Emphasis of Matter – Restatement of 2023 Financial Statements

As discussed in Note 1 and 15 to the consolidated financial statements, the accompanying consolidated financial statements as and for the year ended December 31, 2023 have been restated to correct certain misstatements.

Emphasis of Matter – Restatement of Unaudited Interim Financial Statements

As discussed in Note 1 and 15 to the consolidated financial statements, the unaudited interim consolidated financial statements as of and for the three months ended March 31, 2024, as of and for the three and six months ended June 30, 2024, and as of and for three and nine months ended September 30, 2024 have been restated to correct certain misstatements.

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

Irvine, California

April 15, 2025

PCAOB ID Number 100

NUBURU, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2024	December 31, 2023
		(As Restated)
ASSETS
Current assets
Cash and cash equivalents	$209,337	$2,148,700
Accounts receivable	—	482,279
Inventories, net of reserve of $1,161,469 and $1,133,457 as of December 31, 2024 and 2023, respectively	1,526,467	1,456,275
Deferred financing costs	—	50,000
Prepaid expenses and other current assets	162,749	156,255
Total current assets	1,898,553	4,293,509
Property and equipment, net	4,834,729	5,650,976
Operating lease right-of-use assets	202,411	586,164
Other assets	34,359	34,359
TOTAL ASSETS	$6,970,052	$10,565,008
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$6,301,310	$4,744,606
Accrued expenses	4,301,195	2,499,657
Current portion of operating lease liability	237,369	355,385
Contract liabilities	24,000	30,400
Shareholder advances	644,936	—
Current portion of notes payable	9,242,183	2,147,992
Convertible note derivative liability	37,900	—
Total current liabilities	20,788,893	9,778,040
Operating lease liability, net of current portion	—	237,369
Convertible notes payable	—	6,967,951
Warrant liabilities	128,615	2,238,519
TOTAL LIABILITIES	20,917,508	19,221,879
Commitments and Contingencies (Note 6)
Convertible preferred stock, $0.0001 par value; 50,000,000 shares authorized; 2,388,905 shares issued and outstanding at December 31, 2024 and 2023	23,889,050	23,889,050
Stockholders’ Deficit
Common stock, $0.0001 par value; 250,000,000 shares authorized; 20,274,238 and 922,362 shares issued and outstanding at December 31, 2024 and 2023, respectively (1)	2,028	92
Additional paid-in capital (1)	93,968,071	64,744,838
Accumulated deficit	(131,806,605)	(97,290,851)
Total Stockholders’ Deficit	(37,836,506)	(32,545,921)
TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT	$6,970,052	$10,565,008
(1)
Amount presented as of December 31, 2023 is adjusted to reflect the 1-for-40 reverse stock split on July 23, 2024. See Note 2 – Summary of Significant Accounting Policies for additional information.

The accompanying notes are an integral part of the consolidated financial statements.

NUBURU, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (As Restated)

	Year Ended December 31,
	2024	2023
		(As Restated)
Revenue	$152,127	$2,085,532
Cost of revenue	2,205,476	5,695,433
Gross margin	(2,053,349)	(3,609,901)
Operating expenses:
Research and development	1,821,816	5,462,680
Selling and marketing	468,074	1,539,690
General and administrative	8,807,651	11,117,525
Total operating expenses	11,097,541	18,119,895
Loss from operations	(13,150,890)	(21,729,796)
Interest income	17,166	117,372
Interest expense	(3,346,896)	(864,535)
Change in fair value of warrant liabilities	2,109,904	1,766,513
Change in fair value of derivative liability	141,100	—
Loss on extinguishment of debt	(20,504,307)	—
Other income, net	218,169	—
Loss before provision for income taxes	$(34,515,754)	$(20,710,446)
Provision for income taxes	—	—
Net loss	$(34,515,754)	$(20,710,446)
Net loss per common share, basic and diluted (1)	$(5.91)	$(0.63)
Weighted-average common shares used to compute net loss per common share, basic and diluted (1)	5,837,286	33,064,250

(1)
Periods presented have been adjusted to reflect the 1-for-40 reverse stock split on July 23, 2024. See Note 2 – Summary of Significant Accounting Policies for additional information.

The accompanying notes are an integral part of the consolidated financial statements.

NUBURU, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT

	Convertible Preferred Stock		Common Stock
	Shares(1)	Amount	Shares(1)(2)	Amount(2)	Additional Paid-in Capital(2)	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance as of January 1, 2023	23,237,703	$4,040	138,922	$13	$59,346,016	$(76,580,405)	$(17,234,376)
Issuance of Common Stock and Series A preferred stock upon conversion of convertible notes in connection with the reverse recapitalization	1,361,787	13,617,870	34,045	3	13,345,377	—	13,345,380
Conversion of Legacy Nuburu convertible preferred stock into Common Stock in connection with the reverse recapitalization	(23,237,703)	(4,040)	580,943	59	1,717	—	1,776
Issuance of Common Stock and Series A preferred stock upon the reverse recapitalization, net of issuance costs	1,481,666	14,816,660	80,844	9	(18,071,777)	—	(18,071,768)
Issuance of Common Stock and Series A preferred stock to satisfy certain reverse recapitalization costs	195,452	1,954,520	4,887	—	(1,954,540)	—	(1,954,540)
Recognition of Public Warrants upon the reverse recapitalization	—	—			(1,336,863)	—	(1,336,863)
Issuance of Common Stock from the Lincoln Park Purchase Agreement	—	—	42,048	4	2,099,993	—	2,099,997
Issuance of Common Stock warrants in connection with the June 2023 Convertible Notes (net of issuance cost of $160,345)	—	—	—	—	2,351,414	—	2,351,414
Issuance of Common Stock upon conversion of convertible preferred stock	(650,000)	(6,500,000)	32,500	3	6,499,997	—	6,500,000
Issuance of Common Stock from option exercises	—	—	129	—	6,999	—	6,999
Issuance of Common Stock from releases of restricted stock units	—	—	9,793	2	(2)	—	—
Restricted stock units used for tax withholdings	—	—	(1,749)	(1)	(33,902)	—	(33,903)
Stock-based compensation	—	—	—	—	2,490,409	—	2,490,409
Net loss	—	—	—	—	—	(20,710,446)	(20,710,446)
Balance as of December 31, 2023	2,388,905	$23,889,050	922,362	$92	$64,744,838	$(97,290,851)	$(32,545,921)
Issuance of Common Stock	—	—	40,000	4	199,996	—	200,000
Fractional shares issued for stock split	—	—	25,635	3	(3)	—	—
Common stock issued for services	—	—	12,500	1	—	—	1
Issuance of Common Stock to extinguish debt	—	—	19,234,912	1,924	25,049,831	—	25,051,755
Issuance of Common Stock from releases of restricted stock units	—	—	52,789	6	(6)	—	—
Restricted stock units used for tax withholdings	—	—	(13,960)	(2)	(73,202)	—	(73,204)
Issuance of warrants	—	—	—	—	2,180,522	—	2,180,522
Stock-based compensation	—	—	—	—	1,866,095	—	1,866,095
Net loss	—	—	—	—	—	(34,515,754)	(34,515,754)
Balance as of December 31, 2024	2,388,905	$23,889,050	20,274,238	$2,028	$93,968,071	$(131,806,605)	$(37,836,506)

(1) The number of shares of convertible preferred stock and common stock issued and outstanding prior to the Business Combination have been retroactively adjusted by the Exchange Ratio to give effect to the reverse recapitalization treatment of the Business Combination. See Note 1 - Description of Business and Note 3 - Reverse Recapitalization for more information.

(2) Periods presented have been adjusted to reflect the 1-for-40 reverse stock split on July 23, 2024. See Note 2 – Summary of Significant Accounting Policies for additional information.

The accompanying notes are an integral part of the consolidated financial statements.

NUBURU, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(34,515,754)	$(20,710,446)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	790,529	505,898
Stock-based compensation	1,866,095	2,490,409
Change in fair value of warrant liabilities	(2,109,904)	(1,766,513)
Change in fair value of derivative liability	(141,100)	—
Inventory reserve adjustments	28,012	840,467
Operating lease right-of-use asset	383,753	319,426
Amortization of debt discount	2,381,617	416,636
Amortization of deferred financing costs	590,740	105,924
Loss on extinguishment of debt	20,504,307	—
Changes in operating assets and liabilities:
Accounts receivable	482,279	(155,079)
Inventories	(203,494)	(1,613,781)
Prepaid expenses and other current assets	(6,494)	(268,118)
Accounts payable	1,585,696	2,715,504
Accrued expenses	2,108,562	116,001
Contract liabilities	(6,400)	(148,350)
Operating lease liability	(355,385)	(388,141)
Net cash used in operating activities	(6,616,941)	(17,540,163)
Cash Flows from Investing Activities:
Purchase of property and equipment	—	(1,167,751)
Net cash used in investing activities	—	(1,167,751)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock	200,000	—
Proceeds from issuance of warrants	2,180,522	—
Proceeds from debt borrowings	1,796,824	—
Shareholder advances	644,936	—
Proceeds from issuance of Legacy Nuburu convertible promissory notes	—	4,100,000
Proceeds from issuance of June 2023 Senior Convertible Notes and Warrants	—	9,225,000
Proceeds from issuance of November 2023 Junior Notes and Warrants (net of original issue discount)	—	5,000,000
Proceeds from the exercise of stock options	—	6,999
Restricted stock units used for tax withholdings	(73,204)	(33,903)
Proceeds from reverse recapitalization	—	3,243,079
Proceeds from the issuance of preferred stock	—	5,000
Proceeds from issuance of Common Stock from the Lincoln Park Purchase Agreement	—	2,099,997
Payment of transaction costs related to the reverse recapitalization	—	(4,734,913)
Repayment of related party convertible promissory notes	—	(675,000)
Payment of deferred financing costs	(71,500)	(259,899)
Net cash provided by financing activities	4,677,578	17,976,360
NET CHANGE IN CASH DURING THE PERIOD	(1,939,363)	(731,554)
CASH AND CASH EQUIVALENTS ―BEGINNING OF PERIOD	2,148,700	2,880,254
CASH AND CASH EQUIVALENTS ―END OF PERIOD	$209,337	$2,148,700
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$263,939
Transfer of property and equipment from inventory	$154,971	$430,666
Transfer of property and equipment from prepaid expenses	$—	$198,600
Purchase of property and equipment in accounts payable and accrued expenses	$431,970	$540,028
Deferred financing costs included in accounts payable and accrued expenses	$712,363	$681,845
Transaction costs related to the reverse recapitalization not yet paid	$1,007,439	$1,007,439
Issuance of Common Stock upon conversion of preferred stock	$—	$65
Issuance of Common Stock upon extinguishment of debt	$25,051,755
Issuance of Common Stock upon conversion of preferred stock in connection with the reverse recapitalization	$—	$11,575,286

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

From inception through December 31, 2024, the Company has incurred operating losses and negative cash flows from operating activities. For the years ended December 31, 2024 and 2023, the Company has incurred net losses of $34,515,754 and $20,710,446, respectively, and the Company has an accumulated deficit of $131,806,605 as of December 31, 2024. The Company expects to continue to expand its operations, including by investing in manufacturing, sales and marketing, research and development, and infrastructure to support its growth. The Company anticipates that it will incur net losses for the foreseeable future and, even if it increases its revenue, there is no guarantee that it will ever become profitable. All of the aforementioned factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company plans to finance its operations with proceeds from the issuance and sale of equity securities or debt; however, there is no assurance that management's plans to obtain additional debt or equity financing will be successfully implemented or implemented on terms favorable to the Company. Until the Company can generate sufficient revenue to cover its operating expenses, working capital, and capital expenditures, the Company plans to rely on proceeds received from certain agreements executed subsequent to December 31, 2024, as further described in Note 16.

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

Restatement

See Note 15, “Restatement of Previously Issued Consolidated Financial Statements and Previously Issued Unaudited Interim Condensed Consolidated Financial Statements ”, for additional information regarding the restatement of amounts included in the Company's previously issued financial statements as of and for the year ended December 31, 2023 and for each of the quarterly periods ended March 31, 2024, June 30, 2024 and September 30, 2024.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Estimates and assumptions made by management include, but are not limited to, the Company's inventory reserve and valuation of stock-based awards, derivative liabilities, and warrants issued. Such estimates may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

Cash equivalents are defined as short term, highly liquid investments, which are readily convertible to cash and have remaining maturities of three months or less at the date of acquisition. Cash and cash equivalents are held in U.S. financial institutions or in custodial accounts with U.S. financial institutions. The Company currently has bank deposits with financial institutions in the U.S. that exceed Federal Deposit Insurance Corporation insurance limits of $250,000. The Company has not experienced any losses in such accounts, nor does the Company believe it is exposed to any significant credit risk on cash and cash equivalents. However, any loss incurred or lack of access to such funds could have a significant adverse impact on the Company's financial condition, results of operations, and cash flows. As of December 31, 2024 and 2023, substantially all of the cash on hand was considered cash equivalents.

Concentrations of Credit Risk, Other Risks and Uncertainties

The Company's financial instruments that are subject to credit risk consist primarily of cash and cash equivalents and accounts receivable. At December 31, 2024 and 2023, substantially all of the Company's cash and cash equivalents were held in one large financial institution located in the United States. Management believes the financial risk associated with these balances is minimal and has not experienced any losses to date. The Company generally requires deposits from its customers. The Company's accounts receivable are derived from billings to customers and it has not experienced any collection issues to-date.

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

The Company currently depends upon a small number of customers for a substantial portion of its revenue. During the year ended December 31, 2024, two customers accounted for 50% and 25% of the Company's revenue. During the year ended December 31, 2023, two customers accounted for 39% and 29% of the Company’s revenue. As of December 31, 2023, four customers accounted for 50%, 18%, and 13%, and 10% of the Company’s accounts receivable. The Company had no outstanding accounts receivable as of December 31, 2024. Loss of any of the Company's customers could have a material adverse effect on the Company's operations.

Fair Value of Financial Instruments

The fair value of the Company's assets and liabilities, including cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses, warrant liabilities, and derivative liabilities, which qualify as financial instruments under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 820 — Fair Value Measurement ("ASC 820") approximates the carrying amounts represented in the consolidated balance sheets, primarily due to their short-term nature.

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

The Company manufactures and sells its products to a broad range of customers. Customers are typically provided payment terms of 30 to 120 days. The Company has tracked historical loss information for its trade receivables and has not experienced any material credit losses to date. Management has also determined that there were no economic conditions present to warrant an allowance for credit losses as of December 31, 2023. As such, there was no allowance for credit losses recorded as of December 31, 2023. The Company had no outstanding accounts receivable as of December 31, 2024.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets being reviewed for impairment, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. There was no impairment loss recognized for the years ended December 31, 2024 or 2023.

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

In the event of the future consequences of differences between financial reporting bases and tax bases of assets and liabilities result in a deferred tax asset, the Company performs an evaluation of the probability of being able to realize future benefits indicated by such asset. A valuation allowance related to a net deferred tax asset is recorded when it is more likely than not that some portion or all of the net deferred tax asset will not be realized. The Company recorded a full valuation allowance as of December 31, 2024 and 2023, as it is more likely than not that the Company will not be able to utilize the net deferred tax assets in the foreseeable future (see Note 12, Income Taxes). The Company maintains valuation allowances until sufficient evidence exists to support the reversal of such valuation allowances.

The Company recognizes in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of operating expense. Management has evaluated the Company's tax positions and concluded the Company has taken no uncertain tax positions that would require adjustments to the financial statements to comply with the provisions of this guidance. As there were no uncertain tax positions as of December 31, 2024 and 2023, no interest or penalties were recorded to operating expenses. Tax returns filed by the Company remain open to federal and state income tax examinations through the statutory time periods.

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

Net Loss Per Common Share

The Company's basic net loss per common share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding for the period. Contingently issuable shares are included in the computation of basic net loss per share as of the date that all necessary conditions have been satisfied and issuance of the shares is no longer contingent. The Company's diluted net loss per share is computed by giving effect to all potential common stock equivalents outstanding for the period determined using the treasury stock method. For additional information on the Company's outstanding common stock equivalents excluded from the calculation of net loss per common share, see Note 13.

Recently Adopted Accounting Pronouncements

ASU 2023-07

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures, which expands public entities' segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. All disclosure requirements under ASU 2023-07 are also required for public entities with a single reportable segment. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and subsequent interim periods, with early adoption permitted. We adopted ASU 2023-07 on January 1, 2024 and the information presented in Note 14 reflects the enhanced disclosures.

New Accounting Pronouncements Not Yet Adopted

ASU 2023-09

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

ASU 2024-03

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

After giving effect to the Business Combination as described above, the number of shares of Common Stock and Series A preferred stock issued and outstanding immediately following the consummation of the Business Combination was as follows:

	Common Shares	Series A Preferred Shares
Tailwind public shares	7,905	—
Tailwind Sponsor Class B shares	208,885	—
Total shares of Tailwind common stock outstanding immediately prior to the Business Combination	216,790	—
Less: forfeiture of the Tailwind Sponsor Class B Common Stock other than 28,750 shares of Common Stock and 650,000 shares of Series A Preferred Stock	(180,135)	—
Tailwind Sponsor Series A Preferred Stock	—	650,000
Tailwind public shares issuance of Series A Preferred Stock	—	316,188
Legacy Nuburu shares	783,098	1,377,265
Lincoln Park Commitment Shares	5,000	—
Anzu Warrant Shares	—	500,000
Total shares of Nuburu Common Stock outstanding immediately after the Business Combination(1)(2)	824,753	2,843,453

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

NOTE 4. BALANCE SHEET COMPONENTS

Inventories, Net

Inventories, net as of December 31, 2024 and 2023 consisted of the following:

	Year ended December 31,
	2024	2023
Raw materials and supplies	$1,913,013	$1,973,634
Work-in-process	161,137	158,346
Finished goods	613,786	457,752
Inventories, gross	2,687,936	2,589,732
Less: inventory reserve	(1,161,469)	(1,133,457)
Inventories, net	$1,526,467	$1,456,275

During the years ended December 31, 2024 and 2023, the Company recorded net adjustments to inventories for LCNRV, obsolescence, or scrap of approximately $28,012 and $640,000, respectively. The adjustment to inventory during the year ended December 31, 2023 was primarily related to fully reserving inventory related to the Company's AO series as it shifted focus to producing the newer BLTM series, offset by scrap adjustments.

Property and Equipment, Net

Property and equipment, net as of December 31, 2024 and 2023 consisted of the following:

	Year ended December 31,
	2024	2023
Machinery and equipment	$7,203,592	$7,179,629
Leasehold improvements	897,948	897,948
Furniture and office equipment	205,897	205,897
Computer equipment and software	197,386	197,386
Property and equipment, gross	8,504,823	8,480,860
Less: accumulated depreciation and amortization	(3,670,094)	(2,829,884)
Property and equipment, net	$4,834,729	$5,650,976

Depreciation and amortization expense related to property and equipment was $790,529 and $505,898 for the years ended December 31, 2024 and 2023, respectively.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of December 31, 2024 and 2023 consisted of the following:

	Year ended December 31,
	2024	2023
Prepaid insurance	$123,959	$61,342
Other prepaid assets	28,521	94,653
Other current assets	10,269	260
Total prepaid expenses and other current assets	$162,749	$156,255

Accrued Expenses

Accrued expenses as of December 31, 2024 and 2023 consisted of the following:

	Year ended December 31,
	2024	2023
Accrued payroll and related benefits	$357,953	$754,904
Accrued legal, accounting and professional fees	2,448,594	838,865
Accrued transaction costs related to the reverse recapitalization	503,600	503,600
Accrued taxes payable	232,966	89,346
Accrued interest	560,501	87,265
Other	197,581	225,677
Total accrued expenses	$4,301,195	$2,499,657

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

The Company’s financial instruments that are carried at fair value consists of Level 1 and Level 3 assets and liabilities. Level 1 assets include highly liquid bank deposits and money market funds, which were not material as of December 31, 2024 and 2023. Level 1 liabilities include the Public Warrants and are classified as Level 1 due to the use of an observable market quote in an active market. The Company measured the fair value of the Public Warrants on the date of the Closing of the Business Combination based on the close price of the Public Warrant price. Level 3 liabilities include (i) the Junior Note Warrants (as defined in Note 8, Notes and Convertible Notes Payable), (ii) the August 2024 Convertible Note Derivative Liability (as defined and described in Note 8, Notes and Convertible Notes Payable) and (iii) the Legacy Nuburu Convertible Notes (as described in Note 3, Reverse Recapitalization), each of which is classified as Level 3 due to the use of unobservable inputs in the valuation of the liability. During the year ended December 31, 2024, no warrants were exercised.

The gains and losses from re-measurement of Level 1 and Level 3 financial liabilities are recorded as part of change in fair value of warrant liabilities and change in fair value of derivative liability in the consolidated statements of operations. There were no transfers between Level 1, Level 2, and Level 3 in any periods presented.

The following tables set forth the fair value of the Company’s financial liabilities by level within the fair value hierarchy as of December 31, 2024 and 2023:

	At December 31, 2024
	Level 1	Level 2	Level 3	Total
Junior Note Warrants	$—	$—	$128,615	$128,615
Convertible note derivative liability (1)	—	—	37,900	37,900

	At December 31, 2023
	Level 1	Level 2	Level 3	Total
Junior Note Warrants	$—	$—	$2,238,519	$2,238,519

(1) Represents the August 2024 Convertible Note Derivative Liability, as defined and described in Note 8, Notes and Convertible Notes Payable.

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

Level 3 Financial Liabilities

Junior Note Warrants

The following tables set forth a summary of the changes in fair value of the Company's Junior Note Warrants issued in November 2023:

Year Ended December 31,
2024
Fair value as of December 31, 2023	$2,238,519
Change in fair value	(2,109,904)
Fair value as of December 31, 2024	$128,615

Year Ended December 31,
2023
Fair value at issuance	$—
Recognition of Junior Note Warrants upon issuance	2,668,169
Change in fair value	(429,650)
Fair value as of December 31, 2023	$2,238,519

The aggregate fair value of the Junior Note Warrants was estimated using a Monte Carlo simulation based approach, a Level 3 valuation. The significant inputs to the calculation of the fair value of the Junior Note Warrant liability were as follows:

	Year Ended December 31,
	2024	2023
Common Stock Warrants:
Stock price	$0.03 - 0.67	$0.15 - 0.18
Expected term (in years)	3.9 - 4.9	4.9 - 5.0
Expected volatility	58.9% - 79.6%	66.3%
Risk-free interest rate	3.6% - 4.3%	3.8% - 4.1%
Expected dividend yield	0.0%	0.0%

August 2024 Convertible Note Derivative Liability

The following table sets forth a summary of the changes in fair value of the Company's August 2024 Convertible Note Derivative Liability:

Fair value as of December 31, 2023	$—
Initial recognition at fair value	179,000
Change in fair value	(141,100)
Fair value as of December 31, 2024	$37,900

The aggregate fair value of the August 2024 Convertible Note Derivative Liability was estimated using a Monte Carlo simulation based approach, a Level 3 valuation. The significant inputs to the calculation of the fair value of the August 2024 Convertible Note Derivative Liability during the year ended December 31, 2024 were as follows:

Year Ended December 31, 2024
August 2024 Convertible Note Derivative Liability:
Stock price	$0.51 - $1.82
Expected term (in years)	0.35 - 0.46
Expected volatility	253.0% - 285.4%
Risk-free interest rate	4.6% - 5.0%
Expected dividend yield	0.0%

NOTE 6. COMMITMENTS AND CONTINGENCIES

Operating Lease

The Company leases and occupies approximately 27,900 square feet of office space in Centennial, Colorado under a noncancelable operating lease agreement. The original term of the lease was set to expire in December 2024, however, in November 2023, the Company elected to extend the lease through June 2025. In recognition of the ROU asset and the related lease liability as of December 31, 2024, any further options to extend the lease term have not been included as the Company was not reasonably certain to exercise any such option.

	Year ended December 31,
	2024	2023
Operating lease cost	$411,751	$352,080

As of December 31, 2024 and 2023, the weighted-average remaining lease term was 0.5 years and 1.5 years, respectively, and the weighted-average discount rate used was 7.0% and 7.0%, respectively.

During the years ended December 31, 2024 and 2023, the Company recognized the following lease costs arising from the lease transaction:

	Year ended December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities	$383,383	$372,214
Right-of-use assets obtained in exchange for new operating lease liabilities	—	263,939

As of December 31, 2024, the future payments and interest expense for the operating lease are as follows:

Year Ending December 31,	Future Payments
2025	$240,834
Total undiscounted cash flows	240,834
Less: imputed interest	(3,465)
Present value of lease liabilities	$237,369

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

The Company is currently subject to two separate actions seeking default judgments for the alleged failure to pay amounts when due. CFGI, LLC is seeking a total judgment in the amount of $86,826 through the Superior Court of the Commonwealth of Massachusetts and Centennial Tech Industrial Owner, LLC is seeking a total judgment in the amount of $409,278 through the Arapahoe County Colorado District Court.

As of December 31, 2023, the Company was not involved in any material legal proceedings.

Purchase Commitments

As of December 31, 2024 and 2023, the Company had $466,798 and $602,335, respectively, in outstanding firm purchase commitments to acquire inventory and research and development parts from suppliers for the Company's ongoing operations.

Related Party Transactions

Ron Nicol paid director and officer insurance premiums of approximately $1.5 million on behalf of the Company because the Company did not have available cash to pay such amounts when due. The Company is obligated to repay such amount to Mr. Nicol, without interest or other charges. As of December 31, 2024, such amount is included in accounts payable on our consolidated balance sheet.

NOTE 7. REVENUE

The Company’s primary revenue-generating activity involves sales of high-powered lasers and related installation services. The Company has sales to customers throughout the U.S., Europe, and Asia. All sales are settled in U.S. dollars.

The following table presents revenue from contracts with customers disaggregated by geography:

	Year ended December 31,
	2024	2023
United States	$24,300	$1,760,350
Asia	9,112	117,835
Europe	118,715	207,347
Total	$152,127	$2,085,532

The following table presents revenue from contracts with customers disaggregated by the timing of revenue recognition:

	Year ended December 31,
	2024	2023
Revenue recognized at a point in time	$152,127	$2,080,532
Revenue recognized over time	—	5,000
Total	$152,127	$2,085,532

Contract liabilities consist of customer deposits that are applied to invoices as the performance obligation is performed. Accounts receivable and contract liabilities as of December 31, 2024 and 2023 were as follows:

	Accounts Receivable	Contract Liabilities
January 1, 2023	$327,200	$178,750
December 31, 2023	482,279	30,400
December 31, 2024	—	24,000

During the years ended December 31, 2024 and 2023, the Company recognized $30,400 and $32,500 of revenue that was included in the contract liabilities balance at the beginning of the reporting period, respectively.

NOTE 8. NOTES AND CONVERTIBLE NOTES PAYABLE

As of December 31, 2024 and 2023, the Company's outstanding debt consisted of the following. Please refer to the remainder of this footnote for more information on the debt issued during the periods presented.

	2024	2023
Current portion of notes payable:
Junior Notes Issued November 2023	$2,369,122	$5,500,000
August 2024 Convertible Notes	537,375	—
Additional August 2024 Convertible Notes	687,315	—
Promissory Note	1,053,824	—
Senior Convertible Notes Issued June 2023	4,683,069	—
Unamortized debt discount and deferred financing costs	(88,522)	(3,352,008)
Current portion of notes payable	$9,242,183	$2,147,992
Long-term portion of notes payable:
Senior Convertible Notes Issued June 2023	—	6,967,951
Total debt	$9,242,183	$9,115,943

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

The table below summarizes the outstanding principal amount of the Junior Notes to related parties:

	Year ended December 31,
Noteholder	2024	2023
David Seldin(1)	$762,211	$1,100,000
Eunomia, LP(2)	1,100,000	1,100,000
CST Global LLC(3)	—	220,000
Total Junior Notes - related parties	$1,862,211	$2,420,000

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

On March 5, 2025, in connection with certain sale of collateral, the outstanding Junior Notes were extinguished. For additional information, see Note 16.

Junior Notes Issued August 2024 (the "August 2024 Convertible Notes")

On August 6, 2024 and August 19, 2024, the Company entered into a subordinated convertible note agreement (the "August 2024 Convertible Note Agreement") with Esousa Group Holdings LLC ("Esousa") for the sale of convertible notes (the "August 2024 Convertible Notes”) in the aggregate principal amount of $673,000, issued at a discount of $25,000. The August 2024 Convertible Notes bear interest at 15% per annum, with principal and accrued interest due at maturity on February 6, 2025, unless earlier paid or converted into common stock. The notes are prepayable at any time prior to the maturity date without penalty. Upon the occurrence and continuance of an event of default or spin-off of a subsidiary, a default interest rate of an additional 5% per annum may be applied to any outstanding borrowings (in the case of an event of default only) and the investor may declare all outstanding principal plus accrued interest immediately due. Additionally, at any point after issuance, the investor has the option to convert the August 2024 Convertible Notes into common stock at the lower of (i) a fixed price of $2.03 or (ii) 80% of the lowest daily volume weighted-average price in the 10 trading days prior to such conversion date, subject to certain adjustments. Issuances of common stock on conversion are (i) subject to approval by NYSE American of a supplemental listing application, (ii) limited to an amount equal to 19.9% of the outstanding common stock as of the date of execution, until such time as the transaction is approved by stockholders and (iii) required to be registered with the SEC for resale. With certain exceptions, the Company is prohibited from issuing new securities until such stockholder approval is obtained and the registration statement registering the securities issuable under such notes has been effective for a period of at least 30 days (the “Restricted Period”). As of December 31, 2024, the effective interest rate of the August 2024 Convertible Notes was 180.2%, which reflects the impact of the August 2024 Convertible Note Derivative Liability, defined and described below.

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

The Company incurred $114,800 in deferred financing costs for legal fees related to the issuance of the August 2024 Convertible Notes. Additionally, in connection with the issuance of the August 2024 Convertible Notes, the Company issued warrants to a financial services firm as compensation for their services performed, the fair value of which was determined to be $40,657 and was recorded as a deferred financing cost. For additional information regarding these warrants, see Note 10.

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

The August 2024 Convertible Notes and Additional August 2024 Convertible Notes are unsecured and subordinated to the Company’s outstanding Senior Convertible Notes and Junior Convertible Notes in right of payment, whether in respect to payment or redemptions, interest, damages, upon liquidation or dissolution or otherwise.

In March 2025, the remaining August 2024 Convertible Notes were purchased by Indigo Capital and subsequently extinguished, as further described in Note 16.

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

As further described above, during August 2024, $687,315 of outstanding principal and accrued interest under the Senior Convertible Notes was purchased by another investor and subsequently exchanged for the issuance of a subordinated convertible note.

On December 16, 2024, the Lead Investor (as defined in the agreement governing the Senior Convertible Notes) issued a notice of default and acceleration, as well as a demand for payment, to the Company as a result of the failure of the Company to make certain required repayments under existing debt obligations, which constituted an event of default under the terms of the Senior Convertible Notes.

The table below summarizes the outstanding principal amount of the Senior Convertible Notes to related parties:

Investor	2024	2023
Wilson-Garling 2023 Family Trust(1)	$5,138,055	$5,138,055
David Seldin(2)	—	1,233,133
Eunomia, LP(3)	1,027,611	1,027,611
Curtis N Maas Revocable Trust(4)	102,761	102,761
Total Senior Convertible Notes - related parties	$6,268,427	$7,501,560

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

On March 5, 2025, in connection with certain sale of collateral, the outstanding Senior Convertible Notes were extinguished. For additional information, see Note 16.

Promissory Note

In October 2024, the Company entered into an unsecured promissory note (the "Promissory Note") with an investor for a principal amount of $1,053,824. The Promissory Note is subordinated to the Company's other outstanding debt instruments, accrues interest at 8% per annum and matures in October 2025. The notes are prepayable at any time prior to the maturity date without penalty. Upon an event of default, the investor may require all outstanding and accrued interest immediately due and payable. In early 2025, the Company entered into an amendment to the settlement and mutual release agreement with Liqueous, which settled the Promissory Note through the issuance of the February 2025 Pre-Funded Warrants, as defined and further described in Note 16.

Extinguishments

During the year ended December 31, 2024, the Company issued 19,234,912 shares to noteholders to extinguish an aggregate $5,645,471 of principal and accrued interest under the Senior Notes and Junior Notes. The reacquisition value of the debt was higher than the related carrying value, and thus resulted in an aggregate net loss on debt extinguishment of $20,504,307 recorded in the cconsolidated statement of operations.

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

Redemption

On the second anniversary of the Closing Date, or January 31, 2025 (the “Test Date”), the Company is obligated to redeem the maximum portion of the Preferred Stock permitted by law in cash at an amount equal to the Original Issuance Price as of such date if the Conversion Price exceeds the VWAP. If, on the Test Date, the Conversion Price is equal to or less than the VWAP, the Company must convert all shares of Preferred Stock then outstanding into shares of the Company’s Common Stock at the then applicable Conversion Price. Notwithstanding the foregoing, the Company shall not be required to redeem any shares of Preferred Stock to the extent the Company does not have legally available funds to effect such redemption. The mandatory redemption and conversion provisions described herein are further subject to certain limitations detailed in the Certificate of Designations. As a result of such redemption feature, the Company recorded the Preferred Stock at its redemption value and classified the Preferred Stock as mezzanine equity on the consolidated balance sheet through January 31, 2025. As the Conversion Price of the Preferred Stock exceeded the VWAP on the January 31, 2025 Test Date, the Company was obligated to redeem the Preferred Stock beginning at that time and, as such, reclassified such Preferred Stock from mezzanine equity to a long-term liability on January 31, 2025.

Series A Preferred Stock Issuances

The Company is authorized to issue 50,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2024 and 2023, there were 2,388,905 shares of preferred stock issued and outstanding, respectively.

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

Legacy Nuburu entered into an engagement letter with Anzu Partners on August 30, 2022 pursuant to which Legacy Nuburu, in recognition of past Services, (i) agreed to pay $500,000 to Anzu Partners upon the closing of the Business Combination and (ii) issued a warrant with a strike price of $0.01 per share to Anzu Partners for 500,000 shares of Preferred Stock (the “Anzu Partners Warrant”). This warrant was exercised by Anzu Partners in connection with the Closing and the $500,000 payment was made during the year ended December 31, 2023.

Conversions

In November 2023, a holder of Series A Preferred Stock converted 650,000 shares of Series A Preferred Stock to 32,500 shares of Common Stock under the terms described under "Conversion Rights" above.

NOTE 10. WARRANTS

The following table provides a summary of the number of the Company's outstanding warrants:

	Year Ended December 31,
	2024	2023
Liability classified warrants:
Junior Note Warrants	859,315	550,000
Public Warrants	417,770	417,770
Total liability-classified warrants outstanding	1,277,085	967,770

Equity classified warrants:
June 2023 Senior Note Warrants	335,210	335,210
Pre-Funded Warrants	837,116	—
August 2024 Warrants Issued with Junior Notes	19,892	—
Total equity-classified warrants outstanding	1,192,218	335,210

Liability Classified Warrants

November 2023 Junior Note Warrants

In connection with the Junior Notes discussed in Note 8 - Notes and Convertible Notes Payable the Company issued the Junior Note Warrants to purchase up to 550,000 shares of the Company's common stock. The Junior Note Warrants currently outstanding have an exercise price equal to $5.00 per share (subject to adjustment per the Junior Note Purchase Agreements) and expire on December 6, 2028. The Junior Note Purchase Agreements also provide for additional warrants to be issued if the Junior Notes remain outstanding for certain periods of time: (i) if the Junior Notes have not been repaid six months after issuance, additional warrants will be issued to each Lender in an amount equal to the principal amount of the Note multiplied by 25%, and such quotient divided by a per share cash exercise price equal to 120% of the Volume Weighted Average Price ("VWAP") of the Company's Common Stock during the ten trading days immediately prior to issuance and (ii) if the Junior Notes have not been repaid nine months after issuance, additional warrants will be issued to each Lender in an amount equal to the principal amount of the Note multiplied by 25%, and such quotient divided by a per share cash exercise price equal to 120% of the VWAP of the Company's Common Stock during the ten trading days immediately prior to issuance. As a portion of the Junior Notes were outstanding at each of May 13, 2024 and August 13, 2024, the Company was required to issue 309,315 additional warrants pursuant to the Junior Note Purchase Agreements during the year ended December 31, 2024.

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

Public Warrants

In connection with the closing of the Business Combination, Nuburu assumed the 16,710,785 Public Warrants outstanding on the date of Closing. As of December 31, 2024, all 417,770 Public Warrants remain outstanding. However, on December 12, 2023, the NYSE notified the Company and publicly announced that the NYSE had determined to (a) commence proceedings to delist the Company’s Public Warrants, each whole Public Warrant exercisable to purchase one share of the Company’s common stock at a price of $460.00 per share, and listed to trade on the NYSE under the symbol “BURU WS”, and (b) immediately suspend trading in the Public Warrants due to “abnormally low” trading price levels. As such, the Public Warrants were determined to have no value in the financial statements as of December 31, 2024.

Each whole Public Warrant entitles the registered holder to purchase one share of Common Stock at a price of $460.00 per share, subject to adjustment as discussed below, at any time commencing 30 days after the completion of the Business Combination. Pursuant to the Warrant Agreement, a Public Warrant holder may exercise its warrants only for a whole number of shares of Common Stock. The Public Warrant will expire five years after the completion of the Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

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

Equity Classified Common Stock Warrants

June 2023 Senior Note Warrants

In connection with the issuance of Senior Convertible Notes discussed in Note 8 - Notes and Convertible Notes Payable, the Company issued the Senior Note Warrants to purchase up to 287,972 shares of the Company's common stock pursuant to the June 12, 2023 Purchase Agreement and 47,238 shares of Common Stock pursuant to the June 16, 2023 Purchase Agreement. The Senior Note Warrants have an exercise price equal to $41.20 per share and expire on June 23, 2028.

As the Senior Note Warrants were part of a bundled transaction, the gross proceeds from the issuance of $9,225,000 were allocated to the Senior Convertible Notes and the Senior Note Warrants based on their respective relative fair value upon issuance. The aggregate fair value of the Senior Note Warrants of $3,401,366 was estimated using the Black-Scholes option-pricing model with the following assumptions:

Upon Issuance
Common Stock Warrants:
Expected term (in years)	5.0
Expected volatility	47.9%
Risk-free interest rate	4.0%
Expected dividend yield	0.0%

The allocated proceeds from the Senior Note Warrants of $2,511,759 were recorded in additional paid-in capital in the consolidated balance sheets upon issuance of the Senior Note Warrants.

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

During the year ended December 31, 2024, the Company issued 837,116 pre-funded warrants, for total cash proceeds of $2,139,866 in pre-funded warrants pursuant to the Program. Each pre-funded warrant entitles the holder to purchase one share of common stock at an exercise price ranging from 125% to 140% of the relevant pre-funded warrant purchase price. The pre-funded warrant is exercisable any time after issuance through five years. No pre-funded warrants were exercised during the year ended December 31, 2024. The proceeds from the issuance of the pre-funded warrants were recorded to additional paid-in capital in the consolidated balance sheets. In early 2025, the Company entered into the Amendment to the Settlement with Liqueous, each as defined and described in Note 16, which among other things modified the Company's Pre-Funded Warrants. For additional information, see Note 16. The Program is no longer being utilized.

August 2024 Warrants Issued with Junior Notes

As discussed in Note 8, in connection with the issuance of the August 2024 Convertible Notes, the Company issued an aggregate 19,892 warrants to a financial services firm as compensation for their services performed, the fair value of which was determined to be $40,657 and was recorded as a deferred financing cost and associated additional paid-in capital in the consolidated balance sheet, as the warrants were determined to be equity classified. The warrants are exercisable through payment of an exercise price ranging from $2.18 to $3.18, subject to certain customary antidilution adjustments, at any time after issuance through the expiration date in August 2029.

NOTE 11. STOCK-BASED COMPENSATION

As of December 31, 2024, the Company had an active stock-based incentive compensation plan and an employee stock purchase plan: the 2022 Equity Incentive Plan (the “2022 Plan”) and the 2022 Employee Stock Purchase Plan (the “ESPP”). All new equity compensation grants are issued under these two plans; however, outstanding awards previously issued under inactive plans will continue to vest and remain exercisable in accordance with the terms of the respective plans.

The 2022 Plan provides for the grant of stock and stock-based awards including stock options, restricted stock, restricted stock units, performance awards, and stock appreciation rights. As of December 31, 2024, there are 66,000 shares available for grant under the 2022 Plan and approximately 10,000 shares available for grant under the ESPP.

Stock-Based Compensation Expense

Total stock-based compensation expense recognized in the Company’s consolidated statements of operations is classified as follows:

	Year ended December 31,
	2024	2023
Cost of revenue	$466,658	$640,847
Research and development	476,666	617,386
Selling and marketing (1)	(181,160)	266,675
General and administrative	1,103,931	965,501
Total stock-based compensation expense	$1,866,095	$2,490,409

_______________

(1)
Includes the reversal of stock compensation expense due to the departure of our Chief Marketing and Sales Officer in April 2024 and the resultant forfeiture of his unvested awards.

The Company’s stock-based compensation expense is based on the value of the portion of stock-based payment awards that are ultimately expected to vest. During the years ended December 31, 2024 and 2023, stock-based compensation relating to stock-based awards granted to consultants was $178,877 and $458,174, respectively.

Restricted Stock Units

The Company grants Restricted Stock Units ("RSUs") to its employees for their services with a liquidity event requirement. The RSUs granted to employees vest over a period of time from the grant date and are subject to the participants continuing service to the Company over the period. The following table shows a summary of the Company's RSUs outstanding as of December 31, 2024 as well as activity the year then ended:

	RSUs
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2023	22,213	$208.80
RSUs granted	45,725	$5.38
RSUs vested	(52,789)	$24.33
RSUs forfeited	(10,587)	$94.46
Unvested at December 31, 2024	4,562	$223.07

The total grant date fair value of RSUs awarded was $246,000 and $1,709,217 for the years ended December 31, 2024 and 2023, respectively. The total grant date fair value of RSUs vested was $1,284,257 and $1,730,895 for the years ended December 31, 2024 and 2023, respectively.

As of December 31, 2024, total unrecognized stock-based compensation costs related to RSUs was $995,162, which is expected to be recognized over a remaining weighted average period of 0.84 years. As of December 31, 2024, all of the outstanding RSUs are expected to vest.

Stock Options

The Company's outstanding stock options generally expire 10 years from the date of grant and are exercisable when the options vest, generally over four years, the majority of which vest at a rate of 25% on the first anniversary of the grant date, with the remainder vesting ratably each month over the next three years. A summary of stock option activity is as follows:

	Number of Stock Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2023	188,865	$74.41	7.9	$—
Options granted	64,564	$2.77
Options exercised	—	$—
Options cancelled or forfeited	(34,999)	$152.01
Options outstanding at December 31, 2024	218,430	$40.80	7.1	$7,375.15
Options exercisable at December 31, 2024	143,214	$49.70	6.1	$7,375.15
Options vested and expected to vest at December 31, 2024	218,430	$40.80	7.0	$7,375.15

The weighted-average grant date fair value of options granted to employees and consultants was $3.17 and $19.20 per share for the years ended December 31, 2024 and 2023, respectively.

Aggregate intrinsic value represents the difference between the estimated fair value of the underlying Common Stock and the exercise price of outstanding, in-the-money options. The aggregate intrinsic value of options exercised was nil and $1,040 for the years ended December 31, 2024 and 2023, respectively.

As of December 31, 2024, total unrecognized stock-based compensation cost related to stock options was $702,471, which is expected to be recognized over a weighted-average period of 2.21 years.

Determining the appropriate fair value of stock based awards requires the input of subjective assumptions including the fair value of the Company’s Common Stock, the expected life of the option, and expected stock price volatility. The Company used the Black Scholes option pricing model to value its stock option awards.

The Company estimates the fair value of the options utilizing the Black-Scholes option pricing model, which is dependent upon several variables, including expected option term, expected volatility of the Company’s share price over the expected term, expected risk-free interest rate over the expected option term, and expected dividend yield rate over the expected option term, and actual forfeiture rates. A summary of the assumptions the Company utilized for option grants during the years ended December 31, 2024 and 2023, respectively, are as follows:

	Year ended December 31,
	2024	2023
Expected term (in years)	4.0	0.75-5.0
Expected volatility	47.8% - 55.0%	44.9%-47.6%
Risk-free interest rate	4.0% - 4.5%	3.8%-5.5%
Expected dividend yield	0.0%	0.0%

Common Stock Issued for Services

During the year ended December 31, 2024, the Company paid for certain services through the issuance of 12,500 fully vested common stock. The common stock awards are equity-classified, and compensation expense was recognized based on the fair value of the Company's common stock on the date of issuance. Stock-based compensation expense associated with the awards was immaterial for the twelve months ended December 31, 2024.

NOTE 12. INCOME TAXES

Due to its current operating losses, the Company recorded zero income tax expense during the years ended December 31, 2024 and 2023. During these periods, the Company’s activities were limited to U.S. federal and state tax jurisdictions, as it does not have any significant foreign operations.

A summary of the sources of differences between income taxes at the federal statutory rate and the provision for income taxes for the years ended December 31, 2024 and 2023, respectively, is as follows:

	Year Ended December 31,
	2024	2023
Tax benefit at the statutory rate	$(7,249,161)	$(4,346,294)
Increase (decrease) in taxes resulting from:
State taxes	(1,583,965)	(400,290)
Stock-based compensation	34,599	82,430
Research and development tax credits	(100,311)	(418,321)
Loss on debt extinguishment	4,305,904	—
Deferred tax true-ups and other	(1,037,064)	(167,497)
Change in valuation allowance	5,629,998	5,249,972
Total income tax expense (benefit)	$—	$—

Significant components of the Company's deferred income tax assets and liabilities are as follows:

	As of December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$16,979,615	$13,095,540
Research and development credits	1,310,860	1,647,502
Capitalized pre-business expenses	3,860,144	2,229,904
Accrued expenses	219,423	124,458
Stock-based compensation	1,019,432	899,453
Inventory reserve	282,905	243,070
Operating lease liability	57,817	127,116
Capitalized §174 research and development costs	1,966,559	1,905,522
Unrealized derivative gain/loss	34,368	—
Total deferred tax assets before valuation allowance	25,731,123	20,272,565
Less valuation allowance	(25,386,669)	(19,756,671)
Total deferred tax assets	344,454	515,894
Deferred tax liabilities
Fixed assets	(295,152)	(390,191)
Right-of-use assets	(49,302)	(125,703)
Total deferred tax liabilities	(344,454)	(515,894)
Net deferred tax asset (liability)	$—	$—

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

Due to the Company’s history of cumulative losses and after considering all the available objective evidence, management concluded that it is not more likely than not that all of the Company’s net deferred tax assets will be realized in the future. Accordingly, the Company’s deferred tax assets, which include net operating loss (“NOL”) carryforwards and tax credits related primarily to research and development, continue to be subject to a valuation allowance as of December 31, 2024 and 2023. The Company expects to continue to maintain a full valuation allowance until there is sufficient evidence to support recoverability of its deferred tax assets.

As of December 31, 2024 and 2023, the Company had approximately $72 million and $56 million, respectively, of unused federal net operating losses and approximately $53 million and $30 million, respectively, of unused state net operating loss carryforwards, that may be applied against future federal and state taxable income. If not utilized, the Company has approximately $1.8 million of federal and $1.3 million of state carryforwards as of December 31, 2024 and 2023, that expire in the year 2035 through 2038 with the remainder having an indefinite carryforward yet being subject to 80% limitation as a result of the Tax Cuts and Jobs Act. In addition, the Company had federal research credit carryforwards as of December 31, 2024 and 2023 of approximately $1.3 million and $1.6 million, respectively, of which will expire in the year 2035 through 2044, if not utilized.

As of December 31, 2024 and 2023, the Company has determined that it is more likely than not that the Company will not recognize the future tax benefit of the loss carryforwards and the capital losses, and has recognized a valuation allowance of approximately $25.4 million and $19.2 million, respectively. The valuation allowance increased by approximately $5.6 million during the year ended December 31, 2024.

Utilization of the NOL carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended, and similar state provisions. Generally, in addition to certain entity reorganizations, the limitation applies when one or more "5-percent stockholders" increase their ownership, in the aggregate, by more than 50 percentage points over a 36-month time period testing period, or beginning the day after the most recent ownership change, if shorter. The Company has determined that a Section 382 change in ownership occurred during the year ended December 31, 2023. As a result of this change in ownership, we expect that certain of the Company's NOLs may not be utilized in the future to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. However, due to the full valuation allowance recorded as of December 31, 2024, the limitation does not affect the Company's results of operations for the periods presented.

A reconciliation of the federal income tax rate to the Company’s effective tax rate for the years ended December 31, 2024 and 2023 is as follows:

	Year Ended December 31,
	2024	2023
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	4.6%	1.9%
Stock-based compensation	-0.1%	-0.4%
General business credits	0.3%	2.0%
Loss on extinguishment of debt	-12.5%	0.0%
Deferred tax true-ups and other	3.0%	0.8%
Change in valuation allowance	-16.3%	-25.3%
Income tax provision	0.0%	0.0%

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2024	$—
Additions based on tax positions related to 2024	25,078
Additions for tax positions of prior years	411,876
Balance as of December 31, 2024	$436,954

NOTE 13. NET LOSS PER SHARE

Diluted earnings per share ("EPS") includes the dilutive effect of Common Stock equivalents and is computed using the weighted-average number of Common Stock and Common Stock equivalents outstanding during the reporting period. Diluted EPS during the years ended December 31, 2024 and 2023 excluded Common Stock equivalents because the effect of their inclusion would be anti-dilutive or would decrease the reported loss per share. The following table sets forth securities outstanding that could potentially dilute the calculation of diluted earnings per share:

	Year ended December 31,
	2024	2023
Stock options outstanding	218,430	188,865
Junior Note Warrants	859,315	550,000
Public Warrants	417,770	417,770
June 2023 Senior Note Warrants	335,210	335,210
Pre-Funded Warrants	837,116	—
August 2024 Warrants Issued with Junior Notes	19,892	—
Unvested restricted stock units	4,562	22,213
If-converted Common Stock from Series A Preferred Stock(1)	119,445	151,945
If-converted Common Stock from convertible notes	16,657,280	335,661
Total	19,469,020	2,001,664

(1) Assumes that all shares of Series A Preferred Stock are converted into Common Stock at a conversion rate equal to $0.25 divided by $5.00 (adjusted by the Reverse Stock Split), representing the maximum number of shares issuable to holders of Series A Preferred Stock.

NOTE 14. SEGMENT REPORTING

Operating segments are defined as components of an entity about which discrete financial information is evaluated regularly by the Chief Operating Decision Maker ("CODM") in deciding how to allocate resources and assess performance. The Company operates and manages its business as one business segment, which is high-power, high-brightness blue laser technology. Accordingly, the Company has one reportable segment. The Company has a single management team that reports to the Chief Executive Officer, the Company's CODM, who comprehensively manages the entire Company. The accounting policies of the segment are the same as those described in the summary of significant accounting policies.

When evaluating the Company’s financial performance, the CODM is regularly provided with more detailed expense information than what is included in the Company’s statements of operations. The CODM uses net loss, as reported in the consolidated statements of operations, in evaluating the performance of the segment. Decisions regarding resource allocation are made primarily during the annual budget planning process and reallocated as needed throughout the year. The measure of segment assets is reported on the balance sheets as total assets.

The following table shows a reconciliation of the Company’s net loss, including the significant expense categories regularly provided to and reviewed by the CODM, as computed under U.S. GAAP, to the Company’s total net loss in the consolidated statements of operations:

	Year Ended December 31,
	2024	2023

Revenue	$152,127	$2,085,532
Cost of revenue:
Materials	57,867	944,615
Direct labor	1,336,722	1,457,823
Direct job costs	222,835	2,833,893
Overhead	588,052	459,102
Total cost of revenue	2,205,476	5,695,433
Gross margin	(2,053,349)	(3,609,901)
Operating expenses:
Research and development	1,821,816	5,462,680
Selling and marketing	468,074	1,539,690
General and administrative	8,807,651	11,117,525
Total operating expenses	11,097,541	18,119,895
Other segment items (1)	(21,364,864)	1,019,350
Segment net loss	$(34,515,754)	$(20,710,446)

(1) Other segment items consist of interest income, interest expense, change in fair value of warrant liabilities, change in fair value of derivative liability, loss on extinguishment of debt and other income, net.

NOTE 15. RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS AND PREVIOUSLY ISSUED UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the preparation of the Company's consolidated financial statements as of and for the year ended December 31, 2024, the Company identified the following two misstatements:

•
Junior Note Deferred Financing Cost Misstatement: Amortization of deferred financing costs were improperly presented within general and administrative, rather than in interest expense, on the Company's consolidated statements of operations for the year ended December 31, 2023 and its condensed consolidated statements of operations for the quarters and year-to-date periods ended March 31, 2024, June 30, 2024 and September 30, 2024. There was no impact on the consolidated balance sheets, consolidated statements of changes in stockholders' deficit or consolidated statements of cash flows in any period as a result of the Junior Note Deferred Financing Cost Misstatement.
•
Senior Convertible Notes Misstatement: In late 2fif023, the Senior Convertible Notes were exchanged and, in accordance with the terms of the exchange, accrued and unpaid interest from the issuance date of the Senior Convertible Notes through the exchange date was to be added to the principal balance at that time, however, the Company did not properly add such accrued interest to principal, resulting in an (i) understatement of the principal amount of the Senior Convertible Notes and overstatement of accrued interest on the consolidated balance sheets as of December 31, 2023 and as of March 31, 2024, June 30, 2024, and September 30, 2024, (ii) understatement of interest expense in the consolidated statements of operations for the year ended December 31, 2023 and the condensed consolidated statements of operations for the quarters and year-to-date periods ended March 31, 2024, June 30, 2024 and September 30, 2024 and (iii) overstatement of the loss on extinguishment of debt in the condensed consolidated statements of operations for the quarters and year-to-date periods ended June 30, 2024 and September 30, 2024, when certain of the Senior Convertible Notes were extinguished. The impact to the consolidated income statements also impacts the same line items presented on the consolidated statements of changes in stockholders' deficit and consolidated statements of cash flows.

The Board of Directors and management, upon the recommendation of the Audit Committee of the Board of Directors, concluded on April 11, 2025 that the Company’s previously issued financial statements as of and for the year ended December 31, 2023 and unaudited condensed consolidated financial statements as of and for each of the interim quarterly periods ended March 31, 2024, June 30, 2024 and September 30, 2024 should no longer be relied upon due to material misstatements, and that the Company would restate such financial statements to (i) properly reclassify the amortization of deferred financing costs within interest expense and (ii) properly account for the impact to principal, accrued interest, interest expense and loss on extinguishment of debt related to the exchange of the Senior Convertible Notes.

The Company’s management and the Audit Committee have discussed the matters herein disclosed in this Form 10-K with WithumSmith+Brown, P.C., the Company’s independent registered public accounting firm.

The Company has not filed, and does not intend to file, amendments to the previously filed Quarterly Reports on Form 10-Q for the quarters ended March 31, 2024, June 30, 2024 and September 30, 2024, but instead is restating its unaudited interim condensed consolidated financial statements in this 10-K.

The corrections to (i) the year ended December 31, 2023 presented in this 10-K and (ii) the quarters ended March 31, 2024, June 30, 2024 and September 30, 2024 to be presented in the Company's upcoming Form 10-Qs to be filed during 2025 are as follows:

Consolidated Balance Sheets

	As of December 31, 2023
	Originally Reported	Senior Convertible Notes Restatement Adjustment	As Restated
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Accrued expenses	$2,750,305	$(250,648)	$2,499,657
Total current liabilities	$10,028,688	$(250,648)	$9,778,040
Convertible notes payable	$6,713,241	$254,710	$6,967,951
Total liabilities	$19,217,817	$4,062	$19,221,879
Stockholders’ Deficit
Accumulated deficit	$(97,286,789)	$(4,062)	$(97,290,851)
Total Stockholders’ Deficit	$(32,541,859)	$(4,062)	$(32,545,921)

	As of March 31, 2024
	Originally Reported	Senior Convertible Notes Restatement Adjustment	As Restated
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Accrued expenses	$3,248,847	$(246,202)	$3,002,645
Total current liabilities	$12,441,326	$(246,202)	$12,195,124
Convertible notes payable	$6,713,241	$254,710	$6,967,951
Total liabilities	$21,509,495	$8,507	$21,518,002
Stockholders’ Deficit
Accumulated deficit	$(102,987,442)	$(4,445)	$(102,991,887)
Total Stockholders’ Deficit	$(37,430,270)	$(4,445)	$(37,434,715)

	As of June 30, 2024
	Originally Reported	Senior Convertible Notes Restatement Adjustment	As Restated
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Accrued expenses	$4,316,645	$(246,332)	$4,070,313
Total current liabilities	$13,502,361	$(246,332)	$13,256,029
Convertible notes payable	$5,385,147	$204,321	$5,589,468
Total liabilities	$19,339,515	$(42,011)	$19,297,504
Stockholders’ Deficit
Accumulated deficit	$(115,674,830)	$48,505	$(115,626,325)
Total Stockholders’ Deficit	$(34,841,521)	$48,505	$(34,793,016)

	As of September 30, 2024
	Originally Reported	Senior Convertible Notes Restatement Adjustment	As Restated
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Accrued expenses	$4,443,179	$(244,997)	$4,198,182
Total current liabilities	$15,672,672	$(244,997)	$15,427,675
Convertible notes payable	$4,511,880	$171,188	$4,683,068
Total liabilities	$20,266,885	$(73,809)	$20,193,076
Stockholders’ Deficit
Accumulated deficit	$(120,052,352)	$31,797	$(120,020,555)
Total Stockholders’ Deficit	$(36,343,647)	$31,797	$(36,311,850)

Consolidated Statements of Operations

	Year Ended December 31, 2023
	Originally Reported	Junior Note Deferred Financing Cost Restatement Adjustment	Senior Convertible Notes Restatement Adjustment	As Restated
General and administrative	$11,223,449	$(105,924)	$-	$11,117,525
Interest expense	$754,549	$105,924	$4,062	$864,535
Loss before provision for income taxes	$(20,706,384)	$-	$(4,062)	$(20,710,446)
Net loss and comprehensive loss	$(20,706,384)	$-	$(4,062)	$(20,710,446)
Net loss per common share, basic and diluted	$(0.63)	$-	$-	$(0.63)

	Three Months Ended March 31, 2024
	Originally Reported	Junior Note Deferred Financing Cost Restatement Adjustment	Senior Convertible Notes Restatement Adjustment	As Restated
General and administrative	$2,889,345	$(236,550)	$-	$2,652,795
Interest expense	$950,867	$236,550	$4,445	$1,191,862
Loss before provision for income taxes	$(5,700,653)	$-	$(4,445)	$(5,705,098)
Net loss and comprehensive loss	$(5,700,653)	$-	$(4,445)	$(5,705,098)
Net loss per common share, basic and diluted	$(0.15)	$-	$-	$(0.15)

	Three Months Ended June 30, 2024
	Originally Reported	Junior Note Deferred Financing Cost Restatement Adjustment	Senior Convertible Notes Restatement Adjustment	As Restated
General and administrative	$2,111,018	$(170,570)	$-	$1,940,448
Interest expense	$941,614	$170,570	$3,769	$1,115,953
Loss on extinguishment of debt	$10,346,108	$-	$(52,274)	$10,293,834
Loss before provision for income taxes	$(12,687,388)	$-	$48,505	$(12,638,883)
Net loss and comprehensive loss	$(12,687,388)	$-	$48,505	$(12,638,883)
Net loss per common share, basic and diluted	$(7.60)	$-	$0.03	$(7.57)

	Six Months Ended June 30, 2024
	Originally Reported	Junior Note Deferred Financing Cost Restatement Adjustment	Senior Convertible Notes Restatement Adjustment	As Restated
General and administrative	$5,000,363	$(407,120)	$-	$4,593,243
Interest expense	$1,892,481	$407,120	$8,214	$2,307,815
Loss on extinguishment of debt	$10,346,108	$-	$(52,274)	$10,293,834
Loss before provision for income taxes	$(18,388,041)	$-	$44,060	$(18,343,981)
Net loss and comprehensive loss	$(18,388,041)	$-	$44,060	$(18,343,981)
Net loss per common share, basic and diluted	$(14.18)	$-	$0.03	$(14.15)

	Three Months Ended September 30, 2024
	Originally Reported	Junior Note Deferred Financing Cost Restatement Adjustment	Senior Convertible Notes Restatement Adjustment	As Restated
General and administrative	$1,941,085	$(144,311)	$-	$1,796,774
Interest expense	$929,046	$144,311	$3,250	$1,076,607
Loss on extinguishment of debt	$1,339,017	$-	$(35,048)	$1,303,969
Loss before provision for income taxes	$(4,377,522)	$-	$31,797	$(4,345,725)
Net loss and comprehensive loss	$(4,377,522)	$-	$31,797	$(4,345,725)
Net loss per common share, basic and diluted	$(1.12)	$-	$0.01	$(1.11)

	Nine Months Ended September 30, 2024
	Originally Reported	Junior Note Deferred Financing Cost Restatement Adjustment	Senior Convertible Notes Restatement Adjustment	As Restated
General and administrative	$6,941,448	$(551,431)	$-	$6,390,017
Interest expense	$2,821,527	$551,431	$11,464	$3,384,422
Loss on extinguishment of debt	$11,685,125	$-	$(87,322)	$11,597,803
Loss before provision for income taxes	$(22,765,563)	$-	$75,857	$(22,689,706)
Net loss and comprehensive loss	$(22,765,563)	$-	$75,857	$(22,689,706)
Net loss per common share, basic and diluted	$(10.45)	$-	$0.03	$(10.41)

Consolidated Statements of Cash Flows

	Year Ended December 31, 2023
	Originally Reported	Senior Convertible Notes Restatement Adjustment	As Restated
Net Loss	$(20,706,384)	$(4,062)	$(20,710,446)
Changes in operating assets and liabilities: Accrued expenses	$111,939	$4,062	$116,001

	Three Months Ended March 31, 2024
	Originally Reported	Senior Convertible Notes Restatement Adjustment	As Restated
Net Loss	$(5,700,653)	$(4,445)	$(5,705,098)
Changes in operating assets and liabilities: Accrued expenses	$520,042	$4,445	$524,487

	Six Months Ended June 30, 2024
	Originally Reported	Senior Convertible Notes Restatement Adjustment	As Restated
Net Loss	$(18,388,041)	$44,060	$(18,343,981)
Adjustments to reconcile net loss to net cash used in operating activities: Loss on extinguishment of debt	$10,346,108	$(52,274)	$10,293,834
Changes in operating assets and liabilities: Accrued expenses	$1,693,890	$8,214	$1,702,104

	Nine Months Ended September 30, 2024
	Originally Reported	Senior Convertible Notes Restatement Adjustment	As Restated
Net Loss	$(22,765,563)	$75,857	$(22,689,706)
Adjustments to reconcile net loss to net cash used in operating activities: Loss on extinguishment of debt	$11,685,125	$(87,322)	$11,597,803
Changes in operating assets and liabilities: Accrued expenses	$1,964,723	$11,464	$1,976,187

NOTE 16. SUBSEQUENT EVENTS

SFE EI Senior Note Settlement Agreement and Company Funding

On January 13, 2025, the Company entered into a letter agreement with S.F.E. Equity Investments SARL (“SFE EI”), pursuant to which SFE EI agreed to engage in efforts and commit capital to finance the operations of the Company for the next twelve months pursuant to a business plan focused on building a stable foundation for the future business (the “Transformation Plan”). In connection with the Transformation Plan, the Company agreed to certain governance changes.

Liqueous Settlement Agreement

On January 14, 2025, we entered into a settlement (the “Settlement”) and mutual release agreement with Liqueous LP (“Liqueous”) pursuant to which the parties provided an immediate mutual release of claims and obligations and Liqueous agreed to provide us with (i) payments for an aggregate of $1,000,000 in three installments, and (ii) a payment of $500,000 at such time as the parties are able to negotiate the amendment of the terms of outstanding pre-funded warrants held by Liqueous to reflect current market price. Following the Settlement with Liqueous, as amended, the ELOC provided for under the Master Agreement with Liqueous will not be implemented and no additional equity will be sold to Liqueous, other than as set forth in the Settlement, as amended.

On February 17, 2025, the Company entered into an amendment ("the Amendment") to the Settlement with Liqueous, pursuant to which the parties agreed to (i) settle the Promissory Note, described further in Note 8, through the issuance of 6,406,225 pre-funded warrants exercisable into common stock (the "February 2025 Pre-Funded Warrants"), (ii) modify certain outstanding Pre-Funded Warrants issued in connection with the Program, described further in Note 10, resulting in the issuance of 3,647,416 pre-funded warrants (the "Modified Pre-Funded Warrants"), together with the February 2025 Pre-Funded Warrants, (the "2025 Warrants") exercisable into common stock outstanding following the transaction and (iii) modify the remaining outstanding Pre-Funded Warrants issued in connection with the Program and concurrently issue 9,360,888 common shares of the Company as consideration for the settlement of such Pre-Funded Warrants. The exercise price for the 2025 Pre-Funded Warrants is substantially paid by the purchaser and, as a result, such warrants may be exercised into common stock in the future with a nominal exercise price payment. The Modified Pre-Funded Warrants and February 2025 Pre-Funded Warrants are exercisable anytime through September 2029 and February 2030, respectively. As of April 15, 2025, the Modified Pre-Funded Warrants, February 2025 Pre-Funded Warrants and common shares of the Company required to be issued in connection with the Amendment of the Settlement were not yet issued by the Company.

Trumar Capital LLC Acquisition Agreement

On February 19, 2025, the Company entered into a commitment letter with Trumar Capital LLC to acquire: (i) a license of certain technology that would allow the Company to expand its existing business within the defense sector; (ii) a controlling interest in a defense-tech company that specializes in the design, production, and outfitting of a diverse range of vehicles, including industrial and military applications, as well as electronic devices for defense and security, advanced telecommunications, and tracking systems; and (iii) a controlling interest in a Software as a Service (SaaS) startup focused on operational resilience. The Company’s Executive Chairperson owns a controlling interest in the SaaS target entity, and as a result, the proposed investment will be negotiated by, and authorized only with approval from, the independent board members, and will be subject to stockholder approval.

The anticipated investments will occur in stages. The first stage, which has been completed, involved the purchase of a 20% ownership interest in TCEI for an aggregate price of $1.5 million in cash plus $23.5 million in notes. Such notes carry a five-year maturity, a 10% annual interest rate, and a three-month grace period, followed by a monthly payment structure, and are cancellable if the full transaction does not close. The $1.5 million cash portion of the purchase price was provided by Indigo Capital LLC, to whom Nuburu issued a promissory note with a face amount of $1,578,495, maturity date of March 1, 2026, and conversion price equal to a 20% discount to the lowest VWAP during the 5 days prior to the conversion date.

The second stage, which will require both stockholder and regulatory approval, will involve the investment in additional ownership interests, resulting in Nuburu (i) having a controlling interest in the target entities and (ii) issuing Common Stock in excess of 19.9% of its outstanding Common Stock as part of the purchase price. Nuburu would also receive rights to appoint directors for each target entity, consistent with its percentage of ownership in each entity.

We also agreed to issue 6,086,957 shares of common stock to SFE EI as consideration for SFE EI escrowing approximately $4.2 million in assets for purposes of guaranteeing our performance obligations in connection with the TCEI acquisition. Issuances to SFE EI may not exceed 19.9% of the outstanding Common Stock until approved by stockholders.

Consummation of the full TCEI acquisition is subject to continued due diligence, receipt of an acceptable valuation from a third-party valuation firm, regulatory approvals, and stockholder consent.

On March 31, 2025, we also entered into a Joint Pursuit Agreement with the defense-tech company to allow both parties to jointly develop and market certain defense-related vehicles and services in advance of closing the full TCEI acquisition.

Humbl Share Exchange Agreement

On February 28, 2025, the Company entered into a share exchange agreement (“Equity Swap Agreement”) and master distribution agreement with HUMBL, Inc. (“HUMBL”). Under the terms of the Equity Swap Agreement, the Company agreed to issue $2 million in common stock to HUMBL and HUMBL agreed to issue an equal amount of Series C Preferred Stock to the Company. The issuance of shares by each party was contingent upon obtaining any required regulatory, exchange, or stockholder approvals and satisfying any applicable registration requirements. Subsequently, the parties have terminated such agreements and have no further obligations to each other in connection with such agreements.

Indigo Capital Convertible Notes

On March 3, 2025, the Company entered into the following transactions:

•
in exchange for a capital infusion of $1,500,000, the Company issued to Indigo Capital LLC ("Indigo Capital") a $1,578,495 face amount unsecured, convertible note. The note bears no interest for so long as it is not in default and has a March 1, 2026 maturity date and a conversion price equal to a 20% discount to the lowest VWAP during the 5 days prior to the conversion date;
•
in exchange for the extinguishment of the remaining August 2024 Convertible Notes held by Indigo Capital, which it purchased from Esousa on March 3, 2025, the Company issued to Indigo Capital a $894,708.31 face amount unsecured, convertible note that bears no interest for so long as it is not in default, and has March 1, 2026 maturity date and a conversion price equal to 33.33% of the lowest VWAP during the 5 days prior to the conversion date.

Issuances of common stock on conversion of such notes are limited to an amount equal to 19.9% of the outstanding common stock as of the date of execution, until such time as the transaction is approved by stockholders.

The transaction documents contain customary representations, warranties, and covenants, and the notes include customary events of default including, but not limited to, failure to pay amounts due when required, default in covenants, bankruptcy events, and suspension or delisting from trading of the common stock on an eligible exchange. The Company is also obligated to register for resale the shares issuable upon conversion of the notes.

Foreclosure Collateral Sale

On March 5, 2025, lenders holding certain outstanding Senior Convertible Notes held an auction for the sale of collateral securing the Company’s repayment obligations to such lenders. The auction resulted in the transfer of collateral to an affiliate of the senior secured lenders in exchange for a full discharge and extinguishment of the Company’s Junior and Senior Convertible Notes. All of the Company’s outstanding long-term indebtedness has been eliminated through a combination of the Company’s conversion of outstanding indebtedness over the course of the last year and the discharge and extinguishment of debt resulting from the lender’s collateral sale.

SYME Strategic Investment

On March 14, 2025, we entered into an up to $5.15 million in aggregate convertible facility with Supply@ME Capital Plc (“SYME”), a fintech platform focused on Inventory Monetisation© solutions for manufacturing and trading companies. This investment in SYME is anticipated to be funded by SFE EI (in exchange for approximately $3 million of convertible notes issued by Nuburu to SFE EI), and upon conversion is expected to result in Nuburu holding a controlling interest in SYME. Following approval by SYME stockholders, the Financial Conduct Authority, and The Panel on Takeovers and Mergers (collectively, the “Approvals”), we may convert amounts outstanding under the facility into ordinary shares of SYME at a fixed conversion rate of £0.00003 per ordinary share, with conversion shares accompanied by a warrant to acquire one additional ordinary share of SYME for every two ordinary shares of SYME issued on any conversion, with an exercise price of £0.000039, as well as the ability to exercise on a cashless basis. The Company’s Executive Chairman is the founder and current Chief Executive Officer of SYME, and as a result, the proposed investment was negotiated and approved by the independent board members.

SYME and its operating subsidiaries provide its platform for use by manufacturing and trading companies to access inventory trade solutions, enabling their businesses to generate cashflow, through a non-credit arrangement and without incurring debt. This is achieved by their existing eligible inventory being added to the platform and then monetised through purchases by third-party inventory funders. The inventory to be monetised can include warehoused goods waiting to be sold to end-customers or goods that are part of a typical import/export transaction. As of September 20, 2024, SYME had a pipeline of approximately £391.0m and approximately 15 employees.