Form 10-K/A
period 2024-12-31
Nuburu, Inc.
filed 2025-04-30
CIK 1814215

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

EXPLANATORY NOTE

Nuburu, Inc. (referred to herein as the “Company,” “Nuburu,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the year ended December 31, 2024, originally filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2025 (the “Original 10-K”), to (i) include the information required by Items 10 through 14 of Part III of Form 10-K, (ii) amend Item 15 of Part IV of the Original 10-K to update the exhibit list, and (iii) amend and restate Item 1 of Part I to update the “2025 Funding Agreements” paragraphs included under “Recent Developments” therein. The information required by Items 10 through 14 of Part III of Form 10-K was previously omitted from the Original 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference to our definitive proxy statement if such proxy statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment to include Part III information in our Form 10-K because a definitive proxy statement containing such information may not be filed by the Company within 120 days after the end of the fiscal year covered by the Form10-K.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part I, Item 1 and Part III, Items 10 through 14 of the Original 10-K are hereby amended and restated in their entirety. Additionally, in accordance with Rules 12b-15 and 13a-14 under the Exchange Act, we have amended Part IV, Item 15 to include currently dated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Since no new financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. Similarly, since no financial statements have been included in this Amendment, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted. The cover page of the Form 10-K is also amended to delete the reference to incorporation by reference with respect to Part III information.

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

Recent Developments/Subsequent Events

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

Leased Facility

We are currently in default under the lease for our laser manufacturing facility and our landlord has obtained a default judgment in the amount of $409,278. See Legal Proceedings below. We will not be able to continue laser production operations unless and until we are able to negotiate an extension with the landlord or obtain access to an appropriate facility for such production. Further, the landlord may exercise all rights under contract and law with respect to a lessee in default and such lessee’s assets located on the premises.

2025 Funding Agreements

SFE EI

On January 13, 2025, we entered into a letter agreement with S.F.E. Equity Investments SARL (“SFE EI”), pursuant to which SFE EI agreed to engage in efforts and commit capital to finance our operations for the next twelve months pursuant to a business plan focused on building a stable foundation for the future business (the “Transformation Plan”). In connection with the Transformation Plan, the Company agreed to certain governance changes, including the appointment of Alessandro Zamboni as Executive Chairman.

Liqueous

As previously disclosed, in May of 2024, we entered into a Pre-Funded Warrant Purchase Program (the “Program”) pursuant to which form time-to-time Liqueous acquired pre-funded warrants issued by the Company, we periodically agreed to convert certain of our outstanding notes acquired by Liqueous from third-party holders, and in October of 2024, we entered into a master transaction terms agreement with Liqueous LP (the “Master Agreement”) that provided for: (i) an immediate capital infusion from Liqueous of $3 million at current market price; (ii) subsequent weekly capital infusions of $1,250,000 at market price until an additional $10 million was invested; (iii) the acquisition and conversion of certain outstanding notes; (iv) an adjustment to current market price of certain outstanding pre-funded warrants held by the Investor; and (v) the implementation of a $50 million equity line of credit (the “ELOC”) pursuant to which the Company could require the Investor to purchase common stock from time-to-time in the amounts and for the prices determined in accordance with the terms of the ELOC. In addition, in exchange for advancing $1 million in cash to the Company, the Company issued an 8% annual interest, unsecured promissory note (the “Liqueous Note”) to Liqueous with a principal amount of $1,053,824.

In settlement of disputes between the parties relating to the Master Agreement, on January 14, 2025, we entered into a settlement and mutual release agreement (the “Settlement”) with Liqueous pursuant to which the parties provided an immediate mutual release of claims and obligations and Liqueous agreed to provide us with payments for an aggregate of $1,000,000 in three installments, and a payment of $500,000 at such time as the parties were able to amend the terms of outstanding pre-funded warrants held by Liqueous to reflect current market price. Such payments were conditioned on the Company issuing all shares of common stock relating to all prior transactions under the Program.

In February and April of 2025, the Company amended the Settlement with Liqueous to provide for (i) the settlement of the Liqueous Note having the right to receive 9,090,959 shares of common stock, (ii) the modification of certain outstanding pre-funded warrants, resulting in the issuance of pre-funded warrants exercisable for 3,647,416 shares of common stock, and (iii) the modification of the remaining outstanding pre-funded warrants, resulting in the issuance of 9,360,888 shares of common stock. The pre-funded warrants described above have a term of 5 years and, because the exercise price for each pre-funded warrant is substantially paid by the purchaser upon acquisition, such warrants may be exercised for common stock in the future with a nominal exercise price payment.

Following the Settlement with Liqueous, as amended, the ELOC provided for under the Master Agreement with Liqueous will not be implemented and no additional equity will be sold to Liqueous, other than as set forth in the Settlement.

Indigo Capital

On March 3, 2025, the Company entered into the following transactions:

•
in exchange for funding $1,500,000 of the Company’s obligations in connection with the previously announced transaction TCEI Acquisition, the Company issued to Indigo Capital LLC ("Indigo Capital") a $1,578,495 face amount unsecured, convertible note. The note bears no interest for so long as it is not in default and has a March 1, 2026 maturity date and a conversion price equal to a 20% discount to the lowest VWAP during the 5 days prior to the conversion date; and

•
in exchange for the extinguishment of existing senior convertible notes of the Company held by Indigo Capital, the Company issued to Indigo Capital a $894,708 face amount unsecured, convertible note that bears no interest for so long as it is not in default, and has March 1, 2026 maturity date and a conversion price equal to 33.33% of the lowest VWAP during the 5 days prior to the conversion date.

On April 22, 2025, the Company entered into the following transactions:

•
in exchange for a capital infusion of $1,350,000, the Company issued to Indigo Capital a $1,421,053 face amount unsecured, convertible note. The note bears no interest for so long as it is not in default and has an April 21, 2026 maturity date and a conversion price equal to the lowest VWAP during the 5 days prior to the conversion date; and

•
in exchange for the extinguishment of an existing unsecured promissory note of the Company with a $2,003,097 face amount, the Company issued to Indigo Capital a $2,108,523.16 face amount unsecured, convertible note that bears no interest for so long as it is not in default, and has an April 21, 2026 maturity date and a conversion price equal to the lowest VWAP during the 5 days prior to the conversion date.

Issuances of common stock on conversion of such notes are limited to an amount equal to 19.9% of the outstanding common stock as of the date of execution, until such time as the transaction is approved by stockholders. The notes are also subordinate to the currently outstanding Series A Preferred Stock, solely with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company.

The Company is obligated to register for resale the shares issuable upon conversion of the notes.

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

The anticipated investments will occur in stages. The first stage, which has been completed, involved the purchase of a 20% ownership interest in TCEI for an aggregate price of $1.5 million in cash plus $23.5 million in notes. Such notes carry a five-year maturity, a 10% annual interest rate, and a three-month grace period, followed by a monthly payment structure, and are cancellable if the full transaction does not close. The $1.5 million cash portion of the purchase price was provided by Indigo Capital LLC, to whom Nuburu issued a promissory note with a face amount of $1,578,495, maturity date of March 1, 2026, and conversion price equal to a 20% discount to the lowest VWAP during the 5 days prior to the conversion date. Our Executive Chairperson, as the owner of the Saas startup, received approximately $1,350,000 of the initial purchase price, $900,000 of which he loaned back to the Company to support the Company’s operations and capital requirements. Such loan has a maturity date of April 2026 and bears interest of 10%.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information About Our Board of Directors and Executive Officers

Board of Directors

The following sets forth certain information, as of April 28, 2025, about each member of our Board of Directors (the “Board”), including a discussion of their specific experience, qualifications, attributes, or skills that led to the conclusion that they should serve as directors.

Name	Age	Term Expires	Position	Position Since
Alessandro Zamboni	46	2025	Executive Chairman	2025
Shawn Taylor	62	2026	Director	2025
Dario Barisoni	57	2026	Director	2025
Matteo Ricchebuono	49	2027	Director	2025

Alessandro Zamboni is Chairman of the Board. Mr. Zamboni worked for 11 years as equity partner and managing director of the management consulting company NIKE Group S.p.A., now part of Accenture, which specializes in regulatory and internal controls for banks and insurance firms. In 2014, Mr. Zamboni founded The AvantGarde Group, a venture builder based in Milan, Italy, which launched “Supply@ME,” a working capital (inventory) monetization platform listed on the UK Main Market since 2020, and “RegTech Open Project,” an operational resilience software platform recently listed on the UK Main Market. He is also the founding member of DevoLab, the SDA Bocconi’ think tank group focused on exponential technologies and innovations. Mr. Zamboni is currently the Chief Executive Officer of Supply@ME Capital plc. Mr. Zamboni holds a Bachelor of Arts (BA) degree in Economics from the University of Turin in Turin, Italy.

We believe Mr. Zamboni is qualified to serve on its Board based on his extensive experience with strategic investing, capital raising, and business consulting.

Shawn Taylor is a seasoned fractional Chief Financial Officer with over 20 years of experience in SaaS Technology, Media, and high-value intellectual property sectors. With a track record of success in both start-up and scale-up environments, he has played pivotal roles in venture capital-funded and publicly traded companies. His expertise encompasses corporate finance, initial public offerings, equity and debt financings, strategic restructurings, and merger and acquisition transactions. He has served as Chief Financial Officer for a range of European based entities including Eight Capital Partners plc, an international financial services operating company, since December of 2023. Prior to working with Eight Capital Partners plc, Mr. Taylor served as Chief Financial Officer for the following companies: Bolt Global Media Ltd from August 2022 to December of 2023; Quickmove Ltd. from January of 2021 to February 2022; Gibbs Hybrid Ltd. from August of 2019 to December 2020; and Abal plc (formerly Imaginatik plc) from August 2005 to August 2019. Mr. Taylor’s career highlights include spearheading the initial public offering of Imaginatik on the London Stock Exchange’s AIM market, scaling businesses to significant revenue growth and negotiating high-value trade sales. Mr. Taylor has been a fellow of and is a Chartered Accountant with the Institute of Chartered Accountants in England and Wales since 1990. Mr. Taylor holds a BSc in Geography from Kings College, London University.

We believe Mr. Taylor is qualified to serve on the Board due to his extensive financial expertise, knowledge of the capital markets and substantive experience growing technology companies.

Dario Barisoni brings over two decades of expertise in the technology sector, with a focus on optoelectronics, electronics, and international business. His career spans senior leadership roles across Europe, the Middle East, and Asia, with a strong track record in market expansion, mergers and acquisitions, internationalization, and establishing international joint ventures and partnerships. He has served as the Co-founder and Managing Director of Bionexus, a start-up with a focus on mergers and acquisitions in the healthcare sector, since 2024; Managing Partner of 2Invest, an investment company with focus in the Energy, Technology, IT sectors and financial services, since 2023. Prior to founding Bionexus and 2Invest, from 2012 to 2023, Mr. Barisoni served as CEO Middle East and Asia to SIAE Microelectronica, a global telecom supplier specializing in digital high-tech infrastructures for utility companies and telecom operators. As regional CEO, Mr. Barisoni established and expanded several subsidiaries across Asia and the Middle East, led multi-million-dollar telecom infrastructure projects, spearheaded sales and business development for Asia and the Middle East, and led legal, financial, operational, sales and human resources departments. Prior to this role, he has held executive positions for a range of European based, technology manufacturing companies including the German Rohde & Schwarz, Marconi plc, Pirelli Cables and Systems (now Prysmian). Mr. Barisoni has also served as a Board Member of the Italian Business Council UAE, a Dubai organization that associates all of the Italian enterprises operating or doing business in the country, since 2021; and as a Board Member of the Italian Chamber of Commerce to South East Asia since 2009. Mr. Barisoni holds an Executive MBA from POLIMI Graduate School of Management, Milan, Italy and a Master of Science in Optoelectronic Engineering from Politecnico di Milano, Milan, Italy.

We believe Mr. Barisoni is qualified to serve on the Board due to his extensive leadership experience, corporate transactional and growth expertise, and knowledge of the technology and manufacturing sectors.

Matteo Ricchebuono has served as the President and Chief Executive Officer of SFE Société Financière Européenne SA since January 2024. Mr. Ricchebuono has also served since May 2014 as a member of the Board Monaco MC of Groupe Financier de Gestion SAM, which is the investment manager of GFG Funds, a Luxembourg SICAV that manages four fixed income-focused funds available for European distribution. Prior to this role, Mr. Ricchebuono was a partner of Global Funds Europe in London, United Kingdom (UK), from March 2014 through February of 2020. Global Funds Europe acts as a distributor of third-party investment funds to Italian institutional investors and is the sole distributor for Lazard Feres Gestion in Italy. Prior to this role, Mr. Ricchebuono was in the Institutional Client Group and in the Debt Capital Market Group with Deutsche Bank in London, UK, from April 2006 through January 2014. Prior to this role, Mr. Ricchebuono was with UBS in London, UK, from July 2005 through March 2006. Mr. Ricchebuono also served at the retail desk of Banca IMI in Milan, Italy, which developed a range of retail financial products. Mr. Ricchebuono holds a Masters degree in Economics from the Bocconi University in Milan, Italy.

We believe Mr. Ricchebuono is qualified to serve on its Board based on his extensive experience in the financial services industry and capital raising.

Executive Officers

The following is biographical information for our executive officer, including his age as of April 28, 2025.

Name	Age	Position
Alessandro Zamboni	46	Executive Chairman

Alessandro Zamboni is the Company's Executive Chairman and a member of the Board. Please see Mr. Zamboni’s biography set forth above in the section titled "Board of Directors."

Code of Business Conduct and Ethics

Our Board has adopted a code of business conduct and ethics (the “Code of Conduct”), applicable to all of the Company’s employees, executive officers and directors. The Code of Conduct is available on the Company’s website. Information contained on or accessible through the Company’s website is not a part of this Amendment. The Nominating and Corporate Governance Committee of the Board is responsible for overseeing the Code of Conduct and must approve any waivers of the Code of Conduct for employees, executive officers and directors. The Company expects that any amendments to the Code of Conduct, or any waivers of its requirements, will be disclosed on its website.

Corporate Governance Guidelines

We believe in sound corporate governance practices and have adopted formal Corporate Governance Guidelines to enhance our effectiveness. The Board adopted these Corporate Governance Guidelines to ensure that it has the necessary practices in place to review and evaluate our business operations as needed and to make decisions that are independent of our management. The Corporate Governance Guidelines are also intended to align the interests of directors and management with those of our stockholders. The Corporate Governance Guidelines set forth the practices the Board follows with respect to Board and committee composition and selection, Board meetings, Chief Executive Officer performance evaluation and management development and succession planning for senior management, including the Chief Executive Officer position, as well as minimum shareholding requirements for our officers and directors. A copy of our Corporate Governance Guidelines is available on the “Corporate Governance” section of our investor relations website at https://ir.nuburu.net/governance/governance-documents/default.aspx.

Insider Trading Policy

We have adopted an Insider Trading Policy, which governs transactions in our securities by our directors, officers, employees, and contract personnel, that we believe is reasonably designed to promote compliance with insider trading laws, rules, and regulations and NYSE American listing standards. A copy of our Insider Trading Policy was filed as Exhibit 19.1 to the Original 10-K.

Leadership Structure of the Board of Directors

Our Board does not have a formal policy regarding the separation of the roles of Chief Executive Officer and Chairperson of the Board, as our Board believes that it is in the best interests of the Company to make that determination based on the direction of the Company and the current membership of the Board. The Board believes that our stockholders are best served at this time by having Mr. Zamboni serve as Executive Chairman of the Company as well as the Chairman of our Board. The Board will continue to evaluate whether to appoint a lead independent director and may do so in the future.

Role of Board of Directors in Risk Oversight Process

One of the key functions of the Board is informed oversight of the Company’s risk management process. The Board does not have a standing risk management committee, but rather administers this oversight function directly through the Board as a whole, as well as through various standing committees of the Board that address risks inherent in their respective areas of oversight. In particular, the Board is responsible for monitoring and assessing strategic risk exposure and the Audit Committee has the responsibility to consider and discuss the Company’s major financial risk exposures and the steps its management will take to monitor and control such exposures, including guidelines and policies to govern the process by which risk assessment and risk management is undertaken.

The Audit Committee also is responsible for oversight of our disaster recovery procedures and cybersecurity risks. The Company’s Compensation Committee also assesses and monitors whether the Company’s compensation plans, policies and programs comply with applicable legal and regulatory requirements.

Board Committees

The Company’s Board has three standing committees - an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee. Copies of the charters for each committee are available on the Company’s website at https://ir.nuburu.net/governance/paggovernance-documents, provided that nothing at such website is incorporated herein.

The following table provides information on the Board’s committee memberships as of April 28, 2025:

Name	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee	Independent
Alessandro Zamboni
Dario Barisoni	X	Chair	Chair	X
Matteo Ricchebuono				X
Shawn Taylor	Chair	X	X	X

Audit Committee

The Company’s Audit Committee consists of Shawn Taylor and Dario Barisono. Our Audit Committee currently consists of two directors. The Board has determined that each of the members of the Audit Committee satisfies the independence requirements of NYSE American and Rule 10A-3 under the Exchange Act and is able to read and understand fundamental financial statements in accordance with NYSE American’s Audit Committee requirements. In arriving at this determination, the Board examined each Audit Committee member’s scope of experience and the nature of his or her prior and/or current employment.

Shawn Taylor serves as the chair of the Audit Committee. The Board has determined that Mr. Taylor qualifies as an audit committee financial expert within the meaning of SEC regulations and meets the financial sophistication requirements of NYSE American’s rules. In making this determination, the Board considered Mr. Taylor’s formal education and previous experience in financial roles. Both the Company’s independent registered public accounting firm and management periodically meet privately with the Company’s Audit Committee.

The functions of the Audit Committee include, among other things:

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
•
prior to engagement of any independent auditor, and at least annually thereafter, reviewing relationships that may reasonably be thought to bear on its independence, and assessing and otherwise taking the appropriate action to oversee the independence of the Company’s independent auditor;
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

Compensation Committee

Our Compensation Committee consists of Dario Barisoni and Shawn Taylor. The Company’s Board has determined that each of the members of the Compensation Committee is a non-employee director, as defined in Rule 16b-3 promulgated under the Exchange Act, and satisfies the independence requirements of NYSE American. The functions of the Compensation Committee include, among other things:

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
•
making recommendations to the Company’s Board regarding the adoption or amendment of equity and cash incentive plans and approving amendments to such plans to the extent authorized by the Company’s Board;
•
reviewing and making recommendations to the Company’s Board regarding the type and amount of compensation to be paid or awarded to the Company’s non-employee board members;
•
reviewing and assessing the independence of compensation consultants, legal counsel and other advisors as required by Section 10C of the Exchange Act;
•
administering the Company’s equity incentive plans, to the extent such authority is delegated by the Company’s Board;
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
•
preparing an annual report on executive compensation to be included in the Company’s annual proxy statement, to the extent required by the SEC; and
•
reviewing and evaluating on an annual basis the performance of the Compensation Committee and recommending such changes as deemed necessary with the Company’s Board.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee (the “N&CG Committee”) consists of Dario Barisoni and Shawn Taylor. The Company’s Board has determined that each of the members of the Company’s N&CG Committee satisfies the independence requirements of NYSE American. The functions of the N&CG Committee include, among other things:

•
identifying, reviewing and making recommendations of candidates to serve on the Company’s Board;
•
evaluating the performance of the Company’s Board, committees of the Company’s Board and individual directors and determining whether continued service on the Company’s Board is appropriate;
•
evaluating nominations by stockholders of candidates for election to the Company’s Board;
•
evaluating the current size, composition and organization of the Company’s Board and its committees and making recommendations to the Company’s Board for approvals;
•
developing a set of corporate governance policies and principles and recommending to the Company’s Board any changes to such policies and principles;
•
reviewing issues and developments related to corporate governance and identifying and bringing to the attention of the Company’s Board current and emerging corporate governance trends; and

•
reviewing periodically the N&CG Committee charter, structure and membership requirements and recommending any proposed changes to the Company’s Board, including undertaking an annual review of its own performance.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires that our directors, executive officers, and greater than 10% stockholders file reports with the SEC relating to their beneficial ownership of our securities. These reports are commonly referred to as Form 3, Form 4 and Form 5 reports. Based solely on a review of forms filed with the SEC and written representations from the reporting persons, we believe that all of these reporting persons complied with their filing requirements for the fiscal year ended December 31, 2024, except with respect to (i) the late filing of a Form 4 on May 21, 2024 for Brian Knaley with respect to two transactions on May 10, 2024; (ii) the late filing of a Form 4 on October 4, 2024 for each of Daniel Hirsch, Lily Yan Hughes and Kristi Hummel, each with respect to one transaction on October 1, 2024; and (iii) the Form 3 filings to be filed by Mr. Barisoni, Mr. Ricchebuono, Mr. Taylor, and Mr. Zamboni.

ITEM 11. EXECUTIVE COMPENSATION

The following is a discussion and analysis of compensation arrangements of our named executive officers, or “NEOs.” As an “emerging growth company” as defined in the JOBS Act, we are not required to include a Compensation Discussion and Analysis section and have elected to comply with the scaled disclosure requirements applicable to emerging growth companies.

We seek to ensure that the total compensation paid to our executive officers is reasonable and competitive. Compensation of our executives is structured around the achievement of individual performance and near-term corporate targets as well as long-term business objectives.

Our NEOs as of December 31, 2024 were as follows:

•
Brian Knaley, former Chief Executive Officer; and
•
Brian Faircloth, former Chief Operating Officer.

Summary Compensation Table

The following table sets forth total compensation paid to our named executive officers for the years ended December 31, 2024, and December 31, 2023.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($)(2)	All Other Compensation ($)	Total ($)
Brian Knaley (3)	2024	$388,726	$ -	$246,001	$123,740	$-	$758,467
Chief Executive Officer	2023	$339,167	$ 50,000(4)	$-	$220,215	$-	$609,382
Brian Faircloth	2024	$148,650	$ -	$-	$-	$-	$148,650
Chief Operating Officer	2023	$360,000	$ -	$-	$92,820	$-	$452,820

(1) The amounts in this column represent the aggregate grant-date fair value of awards of restricted stock units granted to the applicable named executive officer for the applicable year, computed in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 (“ASC 718”). For a discussion of the assumptions made by the Company in determining the grant-date fair value of the Company’s restricted stock unit awards, please see Note 11 in Item 8 of the Original 10-K.

(2) The amounts in this column represent the aggregate grant-date fair value of stock options granted to the applicable named executive officer for the applicable year, computed in accordance with ASC 718. For a discussion of the assumptions made by the Company in determining the grant-date fair value of the Company’s stock option awards, please see Note 11 in Item 8 in the Original 10-K. These amounts do not necessarily correspond to the actual value recognized or that may be recognized by the Company’s named executive officers.

(3) Mr. Knaley served as the Company’s Chief Financial Officer from February 21, 2022 until October 31, 2023, earning an annual salary of $325,000. On November 1, 2023, the Company appointed Mr. Knaley as the Company's Chief Executive Officer and increased his annual base salary to $410,000. Effective January 31, 2025, Mr. Knaley resigned as Chief Executive Officer and a director of the Company. He is continuing to support the Company, leveraging his experience as CEO and CFO, through its leadership transition via special projects and financial reporting period until December, 2025.

(4) Consists of a spot bonus paid to Mr. Knaley upon the completion of the Business Combination of Legacy Nuburu with a subsidiary of Tailwind, with Legacy Nuburu surviving such Business Combination as a wholly-owned subsidiary of Tailwind, on January 31, 2023.

Outstanding Equity Awards at Fiscal Year End on December 31, 2024

The following table lists all outstanding equity awards held by our NEOs as of December 31, 2024. Following stockholder approval on February 22, 2024, we effected a reverse stock split of our Common Stock at a ratio of 1-for-40 (the “2024 Reverse Stock Split”), which occurred on July 23, 2024. The amounts below have been adjusted to reflect the 2024 Reverse Stock Split.

			Option Awards				Stock Awards
Name	Grant Date		Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)(1)	Option Expiration Date	Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(2)
Brian Knaley	03/17/2022 07/18/2023 07/18/2023 11/1/2023 05/10/2024	(3) (4) (5) (6) (7)	6,121 3,718 4,072 3,385 -	2,513 6,782 4,553 9,115 23,000	244.40 22.80 22.80 11.56 5.38	03/16/2032 07/17/2033 07/17/2033 10/31/2033 5/10/2034
Brian Faircloth	01/07/2022 07/18/2023	(8) (9)	3,718	6,782	22.80	07/17/2033	4,027	2,678

(1) This column represents the exercise price per share of the stock option on the date of the grant, as adjusted by the Common Stock Exchange Ratio (as defined in the Business Combination Agreement, filed as Exhibit 2.1 to the Original 10-K) (if granted before the Business Combination).

(2) The market value is based on the fair market value of a share of the Company’s Common Stock on December 31, 2024, of $0.6650 per share, multiplied by the number of unvested awards.

(3) 1/4th of the total shares vested on February 1, 2023, and 1/48th of the total shares vested or will vest each month thereafter on the same day of the month, subject to the holder's continuous service through each vesting date.

(4) 1/4th of the total shares will vest on July 18, 2024, and 1/36th of the remaining shares will vest each month thereafter on the same day of the month, subject to the holder's continuous service through each vesting date.

(5) 1/36th of the total shares vested on July 18, 2023, and 1/36th of the total shares have vested or will vest each month thereafter on the same day of the month, subject to the holder's continuous service through each vesting date.

(6) 1/4th of the shares vested on November 1, 2024, and 1/36th of the remaining shares will vest each month thereafter on the same day of the month, subject to the holder's continuous service through each vesting date.

(7) 1/4th of the shares will vest on May 10, 2025, and 1/36th of the remaining shares will vest each month thereafter on the same day of the month, subject to the holder's continuous service through each vesting date.

(8) The restricted stock units subject to the award vest upon satisfaction of both a service-based requirement and a liquidity event requirement. 1/4th of the total restricted stock units subject to the award satisfied the service-based requirement on the first trading day on or after February 15, 2023, and thereafter, 1/16th of the restricted stock units will satisfy the service-based requirement on each subsequent quarterly vesting date (consisting of February 15, May 15, August 15, and November 15 of a given year), subject to the holder’s continuous service through such date. 100% of the restricted stock units subject to the award satisfied the liquidity event requirement on the completion of the Business Combination and the holder’s continued service through the date of such completion.

(9) 1/4th of the total shares vested on July 18, 2024, and 1/36th of the remaining shares will vest each month thereafter on the same day of the month, subject to the holder's continuous service through each vesting date.

Executive Officer Employment Agreements

The following provides an overview summary of employment or service agreements with our named executive officers as of December 31, 2024.

Brian Knaley

We entered into an employment agreement with Brian Knaley, our former Chief Executive Officer, effective as of December 2, 2022, which agreement was further amended effective November 1, 2023. Mr. Knaley’s annual rate of base salary is $410,000, and he is eligible for an annual cash incentive bonus of up to 60% of his annual base salary. The bonus for 2023 and 2024 has been paid or will be payable in restricted stock units. He also earned an incentive bonus of $50,000 upon the completion of the Business Combination and a promotion equity award of 12,500 non-qualified stock options (as adjusted for the 2024 Reverse Stock Split) upon his promotion to Chief Executive Officer on November 1, 2023.

The term of employment for Mr. Knaley under his employment agreement is through October 31, 2025. If we terminate Mr. Knaley’s employment without “cause” or Mr. Knaley terminates his employment for “good reason” (each as defined in Mr. Knaley’s employment agreement), and Mr. Knaley executes a separation agreement and release of claims in a form reasonably satisfactory to Nuburu that becomes effective and irrevocable no later than 60 days following the date of such termination, then Mr. Knaley will be entitled to continuing payments of base salary, payable monthly at the rate then in effect, for 12 months following his termination. If Mr. Knaley’s employment terminates due to his death, Mr. Knaley’s surviving spouse or other beneficiary, if applicable, will be entitled to a lump sum payment equal to 6 months of Mr. Knaley’s base salary at the rate then in effect. If we terminate Mr. Knaley’s employment due to his “disability” (as defined in Mr. Knaley’s employment agreement), and Mr. Knaley executes a separation agreement and release of claims in a form reasonably satisfactory to us that becomes effective and irrevocable no later than 60 days following the date of such termination, then Mr. Knaley will be entitled to severance pay with an aggregate value equal to 6 months of Mr. Knaley’s base salary at the rate then in effect, payable in equal monthly installments.

Upon a change in control (as defined in Mr. Knaley's employment agreement), all remaining unvested shares subject to Mr. Knaley's outstanding options or other compensatory equity awards covering shares of our Common Stock will accelerate vesting in full prior to the completion of the change in control.

Mr. Knaley’s employment agreement includes certain non-solicitation obligations for 24 months following his termination and certain non-competition obligations for 24 months following his termination, provided that Mr. Knaley will not be subject to any non-competition obligations following his termination upon the expiration of the term of the employment agreement. Mr. Knaley’s employment agreement further provides for certain mutual non-disparagement obligations with respect to both Mr. Knaley and us.

Mr. Knaley resigned as Chief Executive Officer and a director of the Company effective as of January 31, 2025. Mr. Knaley is continuing to support the Company, leveraging his experience as CEO and CFO, through its leadership transition via special projects and financial reporting period until December, 2025.

Brian Faircloth

We entered into an amended and restated employment agreement with Brian Faircloth, our former Chief Operating Officer, effective as of December 2, 2022, which agreement was further amended effective January 1, 2024. Mr. Faircloth’s annual rate of base salary is $360,000, and he is eligible for incentive compensation as determined by the Board.

The term of employment for Mr. Faircloth under his amended and restated employment agreement is through October 31, 2025. If we terminate Mr. Faircloth’s employment without “cause” or Mr. Faircloth terminates his employment for “good reason” (each as defined in Mr. Faircloth’s amended and restated employment agreement), and Mr. Faircloth executes a separation agreement and release of claims in a form reasonably satisfactory to us that becomes effective and irrevocable no later than 60 days following the date of such termination, then Mr. Faircloth will be entitled to continuing payments of base salary, payable monthly at the rate then in effect, for 12 months following his termination. If Mr. Faircloth’s employment terminates due to his death, Mr. Faircloth’s surviving spouse or other beneficiary, if applicable, will be entitled to a lump sum payment equal to 6 months of Mr. Faircloth’s base salary at the rate then in effect. If we terminate Mr. Faircloth’s employment due to his “disability” (as defined in Mr. Faircloth’s amended and restated employment agreement), and Mr. Faircloth executes a separation agreement and release of claims in a form reasonably satisfactory to Nuburu that becomes effective and irrevocable no later than 60 days following the date of such termination, then Mr. Faircloth will be entitled to severance pay with an aggregate value equal to 6 months of Mr. Faircloth’s base salary at the rate then in effect, payable in equal monthly installments.

Mr. Faircloth’s employment agreement includes certain non-solicitation obligations for 24 months following his termination and certain non-competition obligations for 12 months following his termination, provided that Mr. Faircloth will not be subject to any non-competition obligations following his termination upon the expiration of the term of the employment agreement. Mr. Faircloth’s employment agreement further provides for certain mutual non-disparagement obligations with respect to both Mr. Faircloth and us.

DIRECTOR COMPENSATION

Pursuant to the Company's Director Compensation Policy for 2024, each non-employee director was to receive the following cash amounts for his or her service:

Compensation element:

•
Director Annual Retainer - $50,000
•
Audit Committee Chair - $50,000

The Company's Director Compensation Policy for 2024 provided that non-employee directors could convert all or 50% of their annual cash retainers into additional options at an implied 75% Black Scholes value. For those that elected this option, 25% of the annual retainer to be paid in options would be granted as vested options on the first day of each quarter in 2024. If the director chose the cash payment option, the amount would be paid quarterly in arrears. On January 13, 2025, the Company agreed that, with respect to any unpaid compensation with respect to the year-ended 2024, directors would accept common stock in lieu of cash.

Director Compensation for Fiscal Year Ended December 31, 2024

In November 2022, we entered into letter agreements with each of non-employee directors at that time. Pursuant to the non-employee director letter agreements, during 2024, each such non-employee director was entitled to a fee of $50,000 per annum (or $100,000 per annum in the case of the chair of the Audit Committee), payable quarterly in arrears (on a prorated basis, as applicable, with respect to board services rendered during the applicable quarter), as well as reimbursement of reasonable travel and other business expenses incurred in the performance of the non-employee director’s duties to us. Additionally, pursuant to the non-employee director letter agreements, following the effectiveness of the Registration Statement on Form S-8 (File No. 333-271183) registering shares of Common Stock to be issued pursuant to the Company’s 2022 Equity Incentive Plan (the “2022 Plan”), each such non-employee director on the Board at the time was granted a one-time award of restricted stock units covering 25,000 shares of Common Stock, scheduled to vest on a quarterly basis in equal installments over a two-year period commencing at the closing of the Business Combination (the “Closing”), subject to the non-employee director’s continued status as a service provider through the applicable vesting dates and such other terms and conditions as set forth in the 2022 Plan and the applicable award agreement thereunder.

Annual Equity Incentive Grant

In August 2023, Nuburu included in its director compensation policy an annual option grant of 50,000 non-qualified stock options per director, with a grant date of the next trading day following the Company's annual meeting of stockholders in 2024 and beyond. The awards vest monthly, on the first day of the month, over 12 months, with any remaining unvested awards accelerating if the next annual meeting is less than 12 months after the last one. The 2023 option awards were granted on August 31, 2023. The options vest in 12 monthly installments starting from June 16, 2023. The 2024 option awards were granted on December 28, 2024 to all directors serving at that time.

The annual option grants awarded to the Board for 2024 are summarized in the table below.

Board Position	Options Granted
Board Member Service	50,000
Board Chair	50,000
Compensation and Nominating Committee Chairs	40,000
Committee Members	10,000

We may further revise our executive and director compensation program from time to time to better align compensation with our business objectives and the creation of stockholder value, while enabling us to attract, retain, incentivize and reward individuals who contribute to our long-term success. Decisions on the executive compensation program will be made by the Compensation Committee.

The following table presents the total compensation for each non-employee director that served on our Board during 2024. Other than as set forth in the table and described more fully below, we did not pay any compensation, reimburse any expense of, make any equity awards or non-equity awards to, or pay any other compensation to any of the non-employee members of our Board in 2024.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)(4)	Option Awards ($)(3)(4)	Total ($)
John Bolton (5)	$-	$-	$10,007	$10,007
Daniel Hirsch (6)	$-	$-	$16,802	$16,802
Kristi Hummel (7)	$-	$-	$16,802	$16,802
Lily Yan Hughes (8)	$40,274	$-	$8,404	$48,678
Elizabeth Mora (9)	$100,000	$-	$-	$100,000
Alessandro Zamboni	$-	$-	$-	$-
Matteo Ricchebuono	$-	$-	$-	$-

(1) The board retainer was pro-rated for Ms. Yan Hughes, as she resigned from the Board on October 21, 2024.

(2) The amounts in this column represent the aggregate grant-date fair value of awards of restricted stock units granted to the applicable director, computed in accordance with ASC 718. These amounts do not necessarily correspond to the actual value recognized or that may be recognized by our directors. For a discussion of the assumptions made by us in determining the grant-date fair value of our restricted stock unit awards, please see Note 11 in Item 8 of the Original 10-K.

(3) The amounts in this column represent the aggregate grant-date fair value of stock options granted to the applicable director, computed in accordance with ASC 718. These amounts do not necessarily correspond to the actual value recognized or that may be recognized by our directors. For a discussion of the assumptions made by us in determining the grant-date fair value of our stock option awards, please see Note 11 in Item 8 of the Original 10-K.

(4) As of December 31, 2024, the aggregate number of shares subject to outstanding equity awards held by our non-employee directors who served on our Board during 2024 were as shown below. The amounts below have been adjusted to reflect the 2024 Reverse Stock Split.

Name	Stock Awards	Stock Options
John Bolton	-	-
Daniel Hirsch	78	17,519
Kristi Hummel	-	18,894
Lily Yan Hughes	-	11,527
Elizabeth Mora	78	2,063
Alessandro Zamboni	-	-
Matteo Ricchebuono	-	-

(5) Mr. Bolton resigned from the Board on April 30, 2024.

(6) Mr. Hirsch resigned from the Board effective January 31, 2025.

(7) Ms. Hummel resigned from the Board on October 21, 2024.

(8) Ms. Yan Hughes resigned from the Board on October 21, 2024.

(9) Ms. Mora resigned from the Board effective January 31, 2025.

Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Non-Public Information

We do not grant equity awards in anticipation of the release of material nonpublic information and we do not time the release of material nonpublic information based on equity award grant dates or for the purpose of affecting the value of executive compensation. In addition, we do not take material nonpublic information into account when determining the timing and terms of such awards. In fiscal 2024, we did not grant new awards of stock options to our NEOs during the time period outlined in Item 402(x) of Regulation S-K.

Disclosure of Registrant’s Action to Recover Erroneously Awarded Compensation

In response to Item 402(w) of Regulation S-K, there was no time during or after the last completed fiscal year that the Company was required to either prepare an accounting restatement that required recovery of erroneously awarded compensation pursuant to the Company’s compensation recovery policy, or had an outstanding balance as of the end of the last completed fiscal year of erroneously awarded compensation to be recovered from the application of the policy to a prior restatement. The payout for the executive team was not based on any metrics that were impacted by the restatement for the year ending December 31, 2023.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information known to the Company regarding the beneficial ownership of the Common Stock as of April 25, 2025 (the “Ownership Date”), by:

•
each person or “group” who is known by the Company to be the beneficial owner of more than 5% of the issued and outstanding Common Stock;
•
each of the Company’s named executive officers and directors; and
•
all current executive officers and directors of the Company, as a group.

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

Percentage ownership of our Common Stock in the table below is based on 50,333,664 shares of our Common Stock issued and outstanding on April 25, 2025. Unless noted otherwise, the address of each of the individuals and entities named below is c/o Nuburu, Inc., 7442 S. Tucson Way, Suite 130, Centennial, CO 80112.

Name of Beneficial Owner	Number of Outstanding Common Shares Beneficially Owned	Number of Common Shares Exercisable Within 60 Days	Number of Common Shares Beneficially Owned	Percentage of Beneficial Ownership
Greater than 5% Stockholders:
Esousa Group Holdings LLC and Michael Wachs(1)	4,745,508	—	4,745,508	9.4%
Named Executive Officers and Directors:
Brian Knaley(2)	32,930	28,441	61,371	*
Brian Faircloth(3)	7,232	5,031	12,263	*
Alessandro Zamboni (4)	—	—	—	*
Dario Barisoni (5)	—	—	—	*
Matteo Ricchebuono (6)	—	—	—	*
Shawn Taylor (7)	—	—	—	*
Common Stock of all directors and executive officers own as a group (4 persons)	—	—	—	*

* Represents beneficial ownership of less than one percent of our outstanding shares of Common Stock.

(1) Includes shares of Common Stock issuable to Esousa Group Holdings upon conversion of certain convertible notes held by Esousa Group Holdings. Information is based on a Schedule 13G/A filed on February 18, 2025.

(2) Includes (i) 32,930 shares of Common Stock held by Mr. Knaley, (ii) 20,893 shares of Common Stock that may be acquired through the exercise of vested stock options held by Mr. Knaley and (iii) 7,548 shares of Common Stock that may be acquired within 60 days of the Ownership Date pursuant to stock options held by Mr. Knaley.

(3) Includes (i) 7,232 shares of Common Stock held by Mr. Faircloth, (ii) 4,594 shares of Common Stock that may be acquired through the exercise of vested stock options held by Mr. Faircloth and (iii) 437 shares of Common Stock that may be acquired within 60 days of the Ownership Date pursuant to stock options held by Mr. Faircloth.

Percentage ownership of our Series A preferred stock (“Preferred Stock”) in the table below is based on 2,388,905 shares of our Preferred Stock issued and outstanding on April 25, 2025. Unless noted otherwise, the address of each of the individuals and entities named below is c/o Nuburu, Inc., 7442 S Tucson Way, Suite 130, Centennial, CO 80112.

Name of Beneficial Owner	Number of Outstanding Series A Preferred Shares Beneficially Owned	Number of Series A Preferred Shares Exercisable Within 60 Days	Number of Series A Preferred Shares Beneficially Owned	Percentage of Beneficial Ownership
Greater than 5% Stockholders:
Anzu Investors(1)	1,081,361		1,081,361	45.3%
Wilson-Garling 2020 Family Trust uad 9/20/20(2)	121,205		121,205	5.1%
Eunomia, LP	121,308		121,308	5.1%

Named Executive Officers and Directors:
Brian Knaley	—	—	—	—
Brian Faircloth	—	—	—	—
Alessandro Zamboni	—	—	—	—
Dario Barisoni	—	—	—	—
Matteo Ricchebuono	—	—	—	—
Shawn Taylor	—	—	—	—
Series A Preferred Shares all directors and executive officers own as a group (4 persons)

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides certain information with respect to all of the Company's equity compensation plans in effect as of December 31, 2024.

Plan Category	Number of securities to be issued upon the exercise of outstanding stock options, appreciation rights, stock awards and restricted stock units (a)(1)	Weighted-average exercise price of outstanding options, stock appreciation rights, stock awards and restricted stock units(2)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	222,992	$40.80	120,148
Equity compensation plans not approved by security holders	-	$-	-
Total	222,992	$40.80	120,148

(1) Consists of 218,430 shares subject to outstanding options and 4,562 shares subject to outstanding restricted stock units issued pursuant to the 2022 Plan.

(2) The weighted-average exercise price does not reflect the shares of our common stock that will be issued in connection with the settlement of restricted stock units, which have no exercise price.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Person Transactions Policy

The Company’s Board has adopted a written Related Person Transactions Policy that sets forth the Company’s policies and procedures regarding the identification, review, consideration and oversight of “related person transactions.” For purposes of the Company’s policy only, a “related person transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which the Company or any of its subsidiaries are participants involving an amount that exceeds $120,000, in which any “related person” has a material interest.

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

Under the policy, the related person in question or, in the case of transactions with a holder of more than 5% of any class of the Company’s voting securities, an officer with knowledge of a proposed transaction, must present information regarding the proposed related person transaction to the Audit Committee (or, where review by the Audit Committee would be inappropriate, to another independent body of the Company’s Board) for review. To identify related person transactions in advance, the Company will rely on information supplied by the Company’s executive officers, directors and certain significant stockholders. In considering related person transactions, the Audit Committee will take into account the relevant available facts and circumstances, which may include, but are not limited to:

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

The Audit Committee will approve only those transactions that it determines are fair to the Company and in the Company’s best interests. All of the transactions described in this section were entered into prior to the adoption of such policy.

Related Person Transactions

In addition to the compensation arrangements, including employment and termination of employment, discussed in “Executive Compensation” and “Executive Officer Employment Agreement” above, the following is a description of each transaction since January 1, 2023, and each currently proposed transaction, in which:

•
the Company is a participant;
•
the amount involved exceeded or exceeds $120,000; and
•
any of the Company’s directors, executive officers, or beneficial holders of more than 5% of any class of capital stock, or any immediate family member of, or person sharing the household with, any of these individuals or entities, had or will have a direct or indirect material interest.

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

The Company

Financing

Senior Convertible Notes Issued June 2023

On June 12, 2023 and June 16, 2023, the Company entered into Note and Warrant Purchase Agreements (the “Senior Convertible Note Purchase Agreements”) primarily with certain investors, including existing investors and affiliates (each, an “Investor”) for the sale of (i) convertible promissory notes (“Senior Convertible Notes”) in the aggregate principal amount of $9,225,000, and (ii) warrants (“Senior Note Warrants") to purchase up to 11,518,895 shares of the Company’s common stock from the June 12, 2023 Purchase Agreement and up to 1,889,535 shares of Common Stock from the June 16, 2023 Purchase Agreement.

The Senior Convertible Notes were senior, secured obligations of the Company, which became secured by the Company's patent portfolio per the Security Agreement as of November 2023, bear interest at the rate of 7.0% per annum, and were payable on the earlier of June 23, 2026 or the occurrence of an Event of Default, as defined in the Senior Convertible Notes. The Senior Convertible Notes were senior to the Junior Notes pursuant to an intercreditor agreement between the parties.

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

On June 16, 2023, the Company and the Investors also entered into a Registration Rights and Lock-Up Agreement (as amended, the “Registration Rights Agreement”), pursuant to which the Company agreed, following February 6, 2024 (the “Filing Deadline”), to use its commercially reasonable efforts to file a registration statement with the Securities and Exchange Commission for the resale of the Conversion Shares, the Warrant Shares and the Interest Shares (the “Registrable Securities”). Following the Filing Deadline, the Investors also were entitled to demand registration rights.

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

Junior Notes Issued November 2023

On November 13, 2023, the Company entered into Note and Warrant Purchase Agreements (the "Junior Note Purchase Agreements") with the lenders identified therein including affiliates (the "Lenders") providing for (i) zero-interest promissory notes, issued with a 10% original issue discount, in the aggregate principal amount of $5,500,000 (the "Junior Notes"), and (ii) warrants ("Junior Note Warrants," refer to Note 10, Warrants), exercisable for an amount of the Company's common stock equal to 100% principle amount of the Junior Notes (limited to an aggregate of 19.9% of the Company's outstanding common stock until such time as the transaction is approved by the Company's stockholders), which will be exercisable for $0.25 per share of the Company's common stock.

The Junior Notes were junior and secured by the Company's patent portfolio pursuant to a security agreement among the parties. The Junior Notes would mature on the earlier of: (i) the Company closing a credit facility in principal amount of at least $20 million, (ii) a Sale Event (as defined in the Junior Note Purchase Agreements), or (iii) twelve months after issuance. If the Junior Notes had not been repaid within six or nine months after issuance, the Junior Notes would begin to bear interest at the SOFR rate plus 9% and at the SOFR rate plus 12%, respectively, and an additional 25% warrant coverage would be provided at each such date, with a per share exercise price equal to 120% of the trading price of the Company's common stock at the time of issuance and a redemption right in favor of the Company when the trading price of the common stock is greater than 200% of the applicable exercise price for 20 out of any 30 consecutive trading days. Shares of common stock issuable on exercise of the Junior Note Warrants were limited to an aggregate of 19.9% of the Company's outstanding common stock until such time as the transaction is approved by the Company's stockholders.

The parties to the Purchase Agreement also entered into an intercreditor and subordination agreement with the holders of the Company’s senior secured convertible notes.

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

(2) Ron Nicol, manager of Eunomia, LP, is the former Executive Chairman of the Company’s board of directors.

(3) David Michael, an affiliate of CST Global LLC, was a member of the Legacy Nuburu board of directors.

On March 5, 2025, Nuburu’s secured lenders concluded the previously disclosed Foreclosure sale, which resulted in the transfer of Nuburu’s patent portfolio to an affiliate of the senior secured lenders in exchange for a full discharge and extinguishment of Nuburu’s Junior and Senior Notes.

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

The Sponsor agreed, subject to certain limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier of (A) one year after the completion of a business combination and (B) subsequent to a business combination, (x) if the last reported sale price of the Class A Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a business combination, or (y) the date on which the Company completes a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of Class A Common Stock for cash, securities or other property. These restrictions on transferring, assigning or selling the Founder Shares were amended effective as of Closing pursuant to the Sponsor Letter Agreement Amendment. See “- Sponsor Letter Agreement Amendment” below.

Share Transfer Agreement

On January 25, 2023, the Sponsor entered into an agreement (the “Share Transfer Agreement”) with an unaffiliated third party (the “Purchasing Party”) whereby the Purchasing Party agreed to use commercially reasonable efforts to seek to acquire 100,000 shares of Class A Common Stock of Tailwind (the “Acquired Shares”) from a third party which had previously submitted an election to redeem for the purposes of the Purchasing Party reversing such election to redeem on or following the date of the agreement. In exchange for the foregoing commitment to acquire and reverse the redemption of the Acquired Shares, the Sponsor agreed to transfer to the Purchasing Party an aggregate of 150,000 shares of Common Stock of the Company held by the Sponsor immediately following the consummation of the Business Combination (the “Transferred Founder Shares”) if the Purchasing Party continued to hold such Acquired Shares through the consummation of the Business Combination. In connection with the closing of the Business Combination, the Transferred Founder Shares were transferred to the Purchasing Party.

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

Pursuant to the terms of the Registration Rights and Lock-up Agreement, the Company agreed to file a registration statement to register the resale of certain shares of Common Stock held by the Holders (as defined in the Registration Rights and Lock-up Agreement), including any Common Stock issuable to such Holders upon conversion of any Preferred Stock issued at Closing or pursuant to the Sale Option Agreement (see “-Sale Option Agreement” below). Further, pursuant to the terms of the Registration Rights and Lock-Up Agreement and subject to certain requirements and customary conditions, including with regard to the number of demand rights that may be exercised, the Holders (as defined in the Registration Rights and Lock-Up Agreement) holding at least a majority in interest of the then-outstanding number of Registrable Securities (as such term is defined in the Registration Rights and Lock-Up Agreement) held by all New Holders (as defined in the Registration Rights and Lock-Up Agreement), may demand at any time or from time to time, that the Company file a registration statement on Form S-1 or Form S-3 to register certain shares of Common Stock held by such Holders (as defined in the Registration Rights and Lock-Up Agreement). The Registration Rights and Lock-Up Agreement will also provide the Holders (as defined in the Registration Rights and Lock-Up Agreement) with “piggy-back” registration rights, subject to certain requirements and customary conditions.

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

a)
For the “Nuburu Holders” (as so listed in Schedule A to the Registration Rights and Lock-Up Agreement) and the Anzu SPVs, the period beginning on the Closing Date and ending on the earliest of: (i) the date that is 180 days from the Closing Date, (ii) if the volume weighted-average price (“VWAP”) of the Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period within 150 days after the Closing Date, the date that is 150 days from the Closing Date, or (iii) such date on which the Company completes a liquidation, merger, stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of Common Stock for cash, securities or other property; and
b)
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

On November 28, 2022, Tailwind and certain other parties entered into a Second Amendment to Preferred Stock Sale Option Agreement that, among other things restricts the ability of the Anzu SPVs to transfer (i) any shares of Preferred Stock that was acquired by such Anzu SPV pursuant to the Company’s exercise of the Option (as defined in the Sale Option Agreement), and (ii) any shares of Common Stock to be issued to such Anzu SPV as a result of any conversion of any shares of Preferred Stock referred to in the foregoing clause (i), until the earliest of (A) December 29, 2023, (B) the date that the aggregate number of shares of Common Stock sold under the 10b5-1 Sales Plan results in no remaining shares of Common Stock being available for Tigress to sell under the plan with respect to such Anzu SPV or (C) the termination of the 10b5-1 Sales Plan with respect to such Anzu SPV. Each of the Anzu SPVs has agreed in the Sale Option Agreement not to sell any shares of Preferred Stock which it may be required by the Company to purchase pursuant to the Sale Option Agreement or any shares of Common Stock issued upon conversion thereof, absent consent of the Company or for certain related party transfers, gifts or transfers to the Company or certain related parties, while the 10b5-1 Sales Plan is in effect with respect to such Anzu SPV, unless (x) an announcement of a bona fide tender or exchange offer is made by a person other than (A) the Anzu SPVs or (B) an affiliate of the Anzu SPVs where such affiliation does not arise with or through the Company with respect to the Common Stock or Preferred Stock or (y) a public announcement is made by the Company or a person controlled by the Company with respect to a bona fide merger, acquisition, reorganization, recapitalization or comparable transaction affecting the securities of the Company as a result of which the Common Stock or Preferred Stock will be exchanged for or converted into shares of another company. The Second Amendment to Preferred Stock Sale Option Agreement also provides that the Company will request the board of directors of the Company, or an appropriate committee of “non-employee directors” (as defined in Rule 16b-3 of the Exchange Act) thereof, to adopt one or more resolutions consistent with the interpretive guidance of the SEC designed to cause each acquisition of shares of Preferred Stock by the Anzu SPVs pursuant to the Sale Option Agreement to be an exempt transaction for purposes of Section 16(b) of the Exchange Act pursuant to Rule 16b-3 thereunder to the extent consistent with applicable law.

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

Indemnification Agreements

The Company has entered into separate indemnification agreements with its directors and executive officers, in addition to the indemnification provided for in the Certificate of Incorporation and our bylaws. These agreements, among other things, require the Company to indemnify the Company’s directors and executive officers for certain expenses, including attorneys’ fees, judgments, fines and settlement amounts incurred by a director or executive officer in any action or proceeding arising out of their services as one of the Company’s directors or executive officers or as a director or executive officer of any other company or enterprise to which the person provides services at the Company’s request. For more information regarding these indemnification arrangements, see “Management - Limitation on Liability and Indemnification of Directors and Officers.” The Company believes that these charter and bylaw provisions and indemnification agreements are necessary to attract and retain qualified persons as directors and officers.

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

Director Letter Agreements

Nuburu has entered into letter agreements with the persons serving on the board of directors as non-employee directors. See the section titled “Executive Compensation - Director Compensation”.

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

On November 28, 2022, the Company and certain other parties entered into a Second Amendment to Preferred Stock Sale Option Agreement that, among other things provides that the Company will request the board of directors, or an appropriate committee of

“non-employee directors” (as defined in Rule 16b-3 of the Exchange Act) thereof, to adopt one or more resolutions consistent with the interpretive guidance of the SEC designed to cause each acquisition of shares of Preferred Stock by the Anzu SPVs pursuant to the Sale Option Agreement to be an exempt transaction for purposes of Section 16(b) of the Exchange Act pursuant to Rule 16b-3 thereunder to the extent consistent with applicable law (for more information, see “- Sale Option Agreement”).

Related Person Transactions Subsequent to Year End

The description of the TCEI Acquisition under “Recent Developments” in Part I, Item 1 is incorporated by reference.

The description of the SYME Strategic Investment under “Recent Developments” in Part I, Item 1 is incorporated by reference.

Director Independence

The Board has determined that each of the directors on the Board other than Alessandro Zamboni (who serves as the Executive Chairman of the Company), qualifies as an independent director, as defined under the rules of NYSE American, and the Company’s Board consists of a majority of “independent directors,” as defined under the rules of the SEC and NYSE American relating to director independence requirements.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Fees and Services

The following table provides information regarding the fees incurred to WithumSmith+Brown, PC by Nuburu, Inc. and its predecessor, Legacy Nuburu, during the years ended December 31, 2024 and 2023. All fees described below were approved by the Audit Committee.

	December 31,	December 31,
	2024	2023
Audit Fees(1)	$415,800	$228,800
Audit-Related Fees(2)	―	95,120
Tax Fees(3)	―	―
All Other Fees	―	―
Total	$415,800	$323,920

(1) Audit Fees of WithumSmith+Brown, PC were for professional services rendered for the annual audit of our consolidated financial statements, the reviews of our quarterly condensed consolidated financial statements and the issuance of consents and comfort letters in connection with registration statement filings with the SEC. The audit fees for the year ended December 31, 2024 include fees related to the restatement of the Company’s annual financial statements for the year ended December 31,2023.

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

Auditor Independence

In 2024, there were no other professional services provided by WithumSmith+Brown, PC, other than those listed above, that would have required our Audit Committee to consider their compatibility with maintaining the independence of WithumSmith+Brown, PC.

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

The Audit Committee pre-approved all audit, audit-related, tax and other services provided by WithumSmith+Brown, PC for 2024 and 2023 and the estimated costs of those services. Actual amounts billed, to the extent in excess of the estimated amounts, were periodically reviewed and approved by the Audit Committee.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Consolidated Financial Statements: No financial statements or supplemental data are filed with this Amendment. See Index to Financial Statements and Supplemental Data of the Original 10-K.
(2)	Financial Statement Schedules: None.
(3)	Exhibits

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

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date

2.1†	Business Combination Agreement, dated as of August 5, 2022, by and among Tailwind Acquisition Corp., Compass Merger Sub, Inc. and Nuburu, Inc.	8-K	001-39489	2.1	August 8, 2022

3.1	Amended and Restated Bylaws of the Company.	8-K	001-39489	3.2	September 9, 2020

3.2	Amendment to the Amended and Restated By Laws of Nuburu, Inc.	8-K	001-39489	3.1	November 12, 2024

3.3	Amended and Restated Certificate of Incorporation of the Company.	8-K	001-39489	3.1	February 6, 2023

3.4	Amendment to the Amended and Restated Certificate of Incorporation of the Company	8-K	001-39489	3.1	June 13, 2024

3.5	Certificate of Designations of the Company.	8-K	001-39489	3.3	February 6, 2023

4.1	Specimen Common Stock Certificate .	8-K	001-39489	4.1	February 6, 2023

4.2	Specimen Preferred Stock Certificate .	8-K	001-39489	4.2	February 6, 2023

4.3	Specimen Warrant Certificate.	S-1	333-248113	4.3	August 26, 2020

4.4	Warrant Agreement, dated as of September 9, 2020, by and between the Company and Continental Stock Transfer & Trust Company.	8-K	001-39489	4.1	September 9, 2020

4.5	Description of Registrant’s Securities.	10-K	001-39489	4.5	April 15, 2024

10.1	Investment Management Trust Agreement, dated as of September 9, 2020, by and between the Company and Continental Stock Transfer & Trust Company.	8-K	001-39489	10.2	September 9, 2020

10.2	Third Amendment to Amended and Restated Registration Rights Lock-up Agreement, dated January 31, 2023, by and among the Company and the Holders(defined therein) (incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed with the SEC on February 6, 2023).	8-K	001-39489	10.14	February 6, 2023

10.3	Fourth Amendment to Amended and Restated Registration Rights Lock-up Agreement, dated March 10, 2023, by and among the Company and the Holders(defined therein) (incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed with the SEC on February 10, 2023).	8-K	001-39489	10.1	March 10, 2023

10.4	Preferred Stock Sale Option Agreement, dated August 5, 2022, by and among the Company and the parties listed on Schedule A thereto.	8-K	001-39489	10.4	August 8, 2022

10.5	Amendment to Preferred Stock Sale Option Agreement, dated November 22, 2022, by and among the Company and the Holders (as defined therein).	8-K	001-39489	10.3	November 22, 2022

10.6	Second Amendment to Preferred Stock Sale Option Agreement, dated November 28, 2022 by and among the Company and the Holders (as defined therein).	8-K	001-39489	10.1	November 29, 2022

10.7	Third Amendment to Preferred Stock Sale Option Agreement, dated November 28, 2022 by and among the Company and the Holders (as defined therein).	8-K	001-39489	10.2	March 10, 2023

10.8#	Nuburu, Inc. 2022 Equity Incentive Plan.	8-K	001-39489	10.20	February 6, 2023

10.9#	Nuburu, Inc. 2022 Employee Stock Purchase Plan and forms of agreement thereunder.	8-K	001-39489	10.21	February 6, 2023

10.10#	Nuburu, Inc. Executive Incentive Compensation Plan.	8-K	001-39489	10.22	February 6, 2023

10.11#†	Amended and Restated Employment Agreement, effective December 3, 2022, by and between Mark Zediker and Legacy Nuburu.	S-4/A	333-267403	10.18	November 29, 2022

10.12#	Employment Agreement, effective December 2, 2022, by and between Brian Knaley and Legacy Nuburu.	S-4/A	333-267403	10.19	November 29, 2022

10.13#†	Amended and Restated Employment Agreement, effective December 2, 2022, by and between Brian Faircloth and Legacy Nuburu.	S-4/A	333-267403	10.20	November 29, 2022

10.14#	Form of Director Letter Agreement.	S-4/A	333-267403	10.22	November 29, 2022

10.15#	Form of Nuburu, Inc. Indemnification Agreement.	8-K	001-39489	10.27	February 6, 2023

10.16	Form of Convertible Promissory Note.	8-K	001-39489	4.1	June 13, 2023

10.17	Form of Warrant to Purchase Shares of Common Stock.	8-K	001-39489	4.2	June 13, 2023

10.18	Note and Warrant Purchase Agreement dated June 12, 2023.	8-K	001-39489	10.1	June 13, 2023

10.19	Registration Rights and Lock-up Agreement.	8-K	001-39489	10.2	June 13, 2023

10.20	Confidential Separation and Release Agreement, dated November 1, 2023, by and between Nuburu, Inc. and Dr. Mark Zediker.	10-Q	001-39489	10.4	November 9, 2023

10.21	Note and Warrant Purchase Agreement, dated November 13, 2023, by and between Nuburu, Inc. and the lenders party thereto.	10-K	001-39489	10.39	April 15, 2024

10.22	Form of Promissory Note.	10-K	001-39489	10.40	April 15, 2024

10.23	Form of Warrant to Purchase Shares of Common Stock.	10-K	001-39489	10.41	April 15, 2024

10.24	Registration Rights Agreement, dated November 13, 2023, by and between Nuburu, Inc.	10-K	001-39489	10.42	April 15, 2024

10.25	Intercreditor and Subordination Agreement, dated November 13, 2023, by and between Nuburu, Inc. and the parties thereto.	10-K	001-39489	10.43	April 15, 2024

10.26	Form of Warrant to Purchase Shares of Common Stock	10-K	001-39489	10.46	April 15, 2024

10.27	Board of Directors Compensation Policy	10-K	001-39489	10.47	April 15, 2024

10.28	Amendment to Employment Agreement, effective November 1, 2023, by and between Nuburu, Inc. and Brian Knaley.	10-K/A	001-39489	10.48	April 29, 2024

10.29	Amendment to Employment Agreement, effective January 1, 2024, by and between Nuburu, Inc. and Brian Faircloth.	10-K/A	001-39489	10.49	April 29, 2024

10.30	Securities Purchase Agreement, dated August 6, 2024, by and between Nuburu, Inc. and Esousa Group Holdings LLC	8-K	001-39489	10.1	August 12, 2024

10.31	Exchange Agreement, dated August 6, 2024, by and between Nuburu, Inc. and Esousa Group Holdings LLC	8-K	001-39489	10.2	August 12, 2024

10.32	Securities Purchase Agreement, dated August 19, 2024, by and between Nuburu, Inc. and Esousa Group Holdings LLC	8-K	001-39489	10.1	August 23, 2024

10.33	Exchange Agreement, dated August 19, 2024, by and between Nuburu, Inc. and Esousa Group Holdings LLC	8-K	001-39489	10.2	August 23, 2024

10.34	Common Stock Purchase Agreement, dated October 1, 2024, by and between Nuburu, Inc. and Liqueous, LP	8-K	001-39489	10.1	October 7, 2024

10.35	Registration Rights Agreement, dated October 1, 2024, by and between Nuburu, Inc. and Liqueous, LP	8-K	001-39489	10.2	October 7, 2024

10.36	Master Transaction Summary agreement, dated October 1, 2024, between Nuburu, Inc. and Liqueous LP	10-Q	001-39489	10.5	November 14, 2024

10.37	Common Stock Purchase Agreement, dated October 1, 2024, between Nuburu, Inc. and Liqueous LP	10-Q	001-39489	10.6	November 14, 2024

10.38	Securities Purchase Agreement, dated October 1, 2024, between Nuburu, Inc. and Liqueous LP	10-Q	001-39489	10.7	November 14, 2024

10.39	Securities Purchase Agreement, dated October 1, 2024, between Nuburu, Inc. and Liqueous LP	10-Q	001-39489	10.8	November 14, 2024

10.40	Registration Rights Agreement, dated October 1, 2024, between Nuburu, Inc. and Liqueous LP	10-Q	001-39489	10.9	November 14, 2024

19.1	Insider Trading Policy	10-K	001-39489	19.1	April 15, 2025

21.1	List of Subsidiaries of Nuburu, Inc.	8-K	001-39489	21.1	February 6, 2023

24.1*	Power of Attorney (included on the signature page)

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).	10-K	001-39489	31.1	April 15, 2025

31.2	Certification of the Principal Financial and Accounting Officer required by Rule 13a-14(a) or Rule 15d-14(a).	10-K	001-39489	31.2	April 15, 2025

31.3*	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.4*	Certification of the Principal Financial and Accounting Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1**	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350	10-K	001-39489	32.1	April 15, 2025

32.2**	Certification of the Principal Financial and Accounting Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350	10-K	001-39489	32.2	April 15, 2025

97	Nuburu, Inc. Clawback Policy	10-K	001-39489	97	April 15, 2025

101.INS*	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

104*	104 Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

April 30, 2025

NUBURU, INC.

/s/ Alessandro Zamboni
Name:	Alessandro Zamboni
Title:	Executive Chairman

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Alessandro Zamboni, his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Alessandro Zamboni	Executive Chairman	April 30, 2025
Alessandro Zamboni	(Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ Matteo Ricchebuono	Director	April 30, 2025
Matteo Ricchebuono

/s/ Shawn Taylor	Director	April 30, 2025
Shawn Taylor

/s/ Dario Barisoni	Director	April 30, 2025
Dario Barisoni