Form 10-Q
period 2025-03-31
Nuburu, Inc.
filed 2025-05-20
CIK 1814215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 15, 2025, the registrant had 52,443,348 shares of common stock, $0.0001 par value per share, outstanding.

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

Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements, which speak only as of the date hereof. The forward-looking statements contained in this Quarterly Report are based on our current expectations and beliefs concerning future developments and their potential effects on our business. There can be no assurance that future developments affecting our business will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control), or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors under the heading "Risk Factors" in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2024, as amended (our "Annual Report"), as well as the following important factors:

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
•
volatility in the markets caused by geopolitical and economic factors; and
•
other risks and uncertainties set forth in the section titled “Risk Factors” and in other sections of our Annual Report.
•
other risks and uncertainties set forth under the heading “Risk Factors” in Part II, Item 1A and elsewhere in this Quarterly Report.

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

PART 1 – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

NUBURU, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$70,937	$209,337
Inventories, net of reserve of $0 and $1,161,469 at March 31, 2025 and December 31, 2024, respectively	—	1,526,467
Deposit on acquisition - related party	600,000	—
Prepaid expenses and other current assets	380,536	162,749
Total current assets	1,051,473	1,898,553
Property and equipment, net	—	4,834,729
Operating lease right-of-use assets	—	202,411
Convertible note receivable	260,000	—
Other assets	—	34,359
TOTAL ASSETS	$1,311,473	$6,970,052

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$6,206,910	$6,301,310
Accrued expenses	4,302,642	4,301,195
Current portion of operating lease liability	119,720	237,369
Contract liabilities	24,000	24,000
Shareholder advances	99,936	644,936
Current portion of notes payable	3,655,568	9,242,183
Convertible note derivative liability	—	37,900
Preferred stock liability	23,889,050	—
Total current liabilities	38,297,826	20,788,893
Warrant liabilities	1,315	128,615
TOTAL LIABILITIES	38,299,141	20,917,508

Commitments and Contingencies (Note 6)

Convertible preferred stock, $0.0001 par value; 50,000,000 shares authorized; 2,388,905 shares issued and outstanding at December 31, 2024	—	23,889,050
Stockholders’ Deficit
Common stock, $0.0001 par value; 250,000,000 shares authorized; 48,833,664 and 20,274,238 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	8,767	2,028
Additional paid-in capital	98,432,170	93,968,071
Accumulated deficit	(135,428,605)	(131,806,605)
Total Stockholders’ Deficit	(36,987,668)	(37,836,506)
TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT	$1,311,473	$6,970,052

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NUBURU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2025	2024

Revenue	$—	$93,549
Cost of revenue	235,717	856,956
Gross margin	(235,717)	(763,407)
Operating expenses:
Research and development	184,563	766,495
Selling and marketing	543,337	345,590
General and administrative	2,078,805	2,652,795
Total operating expenses	2,806,705	3,764,880
Loss from operations	(3,042,422)	(4,528,287)
Non-operating expenses:
Interest income	7,385	11,740
Interest expense	(193,480)	(1,191,862)
Change in fair value of warrant liabilities	127,300	3,311
Change in fair value of derivative liability	37,900	—
Change in fair value of debt	28,997	—
Loss on extinguishment of debt	(3,386,416)	—
Gain on sale of intellectual property intangible assets	8,961,872	—
Loss on impairment of inventories, property and equipment and operating lease right-of-use asset	(6,064,823)	—
Interest expense recognized on remeasurement of preferred stock liability	(10,398,050)	—
Other loss, net	(98,313)	—
Loss before provision for income taxes	$(14,020,050)	$(5,705,098)
Provision for income taxes	—	—
Net loss	(14,020,050)	$(5,705,098)
Reclassification of convertible preferred stock from mezzanine equity to liability	10,398,050	—
Deemed dividend in connection with modification of pre-funded warrants	(3,076,380)	—
Net loss available to common shareholders	$(6,698,380)	$(5,705,098)
Net loss per common share, basic and diluted (1)	$(0.20)	$(6.18)
Weighted-average common shares used to compute net loss per common share, basic and diluted (1)(2)	33,074,691	922,894

(1)
Periods presented have been adjusted to reflect the 1-for-40 reverse stock split on July 23, 2024. See Note 2 – Summary of Significant Accounting Policies for additional information.
(2)
Amount presented for the three months ended March 31, 2025 includes 3,831,229 shares of common stock that the Company was required to issue but had not yet issued as of March 31, 2025.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NUBURU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS DEFICIT

(UNAUDITED)

	Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balance as of December 31, 2024	2,388,905	$23,889,050	20,274,238	$2,028	$93,968,071	$(131,806,605)	$(37,836,506)
Reclassification of convertible preferred stock from mezzanine equity to current liabilities	(2,388,905)	(23,889,050)	—	—	—	—	—
Issuance of Common Stock to extinguish debt	—	—	15,551,122	5,438	3,783,694	—	3,789,132
Issuance of Common Stock upon exercise of pre-funded warrants	—	—	13,008,304	1,301	(367)	—	934
Contributions from related party					110,000		110,000
Stock-based compensation	—	—	—	—	571,708	—	571,708
Deemed dividend in connection with modification of pre-funded warrants	—	—	—	—	(936)	—	(936)
Reclassification of convertible preferred stock from mezzanine equity to liability	—	—	—	—	—	10,398,050	10,398,050
Net loss	—	—	—	—	—	(14,020,050)	(14,020,050)
Balance as of March 31, 2025	—	$—	48,833,664	$8,767	$98,432,170	$(135,428,605)	$(36,987,668)

	Convertible Preferred Stock		Common Stock
	Shares(1)	Amount	Shares(1)	Amount(1)	Additional Paid-in Capital(1)	Accumulated Deficit	Total Stockholders' Deficit
Balance as of December 31, 2023	2,388,905	$23,889,050	922,362	$92	$64,744,838	$(97,290,851)	$(32,545,921)
Issuance of Common Stock	—	—	40,000	4	199,996	—	200,000
Issuance of Common Stock from releases of restricted units	—	—	1,237	1	(1)	—	—
Restricted stock units used for tax withholdings	—	—	(285)	(1)	(1,872)	—	(1,873)
Stock-based compensation	—	—	—	—	614,115	—	614,115
Net loss	—	—	—	—	—	(5,705,098)	(5,705,098)
Balance as of March 31, 2024	2,388,905	$23,889,050	963,314	$96	$65,557,076	$(102,991,887)	$(37,434,715)

(1) Periods presented have been adjusted to reflect the 1-for-40 reverse stock split on July 23, 2024. See Note 2 – Summary of Significant Accounting Policies for additional information.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NUBURU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2025	2024

Cash Flows from Operating Activities:
Net loss	$(14,020,050)	$(5,705,098)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	446,449	256,895
Stock-based compensation	497,164	614,115
Inventory reserve adjustments	—	28,012
Amortization of debt discount	—	789,871
Amortization of deferred financing costs	28,433	236,550
Operating lease right-of-use asset	—	93,626
Change in fair value of warrant liabilities	(127,300)	(3,311)
Change in fair value of derivative liability	(37,900)	—
Change in fair value of debt	(28,997)	—
Loss on extinguishment of debt	3,386,416	—
Gain on sale of intellectual property intangible assets	(8,961,872)	—
Loss on impairment of inventories, property and equipment and operating lease right-of-use asset	6,064,823	—
Interest expense recognized on remeasurement of preferred stock liability	10,398,050	—
Changes in operating assets and liabilities:
Accounts receivable	—	349,657
Inventories	—	(218,542)
Prepaid expenses and other current assets	(42,171)	97,295
Accounts payable	(94,398)	952,936
Accrued expenses	681,210	524,487
Contract liabilities	—	(23,400)
Operating lease liability	(117,649)	(86,535)
Net cash used in operating activities	(1,927,792)	(2,093,442)
Cash Flows from Investing Activities:
Payment for acquisition	(600,000)	—
Payments under convertible note receivable	(150,000)	—
Net cash used in investing activities	(750,000)	—
Cash Flows from Financing Activities:
Proceeds from debt borrowings	2,394,708	—
Repayments of debt	(835,316)	—
Payments of debt issuance costs and discounts	(20,000)	—
Proceeds received from settlement	1,000,000	—
Proceeds from issuance of common stock	—	200,000
Restricted stock units used for tax withholdings	—	(1,873)
Payment of deferred financing costs	—	(21,500)
Net cash provided by financing activities	2,539,392	176,627
NET CHANGE IN CASH DURING THE PERIOD	(138,400)	(1,916,815)
CASH AND CASH EQUIVALENTS ―BEGINNING OF PERIOD	209,337	2,148,700
CASH AND CASH EQUIVALENTS ―END OF PERIOD	70,937	$231,885
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of Common Stock upon extinguishment of debt	$3,789,132	$—
Issuance of Common Stock upon exercise of pre-funded warrants	$934	$—
Deemed dividend in connection with modification of pre-funded warrants	$936	$—
Shareholder advance to promissory note	$545,000	$—
Conversion of debt to common stock	$306,459	$—
Initial fair value of convertible note receivable over proceeds paid	$110,000	$—
Transfer of property and equipment from inventory	$—	$68,499
Purchase of property and equipment in accounts payable and accrued expenses	$—	$540,028
Deferred financing costs included in accounts payable and accrued expenses	$—	$697,563
Transaction costs related to the reverse recapitalization not yet paid	$—	$1,007,439

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NUBURU, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. BACKGROUND AND ORGANIZATION

Nuburu, Inc. (“Nuburu” or the “Company”) was originally incorporated in Delaware on July 21, 2020 under the name Tailwind Acquisition Corp. (“Tailwind”) as a special purpose acquisition company, formed for the purpose of effecting an initial business combination with one or more target businesses. On September 9, 2020 (the “IPO Closing Date”), the Company consummated its initial public offering (the “IPO”). On January 31, 2023 (the "Closing Date"), the Company consummated a business combination with Nuburu Subsidiary, Inc. f/k/a Nuburu, Inc. (“Legacy Nuburu”), a privately held operating company which merged into the Company's subsidiary Compass Merger Sub, Inc. (the “Business Combination”) and changed its name to “Nuburu, Inc.,” and the Company became the owner, directly or indirectly, of all of the equity interests of Nuburu Subsidiary, Inc. and its subsidiaries.

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

From inception through March 31, 2025, the Company has incurred operating losses and negative cash flows from operating activities. For the three months ended March 31, 2025 and 2024, the Company has incurred operating losses, including net losses of $14,020,050 and $5,705,098, respectively, and the Company has an accumulated deficit of $135,428,605 as of March 31, 2025. The operating loss for the three months ended March 31, 2025 included $10,398,050 of non-cash interest expense recognized on remeasurement of preferred stock liability. For additional information on this interest expense see Note 9. The Company expects to continue executing its comprehensive growth and diversification strategy, expanding into complementary domains such as defense-tech, security, and operational resilience solutions. The Company anticipates that it will incur net losses for the foreseeable future and, even if it increases its revenue, there is no guarantee that it will ever become profitable. All of the aforementioned factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company plans to finance its operations with proceeds from the issuance and sale of equity securities or debt; however, there is no assurance that management's plans to obtain additional debt or equity financing will be successfully implemented or implemented on terms favorable to the Company. Until the Company can generate sufficient revenue to cover its operating expenses, working capital, and capital expenditures, the Company plans to rely on proceeds received from certain agreements executed subsequent to March 31, 2025, as further described herein.

Inventory, Property and Equipment and Right-of-Use Asset Impairment

The Company leases approximately 27,900 square feet of office space in Centennial, Colorado, with a lease term through June 2025. Consistent with the Company’s previously disclosed business plan for its future business, the Company does not believe that assets or equipment that remain on this leased property are critical to its new business strategy, given that it will not be conducting full-scale manufacturing or laser design or development that would involve the prior patent portfolio, which was transferred to its former secured lenders. The Company is pursuing a lease for a replacement facility that is more appropriate for the Company’s new business strategy, which will involve laser development in different verticals and outsourcing of manufacturing and inventory management. However, entering into a new lease and appropriately equipping a new facility is costly and time-consuming and may cause delays in the Company’s progress with respect to the business plan focused on building a stable foundation for its future business.

As of March 31, 2025, the Company was in default under the lease, and Centennial Tech Industrial Owner (the "Landlord") was in the process of pursuing available remedies in advance of the lease term that would otherwise expire in June 2025. In April 2025, the Landlord obtained a default judgment against the Company in the amount of $409,278. The Landlord may exercise rights under the lease agreement and applicable law with respect to a lessee in default and such lessee’s assets located on the premises, including the removal and disposal of inventories and property and equipment remaining on the property. As such, as of March 31, 2025, the Company determined that, based on the assumption that the Landlord would fully exercise its rights with respect to all assets remaining on the premises, (i) it no longer had control over the inventory and that recovery was not probable, therefore, inventory was written down to a net realizable value of zero, (ii) the carrying value of its property and equipment, all of which was at the leased location, was no longer recoverable, and the assets were written down to a net book value of $0, and (iii) the right-of-use asset associated with this lease was fully impaired, as the Company could no longer use the leased premises, each of which is recorded within loss on impairment of inventories, property and equipment and operating lease right-of-use asset on the condensed consolidated statement of operations for the three months ended March 31, 2025.

Certain Significant Risks and Uncertainties

The Company’s future results of operations involve a number of risks and uncertainties. Factors that could affect the Company’s future operating results and cause actual results to vary materially from expectations include, but are not limited to, those summarized in the Cautionary Note Regarding Forward-Looking Statements above.

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

The results of operations for the three months ended March 31, 2025 and 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025 or any future period. These unaudited condensed consolidated financial statements and their notes should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on April 15, 2025, and as subsequently amended.

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

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are not applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements are disclosed in the notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as amended. Other than as noted below, the significant accounting policies have not changed significantly since that filing.

Fair value option for certain financial instruments

The Company elected the fair value option (“FVO”) for recognition of the Convertible Note Receivable (as defined and described in Note 5, Convertible Loan Receivable), as permitted under Accounting Standards Codification ("ASC") 825, Financial Instruments. Under this option, financial instruments are initially recognized at fair value as an asset or liability on the condensed consolidated balance sheets with subsequent changes in fair value, inclusive of interest, market risk, and other factors affecting valuation, reflected in the condensed consolidated statements of operations. The Company elected to recognize interest expense within the line item presented for the change in the fair value of the asset or liability. Additionally, the change in fair value of financial liabilities attributable to the change in the instrument-specific credit risk is required to be presented separately in other comprehensive income. For the three months ended March 31, 2025, the change in fair value related to a change in the instrument-specific credit risk was immaterial. All costs associated with the issuance of financial instruments accounted for using the FVO are expensed upon issuance or as incurred. See Note 5, Convertible Loan Receivable, and Note 8, Notes and Convertible Notes Payable, for additional information.

Mandatorily redeemable preferred stock

The Company accounts for mandatorily redeemable preferred stock in accordance with ASC 480, Distinguishing Liabilities from Equity. Preferred stock that is mandatorily redeemable on a fixed or determinable date, or upon the occurrence of an event certain to occur, is classified as a liability on the condensed consolidated balance sheets. Mandatorily redeemable preferred stock is initially recognized at its fair value, and subsequently measured at its redemption value.

Recently Issued Accounting Pronouncements

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

ASU 2024-03

In November 2024, the FASB issued ASC 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which is intended to provide more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation and amortization) included in certain expense captions presented on the consolidated statement of operations. This new standard is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (1) prospectively to financial statements issued for periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the consolidated financial statements. The Company is in the process of finalizing the disclosures that will be required by the adoption of the provisions of ASU 2023-09, and will adopt these amendments for annual disclosures in the Annual Report on Form 10-K for the year ending December 31, 2025.

NOTE 3. BALANCE SHEET COMPONENTS

As further described in Note 1, the Company was in default under its lease, and the Landlord was in the process of pursuing available remedies in advance of the lease term that would otherwise expire in June 2025. In April 2025, the Landlord obtained a default judgment against the Company in the amount of $409,278. The Landlord may exercise rights under the lease agreement and applicable law with respect to a lessee in default and such lessee’s assets located on the premises, including the removal and disposal of inventories and property and equipment remaining on the property. As such, as of March 31, 2025, the Company determined that, based on the assumption that the Landlord would fully exercise its rights with respect to all assets remaining on the premises, (i) it no longer had control over the inventory and that recovery was not probable, therefore, inventory was written down to a net realizable value of zero, (ii) the carrying value of its property and equipment, all of which was at the leased location, was no longer recoverable, and the assets were written down to a net book value of zero, and (iii) the right-of-use asset associated with this lease was fully impaired, as the Company could no longer use the leased premises, each of which is recorded within loss on impairment of inventories, property and equipment and operating lease right-of-use asset on the condensed consolidated statement of operations for the three months ended March 31, 2025.

Inventories, Net

Inventories, net as of March 31, 2025 and December 31, 2024 consisted of the following:

	March 31, 2025	December 31, 2024
Raw materials and supplies	$—	$1,913,013
Work-in-process	—	161,137
Finished goods	—	613,786
Inventories, gross	—	2,687,936
Less: inventory reserve	—	(1,161,469)
Inventories, net	$—	$1,526,467

During the three months ended March 31, 2025 and 2024, the Company recorded net lower of cost or net realizable value charges of nil and $28,012, respectively. As of March 31, 2025, in connection with the lease default described above, inventory was written down to a net realizable value of zero through a $1,526,467 loss recorded within loss on impairment of inventories, property and equipment and operating lease right-of-use asset on the condensed consolidated statement of operations for the three months ended March 31, 2025.

Property and Equipment, Net

Property and equipment, net as of March 31, 2025 and December 31, 2024 consisted of the following:

	March 31, 2025	December 31, 2024
Machinery and equipment	$7,203,592	$7,203,592
Leasehold improvements	897,948	897,948
Furniture and office equipment	205,897	205,897
Computer equipment and software	197,386	197,386
Property and equipment, gross	8,504,823	8,504,823
Less: accumulated depreciation and amortization	(4,116,543)	(3,670,094)
Less: impairment of property and equipment	(4,388,280)	—
Property and equipment, net	$—	$4,834,729

Depreciation and amortization expense related to property and equipment was $446,449 and $256,895 during the three months ended March 31, 2025 and 2024, respectively.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of March 31, 2025 and December 31, 2024 consisted of the following:

	March 31, 2025	December 31, 2024
Prepaid insurance	$168,063	$123,959
Other prepaid assets	160,623	28,521
Other current assets	51,850	10,269
Total prepaid expenses and other current assets	$380,536	$162,749

Accrued Expenses

Accrued expenses as of March 31, 2025 and December 31, 2024 consisted of the following:

	March 31, 2025	December 31, 2024

Accrued legal, accounting and professional fees	$2,648,037	$2,448,594
Accrued transaction costs related to the reverse recapitalization	503,599	503,600
Accrued payroll and benefits	341,956	357,953
Accrued lease-related payables	289,558	54,288
Accrued taxes payable	269,147	232,966
Accrued interest	40,325	560,501
Other	210,020	143,293
Total accrued expenses	$4,302,642	$4,301,195

NOTE 4. FAIR VALUE MEASUREMENTS

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

An asset's or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

The Company’s financial instruments that are carried at fair value consist of Level 1 and Level 3 assets and liabilities:

•
Level 1:
o
Level 1 assets include highly liquid bank deposits and money market funds, which were not material in either period as of March 31, 2025 and December 31, 2024.
o
Level 1 liabilities include the Public Warrants, which are classified as Level 1 due to the use of an observable market quote in an active market, however, were determined to have no value as of March 31, 2025 and December 31, 2024 due to a notification from the New York Stock Exchange American (“NYSE American”) in December 2023 that the NYSE American had determined to (a) commence proceedings to delist the Company’s Public Warrants, each whole warrant exercisable to purchase one share of the Company’s common stock, par value $0.0001 per share, at a price of $11.50 per share, and listed to trade on the NYSE American under the symbol “BURU.WS”, and (b) immediately suspend trading in the Public Warrants due to “abnormally low” trading price levels.

•
Level 3:
o
Level 3 assets include the Convertible Loan Receivable (as defined and described in Note 5, Convertible Loan Receivable), which is classified as Level 3 due to the use of unobservable inputs in the valuation of the asset. There were no transfers between Level 1, Level 2, and Level 3 in any periods presented.
o
Level 3 liabilities include (i) the Junior Note Warrants (as defined and described in Note 8, Notes and Convertible Notes Payable, and Note 10, Warrants), (ii) the Indigo Capital Convertible Notes (as defined and described in Note 8, Notes and Convertible Notes Payable), and (iii) through early March 2025, the August 2024 Convertible Note Derivative Liability (as defined and described in Note 8, Notes and Convertible Notes Payable), each of which is classified as Level 3 due to the use of unobservable inputs in the valuation of the liability. Gains or losses from the remeasurement of (i) the Junior Note Warrants are recorded as part of change in fair value of warrant liabilities, (ii) the Indigo Capital Convertible Notes are recorded as part of change in fair value of debt and (iii) the August 2024 Convertible Note Derivative Liability are recorded as part of change in fair value of derivative liability in the condensed consolidated statements of operations. There were no transfers between Level 1, Level 2, and Level 3 in any periods presented.

The following tables set forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy as of March 31, 2025 and December 31, 2024:

	At March 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Convertible Note Receivable	$—	$—	$260,000	$260,000
Total assets	$—	$—	$260,000	$260,000

Liabilities:
Junior Note Warrants	$—	$—	$1,315	$1,315
Indigo Capital Convertible Notes	—	—	2,056,744	2,056,744
Total liabilities	$—	$—	$2,058,059	$2,058,059

	At December 31, 2024
	Level 1	Level 2	Level 3	Total
Junior Note Warrants	$—	$—	$128,615	$128,615
Convertible note derivative liability (1)	$—	$—	$37,900	$37,900

(1)
Represents the August 2024 Convertible Note Derivative Liability, as defined and described in Note 8, Notes and Convertible Notes Payable. In March 2025, the remaining August 2024 Convertible Notes were purchased by Indigo Capital and subsequently extinguished. For additional information, see Note 8.

Level 3 Financial Assets

Convertible Loan Receivable

The following table sets forth a summary of the changes in fair value of the Company's Convertible Loan Receivable:

Three Months Ended March 31,
2025
Fair value, beginning balance	$—
Fair value at issuance	260,000
Change in fair value	—
Fair value, ending balance	$260,000

The aggregate fair value of the Convertible Loan Receivable was estimated using a Monte Carlo simulation based approach, a Level 3 valuation. The significant inputs to the calculation of the fair value of the Convertible Loan Receivable were as follows:

Three Months Ended March 31,
2025
Convertible Note Receivable
Stock price	£0.000035
Expected term (in years)	1.25
Expected volatility	157.7%
Risk-free interest rate	4.2%
Expected dividend yield	0.0%

Level 3 Financial Liabilities

Junior Note Warrants

The following table sets forth a summary of the changes in fair value of the Company's Junior Note Warrants issued in November 2023:

	Three Months Ended March 31,
	2025	2024
Fair value, beginning balance	$128,615	$2,238,519
Change in fair value	(127,300)	(3,311)
Fair value, ending balance	$1,315	$2,235,208

The aggregate fair value of the Junior Note Warrants was estimated using a Monte Carlo simulation based approach, a Level 3 valuation. The significant inputs to the calculation of the fair value of the Junior Note Warrant liability were as follows:

	Three Months Ended March 31,
	2025	2024
Junior Note Warrants:
Stock price	$0.19	$0.14
Expected term (in years)	3.7 - 4.4	4.7
Expected volatility	62.4% - 65.2%	69.8%
Risk-free interest rate	3.9%	4.2%
Expected dividend yield	0.0%	0.0%

Indigo Capital Convertible Notes

The following table sets forth a summary of the changes in fair value of the Company's Indigo Capital Convertible Notes:

Three Months Ended March 31,
2025
Fair value, beginning balance	$—
Fair value at issuance	2,392,200
Fair value of debt converted	(306,459)
Change in fair value	(28,997)
Fair value, ending balance	$2,056,744

The aggregate fair value of the Indigo Capital Convertible Notes was estimated using a Monte Carlo simulation based approach, a Level 3 valuation. The significant inputs to the calculation of the fair value of the Indigo Capital Convertible Notes during the three months ended March 31, 2025 were as follows:

Three Months Ended March 31,
2025
Indigo Capital Convertible Notes:
Stock price	$0.19 - 0.26
Expected term (in years)	0.92 - 0.99
Expected volatility	257.3% - 268.7%
Risk-free interest rate	4.1%
Risk-adjusted discount rate	12.9%
Expected dividend yield	0.0%

August 2024 Convertible Note Derivative Liability

In March 2025, the remaining August 2024 Convertible Notes were purchased by Indigo Capital and subsequently extinguished. For additional information, see Note 8.

The following table sets forth a summary of the changes in fair value of the Company's August 2024 Convertible Note Derivative Liability:

	Three Months Ended March 31,
	2025	2024
Fair value, beginning balance	$37,900	$—
Extinguishment of August 2024 Convertible Notes	(37,900)	—
Fair value, ending balance	$—	$—

NOTE 5. CONVERTIBLE NOTE RECEIVABLE

On March 14, 2025, the Company entered into a convertible facility with capacity of up to $5.15 million (the "Convertible Note Receivable") with Supply@ME Capital Plc (“SYME”), a fintech platform focused on Inventory Monetisation© solutions for manufacturing and trading companies. The Convertible Note Receivable bears interest at 14.33% annually based on the US Federal Funds Rate plus 10%. Upon conversion, the Company is expected to hold a controlling interest in SYME. Following approval by SYME stockholders, the Financial Conduct Authority, and The Panel on Takeovers and Mergers, the Company may convert amounts outstanding under the Convertible Note Receivable into ordinary shares of SYME at a fixed conversion ratio of £0.00003 per ordinary share, with conversion shares accompanied by a warrant to acquire one additional ordinary share of SYME for every two ordinary shares of SYME issued on any conversion, with an exercise price of £0.000039, as well as the ability to exercise on a cashless basis. If the Convertible Note Receivable is not converted into ordinary shares of SYME by June 30, 2026, the Company may demand repayment in full of the note in cash.

As of March 31, 2025, $150,000 has been funded under the Convertible Note Receivable, with full funding expected to occur by the end of the third quarter of 2025. Certain conversion features of the Convertible Note Receivable would typically be considered derivatives that would require bifurcation. In lieu of bifurcating various features in the agreement, we elected the fair value option for the Convertible Note Receivable. There were no changes in the fair value of the Convertible Note Receivable between the issuance and March 31, 2025. The excess of the initial fair value of $260,000 of the Convertible Note Receivable over the proceeds paid of $150,000 was recorded to additional paid-in capital during the three months ended March 31, 2025.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Operating Lease

The Company leased approximately 27,900 square feet of office space in Centennial, Colorado under a noncancelable operating lease agreement. The original term of the lease was set to expire in December 2024, however, in November 2023, the Company elected to extend the lease through June 2025. In recognition of the ROU asset and the related lease liability as of March 31, 2025, any further options to extend the lease term have not been included as the Company was not reasonably certain to exercise any such option.

As further described in Note 1, the Company was in default under its lease, and the Landlord was in the process of pursuing available remedies in advance of the lease term that would otherwise expire in June 2025. In April 2025, the Landlord obtained a default judgment against the Company in the amount of $409,278. The Landlord may exercise rights under the lease agreement and applicable law with respect to a lessee in default and such lessee’s assets located on the premises, including the removal and disposal of inventories and property and equipment remaining on the property. As such, as of March 31, 2025, the Company determined that, based on the assumption that the Landlord would fully exercise its rights with respect to all assets remaining on the premises, (i) it no longer had control over the inventory and that recovery was not probable, therefore, inventory was written down to a net realizable value of zero, (ii) the carrying value of its property and equipment, all of which was at the leased location, was no longer recoverable, and the assets were written down to a net book value of zero, and (iii) the right-of-use asset associated with this lease was fully impaired, as the Company could no longer use the leased premises, each of which is recorded within loss on impairment of inventories, property and equipment and operating lease right-of-use asset on the condensed consolidated statement of operations for the three months ended March 31, 2025.

As of March 31, 2025, the Company's ROU lease liability was $119,720. As such, the Company accrued an additional $289,558 related primarily to unpaid future rent payments, interest and attorney's fees within accrued expenses on the condensed consolidated balance sheet as of March 31, 2025.

In connection with the default under the lease described above, the Company recorded an impairment to reduce the right-of-use asset to zero of $150,077, which is recorded within loss on impairment of inventories, property and equipment and operating lease right-of-use asset on the condensed consolidated statement of operations for the three months ended March 31, 2025.

Operating lease cost was $102,938 for each of the three months ended March 31, 2025 and 2024.

Liqueous Settlement Agreement

In January 2025 and April 2025, in connection with a settlement and mutual release agreement entered into between the Company and Liqueous LP (“Liqueous”) (the "Liqueous Settlement Agreement"), as amended, the parties provided an immediate mutual release of claims and obligations through payments from Liqueous to the Company in an aggregate $1,450,000, of which $1,000,000 was paid during the first quarter of 2025. Such payment was made in connection with the issuance of the remaining 9,186,581 shares issued to extinguish an aggregate $411,865 of principal and accrued interest under the Junior Notes and, accordingly, reduced the loss on extinguishment of debt recorded.

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

During the first quarter, the Company was subject to three separate actions seeking default judgments for the alleged failure to pay amounts when due. CFGI, LLC is seeking a total judgment in the amount of $86,826 through the Superior Court of the Commonwealth of Massachusetts, FICTIV, Inc. obtained a default judgment through the Superior Court of California on January 30, 2025 in the amount $197,899, which was subsequently settled by the Company, and the Landlord sought a total judgment in the amount of $409,278 through the Arapahoe County Colorado District Court, which it obtained in April 2025. See additional detail regarding the Landlord default judgment in Inventory, Property and Equipment and Right-of-Use Asset Impairment in Note 1.

Purchase Commitments

As of March 31, 2025, the Company had $455,048 in outstanding firm purchase commitments to acquire inventory and research and development parts from suppliers for the Company's ongoing operations. The Company's purchase commitments do not reflect any liabilities that are included on our March 31, 2025 condensed consolidated balance sheet.

Related Party Transactions

Ron Nicol, who was the Executive Chairman of the Company’s board of directors through January 2025, paid director and officer insurance premiums of approximately $1.5 million on behalf of the Company because the Company did not have available cash to pay such amounts when due. The Company is obligated to repay such amount to Mr. Nicol, without interest or other charges. As of March 31, 2025 and December 31, 2024, such amount is included in accrued expenses on our condensed consolidated balance sheet.

In January 2025, the Company issued the TAG Promissory Note to The AvantGarde Group ("TAG"), which is founded and owned by the Company's Executive Chairman, as a replacement of a previously recorded shareholder advance. For additional information, see Note 8, Notes and Convertible Notes Payable.

Trumar Capital LLC Acquisition Agreement

On February 19, 2025, the Company entered into a commitment letter with Trumar Capital LLC ("TCEI") to acquire: (i) a license of certain technology that would allow the Company to expand its existing business within the defense sector; (ii) a controlling interest in a defense-tech company that specializes in the design, production, and outfitting of a diverse range of vehicles, including industrial and military applications, as well as electronic devices for defense and security, advanced telecommunications, and tracking systems; and (iii) a controlling interest in a Software as a Service (SaaS) startup focused on operational resilience. The Company’s Executive Chairperson owns a controlling interest in the SaaS target entity, and as a result, the proposed investment will be negotiated by, and authorized only with approval from, the independent board members, and will be subject to stockholder approval.

The anticipated investments will occur in stages. The first stage, which has been completed, involved the purchase of a 20% ownership interest in TCEI for an aggregate price of $1.5 million in cash plus $23.5 million in a note payable. The note payable, which is cancellable if the second stage of the transaction discussed below is not completed, matures in five-years, bears a 10% annual interest rate, and includes monthly payments beginning after the second stage is completed. As the note is cancellable if the second stage is not completed, it has not been recorded in the condensed consolidated financial statements. Of the $1.5 million cash portion of the purchase price, $600,000 was paid and reflected as a deposit on acquisition on the condensed consolidated balance sheet, while $900,000 was retained by the Company. The $900,000 retained is payable to the Company's Executive Chairman as the controlling shareholder of the SaaS target entity, which has not been recorded in the condensed consolidated financial statements due to the related party nature of both the deposit and such related party payable.

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

We also agreed to issue 6,086,957 shares of common stock to S.F.E. Equity Investments SARL (“SFE EI”) as consideration for SFE EI escrowing approximately $4.2 million in assets for purposes of guaranteeing our performance obligations in connection with the TCEI acquisition. Issuances to SFE EI may not exceed 19.9% of the outstanding Common Stock until approved by stockholders.

Consummation of the full TCEI acquisition is subject to continued due diligence, receipt of an acceptable valuation from a third-party valuation firm, regulatory approvals, and stockholder consent. The Company concluded that because of these contingencies, it has not assumed the risks and rewards consistent with equity ownership at the time of the initial investment. Consequently, the Company recorded the initial payment as a deposit on the anticipated acquisition of TCEI. Similarly, the Company will not record the contingent liability for the commitment, including the notes, until it is both probable and estimable that the liability has been incurred.

On March 31, 2025, the Company also entered into a Joint Pursuit Agreement with the defense-tech company to allow both parties to jointly develop and market certain defense-related vehicles and services in advance of closing the full TCEI acquisition.

NOTE 7. REVENUE

The Company’s primary revenue-generating activity involves sales of high-powered lasers and related installation services. The Company has sales to customers throughout the U.S., Europe, and Asia. All sales are settled in U.S. dollars.

The following table presents revenue from contracts with customers disaggregated by geography:

	Three Months Ended March 31,
	2025	2024
United States	$—	$15,000
Asia	—	1,546
Europe	—	77,003
Total	$—	$93,549

The following table presents revenue from contracts with customers disaggregated by the timing of revenue recognition:

	Three Months Ended March 31,
	2025	2024
Revenue recognized at a point in time	$—	$78,549
Revenue recognized over time	—	15,000
Total	$—	$93,549

Contract liabilities consist of customer deposits that are applied to invoices as the performance obligation is performed. Accounts receivable and contract liabilities were as follows on the dates presented:

	Accounts Receivable	Contract Liabilities
January 1, 2024	$482,279	$30,400
December 31, 2024	—	24,000
March 31, 2025	—	24,000

During the three months ended March 31, 2025 and 2024, the Company recognized nil and $23,400 of revenue that was included in the contract liabilities balance at the beginning of the reporting period, respectively.

NOTE 8. NOTES AND CONVERTIBLE NOTES PAYABLE

As of March 31, 2025 and December 31, 2024, the Company's outstanding debt consisted of the following. Please refer to the remainder of this footnote for more information on the debt issued during the periods presented.

	March 31, 2025	December 31, 2024
Current portion of notes payable:
Indigo Capital Convertible Notes	$2,056,744	$—
Liqueous Promissory Note	1,053,824	1,053,824
TAG Promissory Note	545,000	—
Junior Notes Issued November 2023	—	2,369,122
August 2024 Convertible Notes	—	537,375
Additional August 2024 Convertible Notes	—	687,315
Senior Convertible Notes Issued June 2023	—	4,683,069
Unamortized debt discount and deferred financing costs	—	(88,522)
Current portion of notes payable	$3,655,568	$9,242,183

Junior Notes Issued November 2023

On November 13, 2023, the Company entered into Note and Warrant Purchase Agreements (the "Junior Note Purchase Agreements") with the lenders identified therein (the "Lenders") providing for (i) zero-interest promissory notes, issued with a 10% original issue discount, in the aggregate principal amount of $5,500,000 (the "Junior Notes"), and (ii) warrants ("Junior Note Warrants," refer to Note 10,Warrants), exercisable for an amount of the Company's common stock equal to 100% of the principal amount of the Junior Notes (limited to an aggregate of 19.9% of the Company's outstanding common stock until such time as the transaction is approved by the Company's stockholders), which are exercisable for $5.00 per share of the Company's common stock (subject to adjustments noted in the Junior Note Purchase Agreements).

The Junior Notes were junior and secured by the Company's patent portfolio pursuant to a security agreement among the parties (the "Security Agreement"). The terms of the Junior Notes provided that they would mature on the earlier of: (i) the Company closing a credit facility in principal amount of at least $20 million, (ii) a Sale Event (as defined in the Junior Note Purchase Agreements), or (iii) twelve months after issuance. The Junior Notes contained customary events of default. Because the Junior Notes had not been repaid within six or nine months after issuance, the Junior Notes began to bear interest at the SOFR rate plus 9% and at the SOFR rate plus 12%, respectively, and additional 25% warrant coverage was required at each such date, with a per share exercise price equal to 120% of the trading price of the Company's common stock at the time of issuance and a redemption right in favor of the Company when the trading price of the common stock is greater than 200% of the applicable exercise price for 20 out of any 30 consecutive trading days. Shares of common stock issuable upon exercise of the Junior Note Warrants are limited to an aggregate of 19.9% of the Company's outstanding common stock until such time as the transaction is approved by the Company's stockholders. The obligations under the Junior Notes were extinguished in connection with the Foreclosure (defined below).

Refer to Note 10 for the Company's accounting for the Junior Note Warrants. As a result of that accounting, the Notes contain the original issue discount of $500,000 as well as the discount associated with the Junior Note Warrant liability of $2,668,169. The discount will be amortized over the term of the Junior Notes in accordance with FASB ASC 835 - Interest.

Extinguishments

During the three months ended March 31, 2025, the Company issued 9,186,581 shares to noteholders to extinguish an aggregate $411,865 of principal and accrued interest under the Junior Notes. The reacquisition value of the debt was higher than the related carrying value, and thus resulted in an aggregate net loss on extinguishment of debt of $1,174,519 recorded in the condensed consolidated statement of operations.

See Foreclosure collateral sale further below in this Note 8 for discussion of the extinguishment of the remaining Junior Notes on March 5, 2025.

Related Parties

The table below summarizes the outstanding principal amount of the Junior Notes to related parties:

Noteholder	March 31, 2025	December 31, 2024
David Seldin(1)	$—	$762,211
Eunomia, LP(2)	—	1,100,000
Total Junior Notes - related parties	$—	$1,862,211
(1)
David Seldin was a member of the Legacy Nuburu board of directors and at the time of the issuance was the sole manager of Anzu Nuburu LLC, Anzu Nuburu II LLC, Anzu Nuburu III LLC and Anzu Nuburu V LLC (the "Anzu SPVs"), which at that time owned more than 5% of Legacy Nuburu’s capital stock.
(2)
Ron Nicol, manager of Eunomia, LP, was the Executive Chairman of the Company’s board of directors through January 2025.

Junior Notes Issued August 2024 (the "August 2024 Convertible Notes")

On August 6, 2024 and August 19, 2024, the Company entered into a subordinated convertible note agreement (the "August 2024 Convertible Note Agreement") with Esousa Group Holdings LLC ("Esousa") for the sale of convertible notes (the "August 2024 Convertible Notes”) in the aggregate principal amount of $673,000, issued at a discount of $25,000. The August 2024 Convertible Notes bore interest at 15% per annum, with principal and accrued interest due at maturity on February 6, 2025, unless earlier paid or converted into common stock. The notes were prepayable at any time prior to the maturity date without penalty. Upon the occurrence and continuance of an event of default or spin-off of a subsidiary, a default interest rate of an additional 5% per annum could be applied to any outstanding borrowings (in the case of an event of default only) and the investor could declare all outstanding principal plus accrued interest immediately due. Additionally, at any point after issuance, the investor had the option to convert the August 2024 Convertible Notes into common stock at the lower of (i) a fixed price of $2.03 or (ii) 80% of the lowest daily volume weighted-average price in the 10 trading days prior to such conversion date, subject to certain adjustments. Issuances of common stock on conversion were (i) subject to approval by NYSE American of a supplemental listing application, (ii) limited to an amount equal to 19.9% of the outstanding common stock as of the date of execution, until such time as the transaction was approved by stockholders and (iii) required to be registered with the SEC for resale.

The Company determined that the conversion and share-settled redemption features, as well as the automatic increase in interest rate upon an event of default feature, of the August 2024 Convertible Notes were embedded derivatives that were required to be bifurcated from the host instrument and accounted for as embedded derivative instruments, which the Company compounded (the "August 2024 Convertible Note Derivative Liability"). As the Company did not elect the fair value option for the August 2024 Convertible Notes, the proceeds from the August 2024 Convertible Notes were allocated to the initial fair value of the August 2024 Convertible Note Derivative Liability, which was determined to be $179,000, with the residual balance allocated to the initial carrying value of the August 2024 Convertible Notes host instrument. For additional information related to the fair value of the August 2024 Convertible Note Derivative Liability, see Note 4.

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

Concurrent with the above, Esousa also purchased $687,315 of outstanding principal and accrued interest under the Senior Convertible Notes from an existing investor and subsequently exchanged such notes for subordinated convertible notes (the "Additional August 2024 Convertible Notes"). The Additional August 2024 Convertible Notes could be prepaid at any time without penalty, did not accrue interest, matured on February 6, 2025 and could be converted at any time on or after the issuance date into common stock at a conversion price of 25% of the closing price of the common stock on the trading day prior to such conversion date, subject to certain adjustments.

The August 2024 Convertible Notes and Additional August 2024 Convertible Notes were unsecured and subordinated to the Company’s outstanding Senior Convertible Notes and Junior Notes in right of payment, whether in respect to payment or redemptions, interest, damages, upon liquidation or dissolution or otherwise.

Extinguishments

During the three months ended March 31, 2025, the Company issued 1,878,620 shares to Esousa to extinguish an aggregate $389,375 of principal and accrued interest under the August 2024 Convertible Notes. The reacquisition value of the debt was higher than the related carrying value, and thus resulted in an aggregate net loss on extinguishment of debt of $480,399 recorded in the condensed consolidated statement of operations.

In March 2025, the remaining August 2024 Convertible Notes were purchased by Indigo Capital and subsequently extinguished, as further described below. The transaction resulted in a loss on extinguishment of debt of $12,303 associated with the extinguishment of these notes.

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

The Senior Convertible Notes were senior, secured obligations of the Company, which became secured by the Company's patent portfolio per the Security Agreement as of November 2023, bore interest at the rate of 7.0% per annum, and were payable on the earlier of June 23, 2026 or the occurrence of an Event of Default, as defined in the Senior Convertible Notes. The Senior Convertible Notes were senior to the Junior Notes pursuant to an intercreditor agreement between the parties. The Senior Convertible Notes could be converted at any time following June 23, 2023 and prior to the payment in full of the principal amount of the Senior Convertible Notes at the Investor’s option.

As further described above, during August 2024, $687,315 of outstanding principal and accrued interest under the Senior Convertible Notes was purchased by another investor and subsequently exchanged for the issuance of a subordinated convertible note.

On December 16, 2024, the Lead Investor (as defined in the agreement governing the Senior Convertible Notes) issued a notice of default and acceleration, as well as a demand for payment, to the Company as a result of the failure of the Company to make certain required repayments under existing debt obligations, which constituted an event of default under the terms of the Senior Convertible Notes. The obligations under the Senior Convertible Notes were extinguished in connection with the Foreclosure (defined below).

Extinguishments

See Foreclosure collateral sale further below in this Note 8 for discussion of the extinguishment of the remaining Senior Convertible Notes on March 5, 2025.

Related Parties

The table below summarizes the outstanding principal amount of the Senior Convertible Notes to related parties:

Investor	March 31, 2025	December 31, 2024
Wilson-Garling 2023 Family Trust(1)	$—	$5,138,055
Eunomia, LP(2)	—	1,027,611
Curtis N Maas Revocable Trust(3)	—	102,761
Total Senior Convertible Notes - related parties	$—	$6,268,427
(1)
Thomas J. Wilson, an affiliate of Wilson-Garling 2023 Family Trust, was a member of the Legacy Nuburu board of directors.
(2)
Ron Nicol, manager of Eunomia, LP, is the Chairman of the Company’s board of directors.
(3)
Curtis Maas, an affiliate of the Curtis N Maas Revocable Trust, was a member of the Legacy Nuburu board of directors.

Foreclosure Collateral Sale

On March 5, 2025, as part of the foreclosure process initiated by the Lead Investor (the “Foreclosure”), the lenders holding the outstanding Senior Convertible Notes held an auction for the sale of collateral securing the Company’s repayment obligations, which resulted in such lenders taking possession of such collateral in exchange for a full discharge and extinguishment of the Company’s $8,961,872 of indebtedness with respect to the Junior Notes and Senior Convertible Notes, as well as a loss on extinguishment of the Senior Convertible Notes of $1,682,641, of which $27,139 of this loss relates to related parties. The extinguishment of the Junior Notes did not result in a gain or loss on extinguishment as the proceeds deemed to be received by the holders of the Junior Notes in connection with the Foreclosure approximated the carrying value of the Junior Notes and all issuance costs were fully amortized. The loss on extinguishment of the Senior Convertible Notes is included within loss on extinguishment of debt within the condensed consolidated statement of operations for the three months ended March 31, 2025.

Liqueous Promissory Note

In October 2024, the Company entered into an unsecured promissory note (the "Liqueous Promissory Note") with Liqueous for a principal amount of $1,053,824. The Liqueous Promissory Note was subordinated to the Company's other outstanding debt instruments, accrued interest at 8% per annum and matured in October 2025. The note was prepayable at any time prior to the maturity date without penalty. Upon an event of default, the investor could require all outstanding and accrued interest immediately due and payable.

In February 2025, in connection with the Liqueous Settlement Agreement, as amended, the Company agreed to issue 6,406,225 pre-funded warrants exercisable into common stock, which included a nominal exercise price, to extinguish the Liqueous Promissory Note. As the pre-funded warrants were not yet issued as of March 31, 2025, the Company continued to remain legally obligated under the terms of the Liqueous Promissory Note. In April 2025, through an additional amendment to the Liqueous Settlement Agreement, the Company agreed to settle the Liqueous Promissory Note through the issuance of 9,090,959 shares of common stock.

TAG Promissory Note (Related-Party)

In January 2025, the Company issued a promissory note in a principal amount of $545,000 to The AvantGarde Group ("TAG"), which is founded and owned by the Company's Executive Chairman, as a replacement of a previously recorded shareholder advance (the "TAG Promissory Note"). The TAG Promissory Note is subordinated to the Company's other outstanding debt instruments at the time of issuance, accrues interest beginning October 28, 2025 at the Secured Overnight Financing Rate ("SOFR") plus a margin of 10% per annum and matures in January 2026. The note is prepayable at any time prior to the maturity date without penalty. Upon an event of default, all outstanding and accrued interest is immediately due and payable.

Indigo Capital Convertible Notes

On March 3, 2025, the Company entered into the following transactions:

•
in exchange for a capital infusion of $1,500,000, the Company issued to Indigo Capital LP ("Indigo Capital") a $1,578,495 face amount unsecured, convertible note (the "Indigo Capital Convertible Note"). The Indigo Capital Convertible Note bears no interest for so long as it is not in default and has a March 1, 2026 maturity date and a conversion price equal to a 20% discount to the lowest VWAP during the 5 days prior to the conversion date;
•
in exchange for the extinguishment of the remaining August 2024 Convertible Notes held by Indigo Capital, which it purchased from Esousa on March 3, 2025, the Company issued to Indigo Capital a $894,708 face amount unsecured, convertible note (the "Indigo Capital Exchange Convertible Note"), collectively with the Indigo Capital Convertible Note, the "Indigo Capital Convertible Notes". The Indigo Capital Exchange Convertible Note bears no interest for so long as it is not in default, and has March 1, 2026 maturity date and a conversion price equal to 33.33% of the lowest VWAP during the 5 days prior to the conversion date.

Issuances of common stock on conversion of the Indigo Capital Convertible Notes are limited to an amount equal to 19.9% of the outstanding common stock as of the date of execution, until such time as the transaction is approved by stockholders.

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

Certain conversion features of the Indigo Capital Convertible Notes would typically be considered derivatives that would require bifurcation. The Indigo Capital Convertible Notes are recorded at fair value, and the changes in the fair value are recorded within the condensed consolidated statement of operations. The excess of the initial fair value of $892,200 of the Indigo Capital Convertible Notes over the proceeds received of $879,897 was recorded as a loss on the extinguishment of debt during the three months ended March 31, 2025. Transaction costs of $20,000 were expensed as incurred and included in the consolidated statements of operations as a component of general and administrative expenses.

In March 2025, Indigo Capital converted $307,320 in face amount of the Indigo Capital Exchange Convertible Notes into 4,313,272 shares of common stock. The conversion did not result in any gain or loss on extinguishment of the Indigo Capital Convertible Notes, but rather, a reduction to the Indigo Capital Convertible Notes at fair value of $306,459 which was recorded to common stock at par value and additional paid-in capital.

NOTE 9. CONVERTIBLE PREFERRED STOCK

Series A Preferred Stock

The Company is authorized to issue 50,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of both March 31, 2025 and December 31, 2024, there were 2,388,905 shares of preferred stock issued and outstanding.

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

Conversion Rights

Prior to January 31, 2025, as further described under Redemption below, the Preferred Stock was convertible at any time into Common Stock at a conversion price equal to $10.00 (subject to equitable adjustment in the event of a stock split, stock consolidation, subdivision or certain other events of a similar nature that increase or decrease the number of shares of Preferred Stock outstanding (the “Original Issuance Price”)) divided by the lesser of (i) $11.50 and (ii) the greater of (x) 115% of the lowest volume-weighted average price per share of the Company’s Common Stock as displayed under the heading Bloomberg VWAP (the “VWAP”) for any consecutive ninety-trading day period prior to the calculation of such VWAP and (y) $5.00, in each case subject to adjustment as set forth in the Certificate of Designations (the “Conversion Price”).

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

Redemption

On the second anniversary of the Closing Date, or January 31, 2025 (the “Test Date”), the Company is obligated to redeem the maximum portion of the Preferred Stock permitted by law in cash at an amount equal to the Original Issuance Price as of such date if the Conversion Price exceeds the VWAP. If, on the Test Date, the Conversion Price is equal to or less than the VWAP, the Company must convert all shares of Preferred Stock then outstanding into shares of the Company’s Common Stock at the then applicable Conversion Price. Notwithstanding the foregoing, the Company shall not be required to redeem any shares of Preferred Stock to the extent the Company does not have legally available funds to effect such redemption. The mandatory redemption and conversion provisions described herein are further subject to certain limitations detailed in the Certificate of Designations. As a result of such redemption feature, the Company recorded the Preferred Stock at its redemption value and classified the Preferred Stock as mezzanine equity on the consolidated balance sheet through January 31, 2025. As the Conversion Price of the Preferred Stock exceeded the VWAP on the Test Date, the Company was obligated to redeem the Preferred Stock beginning at that time and, as such, reclassified such Preferred Stock from mezzanine equity to a short-term liability on January 31, 2025. The preferred stock short-term liability was initially recorded at its fair value on January 31, 2025 of $13,491,000 and subsequently remeasured to its redemption amount of $10.00 per share, or $23,889,050, as the Preferred Stock is currently mandatorily redeemable at such amount, with the difference between the initial fair value and carrying value of $10,398,050 recorded as an adjustment to net loss available to common shareholders. The remeasurement of the liability subsequent to issuance and through March 31, 2025 of $10,398,050 is recorded within interest expense recognized on remeasurement of preferred stock liability.

NOTE 10. WARRANTS

The following table provides a summary of the number of the Company's outstanding warrants:

	March 31, 2025	December 31, 2024
Liability classified warrants:
Junior Note Warrants	859,315	859,315
Public Warrants	417,770	417,770
Total liability-classified warrants outstanding	1,277,085	1,277,085

Equity classified warrants:
June 2023 Senior Note Warrants	335,210	335,210
Pre-Funded Warrants	—	837,116
August 2024 Warrants Issued with Junior Notes	19,892	19,892
Total equity-classified warrants outstanding	355,102	1,192,218

Liability Classified Warrants

November 2023 Junior Note Warrants

In connection with the Junior Notes discussed in Note 8 - Notes and Convertible Notes Payable, the Company issued the Junior Note Warrants to purchase up to 550,000 shares of the Company's common stock. The Junior Note Warrants currently outstanding have an exercise price equal to $5.00 per share (subject to adjustment per the Junior Note Purchase Agreements) and expire on December 6, 2028. The Junior Note Purchase Agreements also provide for additional warrants to be issued if the Junior Notes remain outstanding for certain periods of time: (i) if the Junior Notes have not been repaid six months after issuance, additional warrants will be issued to each Lender in an amount equal to the principal amount of the Note multiplied by 25%, and such quotient divided by a per share cash exercise price equal to 120% of the Volume Weighted Average Price ("VWAP") of the Company's Common Stock during the ten trading days immediately prior to issuance and (ii) if the Junior Notes have not been repaid nine months after issuance, additional warrants will be issued to each Lender in an amount equal to the principal amount of the Note multiplied by 25%, and such quotient divided by a per share cash exercise price equal to 120% of the VWAP of the Company's Common Stock during the ten trading days immediately prior to issuance. As a portion of the Junior Notes were outstanding at each of May 13, 2024 and August 13, 2024, the Company was required to issue 309,315 additional warrants pursuant to the Junior Note Purchase Agreements during the year ended December 31, 2024.

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

Public Warrants

In connection with the closing of the Business Combination, Nuburu assumed the 16,710,785 Public Warrants outstanding on the date of Closing. As of March 31, 2025, all 16,710,785 Public Warrants remain outstanding. However, on December 12, 2023, the NYSE notified the Company and publicly announced that the NYSE had determined to (a) commence proceedings to delist the Company’s Public Warrants, each whole Public Warrant exercisable to purchase one share of the Company’s common stock at a price of $460.00 per share, and listed to trade on the NYSE under the symbol “BURU WS”, and (b) immediately suspend trading in the Public Warrants due to “abnormally low” trading price levels. As such, the Public Warrants were determined to have no value in the financial statements as of March 31, 2025.

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

Pre-Funded Warrants

On May 1, 2024, the Company entered into a Pre-Funded Warrant Purchase Program (the “Program”) with strategic investors, pursuant to which from time-to-time the Company could sell and the investors could acquire pre-funded warrants, up to a total purchase price to the Company equal to $15 million. The exercise price for pre-funded warrants is substantially paid by the purchaser at closing and, as a result, such warrants may be exercised in the future with a nominal exercise price payment. Investors also received a warrant to acquire the same number of shares covered by the pre-funded warrant for a purchase price equal to 150% of the relevant pre-funded warrant purchase price exercisable for a period of 5 years. Each specific transaction was entered into on terms agreed by the parties; provided however, that in no case would the purchase price per share be less than 110% of the closing price per share of the Company’s common stock on the trading day immediately preceding the date of purchase. Contemporaneously with the acquisition of pre-funded warrants, the investors could also voluntarily convert outstanding notes previously issued by the Company; provided that such transactions, as a whole, could not result in an effective direct or indirect discount to market price to the investors of greater than 30%. During 2024, the Company issued 837,116 pre-funded warrants for total cash proceeds of $2,139,866 in pre-funded warrants pursuant to the Program.

Pre-Funded Warrants Modification— In February 2025, in connection with the Liqueous Settlement Agreement, as amended, the Company agreed to (i) modify 665,410 outstanding equity-classified Pre-Funded Warrants issued in connection with the Program during 2024, resulting in the issuance of 3,647,416 equity-classified pre-funded warrants outstanding immediately after the modification exercisable into common stock and (ii) modify the remaining 171,706 outstanding equity-classified Pre-Funded Warrants issued in connection with the Program during 2024, resulting in 9,360,888 pre-funded warrants outstanding immediately after the modification that were concurrently exercised into 9,360,888 common shares of the Company for no additional cash consideration, as the modified pre-funded warrants had a nominal exercise price (the "Pre-Funded Warrants Modification"). As a result of the Liqueous Settlement Agreement, there will not be further issuances under the Program.

The Company accounted for the Pre-Funded Warrants Modification in accordance with ASC 815, Derivatives and Hedging, where the effect of a modification shall be measured as the difference between the fair value of the modified warrant over and the fair value of the original warrant immediately before its terms are modified, with each measured on the modification date. As a result of the Pre-Funded Warrants Modification, which was not contemplated as a result of an equity or debt financing, but rather, as a settlement of any claims between the parties related to non-performance of obligations under certain previous agreements executed between the Company and Liqueous, the Company recorded (i) an increase to additional paid-in capital of $3,075,444 related to the incremental fair value of the modified Pre-Funded Warrants over the fair value of the original Pre-Funded Warrants, each measured on the modification date and (ii) a loss on settlement of an aggregate $2,026,380, which represents the incremental fair value of the modified Pre-Funded Warrants over the fair value of the original Pre-Funded Warrants, each measured on the modification date, less cash received or receivable related to the Liqueous Settlement Agreement of $1,050,000. The loss on settlement is recorded in loss on settlement of the condensed consolidated statement of operations during the three months ended March 31, 2025.

In March 2025, the 3,647,416 outstanding warrants were exercised into 3,647,416 shares of common stock for no additional cash consideration, as the pre-funded warrants had a nominal exercise price.

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

NOTE 11. STOCK-BASED COMPENSATION

As of March 31, 2025, the Company had an active stock-based incentive compensation plan and an employee stock purchase plan: the 2022 Equity Incentive Plan (the “2022 Plan”) and the 2022 Employee Stock Purchase Plan (the “ESPP”). All new equity compensation grants are issued under these two plans; however, outstanding awards previously issued under inactive plans will continue to vest and remain exercisable in accordance with the terms of the respective plans.

The 2022 Plan provides for the grant of stock and stock-based awards including stock options, restricted stock, restricted stock units, performance awards, and stock appreciation rights. As of March 31, 2025, there were approximately 174,000 shares available for grant under the 2022 Plan and approximately 43,000 shares available for grant under the ESPP.

Stock-Based Compensation Expense

Total stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations is classified as follows:

	Three Months Ended March 31,
	2025	2024
Cost of revenue	$105,734	$125,632
Research and development	93,425	139,050
Selling and marketing	196,488	80,925
General and administrative	101,517	268,508
Total stock-based compensation expense	$497,164	$614,115

The Company’s stock-based compensation expense is based on the value of the portion of stock-based payment awards that are ultimately expected to vest. During the three months ended March 31, 2025 and 2024, stock-based compensation relating to stock-based awards granted to consultants was $219,316 and $69,800, respectively.

Restricted Stock Units

The Company grants Restricted Stock Units ("RSUs") to its employees for their services with a liquidity event requirement. The RSUs granted to employees vest over a period of time from the grant date and are subject to the participants continuing service to the Company over the period. The following table shows a summary of the Company's RSUs outstanding as of March 31, 2025 and December 31, 2024 as well as activity the year then ended:

	RSUs
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2024	4,562	$223.07
RSUs vested (1)	(1,040)	$208.51
RSUs forfeited	(275)	$36.42
Unvested at March 31, 2025	3,247	$243.54
(1)
Common stock underlying such vested RSUs was not yet formally issued by the Company.

The total grant date fair value of RSUs vested was $216,846 and $240,090 during the three months ended March 31, 2025 and 2024, respectively.

As of March 31, 2025, total unrecognized stock-based compensation costs related to RSUs were $787,329, which are expected to be recognized over a remaining weighted average period of 0.52 years. As of March 31, 2025, all of the outstanding RSUs are expected to vest.

Stock Options

The Company's outstanding stock options generally expire 10 years from the date of grant and are exercisable when the options vest, generally over four years, the majority of which vest at a rate of 25% on the first anniversary of the grant date, with the remainder vesting ratably each month over the next three years. A summary of stock option activity is as follows:

	Number of Stock Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2024	218,430	$40.80	7.1	$7,375.15
Options cancelled or forfeited	(31,492)	$10.14
Options outstanding at March 31, 2025	186,938	$45.96	4.0	$—
Options exercisable at March 31, 2025	122,446	$58.39	2.4	$—
Options vested and expected to vest at March 31, 2025	186,938	$45.96	4.0	$—

The weighted-average grant date fair value of options granted to employees and consultants was nil and $0.17 per share for the three months ended March 31, 2025 and 2024, respectively.

As of March 31, 2025, total unrecognized stock-based compensation cost related to stock options was $570,832, which is expected to be recognized over a weighted-average period of 2.13 years.

The Company estimates the fair value of the options utilizing the Black-Scholes option pricing model, which is subjective and dependent upon several variables, including expected option term, expected volatility of the Company’s share price over the expected term, expected risk-free interest rate over the expected option term, and expected dividend yield rate over the expected option term, and actual forfeiture rates. A summary of the weighted-average assumptions the Company utilized for option grants during the three months ended March 31, 2025 and 2024, respectively, are as follows:

	Three Months Ended March 31,
	2025	2024
Expected term (in years)	N/A	4.0
Expected volatility	N/A	47.8%
Risk-free interest rate	N/A	4.0%
Expected dividend yield	N/A	0.0%

Common Stock Issued for Services

During the three months ended March 31, 2025, the Company entered into arrangements with non-employee consultants for services to be provided in exchange for the issuance of shares of the Company's common stock. As of March 31, 2025, the Company was required to but had not yet issued a total of 3,830,189 shares of common stock, (i) 1,000,000 of which were equity-classified, with 500,000 of those shares relating to services previously provided and the remaining 500,000 shares relating to services to be provided over the term of the agreements, and (ii) 2,830,189 of which were liability-classified.

Stock-based compensation expense for the equity-classified awards was recognized based on the fair value of the Company’s common stock on the date of grant over the requisite service period. For the three months ended March 31, 2025, a total of $136,384 of stock-based compensation expense was recognized for the equity classified awards. Additionally, $131,000 was recorded within prepaid expenses and other current assets for common stock issued for services not yet performed.

The liability-classified awards represented compensation for services to be provided over the term of the agreements and were measured based on a fixed monetary value to be paid to the non-employee consultants which will be settled by the issuance of a variable number of shares of common stock. As of and for three months ended March 31, 2025, the Company recorded stock-based compensation expense, along with a corresponding liability of $51,073, which is included in accrued expenses in the condensed consolidated balance sheet.

NOTE 12. INCOME TAX

Due to its current operating losses, the Company recorded zero income tax expense during the three months ended March 31, 2025 and 2024. During these periods, the Company’s activities were limited to U.S. federal and state tax jurisdictions, as it does not have any significant foreign operations.

Due to the Company’s history of cumulative losses and after considering all the available objective evidence, management concluded that it is not more likely than not that all of the Company’s net deferred tax assets will be realized in the future. Accordingly, the Company’s deferred tax assets, which include net operating loss (“NOL”) carryforwards and tax credits related primarily to research and development, continue to be subject to a valuation allowance as of March 31, 2025. The Company expects to continue to maintain a full valuation allowance until there is sufficient evidence to support recoverability of its deferred tax assets.

Utilization of the NOL carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended, and similar state provisions. Generally, in addition to certain entity reorganizations, the limitation applies when one or more "5-percent stockholders" increase their ownership, in the aggregate, by more than 50 percentage points over a 36-month time period testing period, or beginning the day after the most recent ownership change, if shorter. The Company has determined that a Section 382 change in ownership occurred during 2023. As a result of this change in ownership, we expect that certain of the Company's NOLs may not be utilized in the future to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. However, due to the full valuation allowance recorded as of March 31, 2025, the limitation does not affect the Company's results of operations for the periods presented.

NOTE 13. NET LOSS PER SHARE

Diluted earnings per share ("EPS") includes the dilutive effect of Common Stock equivalents and is computed using the weighted-average number of Common Stock and Common Stock equivalents outstanding during the reporting period. Diluted EPS for the three months ended March 31, 2025 and 2024 excluded Common Stock equivalents because the effect of their inclusion would be anti-dilutive or would decrease the reported loss per share. The following table sets forth securities outstanding that could potentially dilute the calculation of diluted earnings per share:

	Three Months Ended March 31,
	2025	2024
Stock options outstanding	186,938	171,170
Junior Note Warrants	859,315	550,000
Public Warrants	417,770	417,770
June 2023 Senior Note Warrants	335,210	335,210
August 2024 Warrants Issued with Junior Notes	19,892	—
Unvested restricted stock units	3,247	21,778
If-converted Common Stock from Series A Preferred Stock(1)	119,445	151,945
If-converted Common Stock from convertible notes	—	335,661
Total	1,941,817	1,983,534

(1)
Related to the three months ended March 31, 2024, assumed that all shares of Series A Preferred Stock were converted into Common Stock at a conversion rate equal to $0.25 divided by $5.00, representing the maximum number of shares issuable to holders of Series A Preferred Stock.

NOTE 14. SEGMENT REPORTING

Operating segments are defined as components of an entity about which discrete financial information is evaluated regularly by the Chief Operating Decision Maker ("CODM") in deciding how to allocate resources and assess performance. The Company operates and manages its business as one business segment, which is high-power, high-brightness blue laser technology. Accordingly, the Company has one reportable segment. The Company has a single management team that reports to the Executive Chairman, the Company's CODM, who comprehensively manages the entire Company. The accounting policies of the segment are the same as those described in the summary of significant accounting policies.

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

The following table shows a reconciliation of the Company’s net loss, including the significant expense categories regularly provided to and reviewed by the CODM, as computed under U.S. GAAP, to the Company’s total net loss in the condensed consolidated statements of operations:

	Three Months Ended March 31,
	2025	2024

Revenue	$—	$93,549
Cost of revenue:
Materials	4,593	37,371
Direct labor	153,116	492,896
Direct job costs	(33,273)	95,384
Overhead	111,281	231,305
Total cost of revenue	235,717	856,956
Gross margin	(235,717)	(763,407)
Operating expenses:
Research and development	184,563	766,495
Selling and marketing	543,337	345,590
General and administrative	2,078,805	2,652,795
Total operating expenses	2,806,705	3,764,880
Other segment items (1)	(10,977,628)	(1,176,811)
Segment net loss	$(14,020,050)	$(5,705,098)

(1) Other segment items consist of interest income, interest expense, change in fair value of warrant liabilities, change in fair value of derivative liability, change in fair value of debt, loss on extinguishment of debt, gain on sale of intellectual property intangible assets, loss on impairment of inventories, property and equipment and operating lease right-of-use asset, interest expense recognized on remeasurement of preferred stock liability and other loss, net.

NOTE 15. SUBSEQUENT EVENTS

May 2025 Financing Transactions

The Company entered into a Business Loan and Security Agreement with Agile Capital Funding, LLC and its affiliates (“Agile”), dated as of May 12, 2025, pursuant to which, in exchange for a capital infusion of $500,000, the Company issued to Agile a $525,000 face amount secured promissory note (the “Agile Note”). The Agile Note requires weekly repayments of $27,000 through November 2025, totaling $756,000. The Agile Note is secured by the Company’s cash and deposit accounts.

The Company entered into a Securities Purchase Agreement with 1800 Diagonal Lending LLC (“Diagonal”), dated as of May 13, 2025, pursuant to which, in exchange for a capital infusion of $188,000, the Company issued to Diagonal a $227,700 face amount convertible promissory note (the “Diagonal Note”). The Diagonal Note bears interest at 10% and has a maturity date of February 28, 2026. Beginning 180 days after the issuance date, the note may be converted into common stock for a conversion price equal to a discount of 25% to the lowest trading price during the ten days prior to the conversion date. Diagonal also agreed to provide additional tranches of financing during the next twelve months, up to an aggregate of $2,275,000, subject to further agreement between the Company and Diagonal.

The Company entered into a Securities Purchase Agreement with Boot Capital LLC (“Boot”), dated as of May 13, 2025, pursuant to which, in exchange for a capital infusion of $94,000, the Company issued to Boot a $110,000 face amount convertible promissory note (the “Boot Note” and collectively with the Agile Note and Diagonal Note, the “Notes”). The Boot Note bears interest at 10% and has a maturity date of February 28, 2026. Beginning 180 days after the issuance date, the note may be converted into common stock for a conversion price equal to a discount of 25% to the lowest trading price during the ten days prior to the conversion date.

The Notes are subordinate to the currently outstanding Series A Preferred Stock, solely with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution, or winding up of the Company. Issuances of common stock on conversion of the Diagonal Note and the Boot Note are limited to an amount equal to 19.9% of the outstanding common stock as of the date of execution, until such time as the transaction is approved by stockholders.

The foregoing transaction documents contain customary representations, warranties, and covenants, including customary events of default including, but not limited to, failure to pay amounts due when required, default in covenants, and bankruptcy events.

NYSE Regulation Notice of Noncompliance

On April 29, 2025, the Company received a Notice of Noncompliance (the “Notice”) from NYSE Regulation indicating that the Company was not in compliance with Section 1003(a)(i) of the NYSE American LLC Company Guide (the “Company Guide”), which requires a company to maintain stockholders’ equity of $2.0 million or more if it has reported losses from continuing operations or net losses in two of its three most recent fiscal years. The Notice has no immediate effect on the listing or trading of the Company’s securities and the Company’s common stock will continue to trade on the NYSE American under the symbol “BURU” with the designation of “.BC” to indicate that the Company is not in compliance with the NYSE American’s continued listing standards.

As required by the Company Guide, the Company will submit a detailed plan by May 29, 2025, advising of actions it has taken or will take to regain compliance with the continued listing standards by the compliance deadline of October 29, 2026. If NYSE Regulation determines to accept the plan, the Company will be subject to periodic reviews, including quarterly monitoring for compliance. If the plan is not accepted, or the Company does not make progress under the plan during the plan period, NYSE may commence delisting proceedings. However, the Company is entitled to appeal a staff delisting determination in accordance with the Company Guide.

The Company believes that, upon consummation of certain of the transactions that it has recently announced, it will be able to regain compliance. However, such transactions are subject to regulatory approvals, stockholder approval, and other closing conditions and, as a result, may not be consummated. Even if consummated, such transactions may not achieve the anticipated results or benefits to the Company.

April 2025 Indigo Transactions

The Company entered into the following transactions on April 22, 2025:

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

Both notes are subordinate to the currently outstanding Series A Preferred Stock, solely with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The interim financial statements included in this Quarterly Report and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2024, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Annual Report filed with the SEC on April 15, 2025, as subsequently amended by the Form 10-K/A filed with the SEC on April 30, 2025 and the Form 10-K/A filed with the SEC on May 20, 2025 (as amended, the "Annual Report"). In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are subject to risks and uncertainties, including those under “Risk Factors” in this Quarterly Report and our Annual Report that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements.

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

As we have disclosed previously, we have not yet achieved commercialization and expect continued losses until we can do so. We must rely on capital from investors to support our operations. During 2024 and early 2025, management negotiated several funding agreements with multiple investors. Certain of these investors have not fully performed their obligations under such agreements and the Company’s operations have consumed more cash than it has been able to generate or raise. As a result, the Company has not received the funding necessary to maintain operations or implement its business plan. Given the lack of funding, management initiated measures designed to reduce costs, which included implementing a furlough of employees. In response to the furloughs and financing challenges, several key employees have resigned entirely.

We generated total revenue of nil and $93,549 and had net losses of $14,020,050 and $5,705,098 during the three months ended March 31, 2025 and 2024, respectively. The operating loss for the three months ended March 31, 2025 included $10,398,050 of non-cash interest expense recognized on remeasurement of preferred stock liability. For additional information on this interest expense see Note 9 to the condensed consolidated financial statements.

We expect to incur significant expenses and operating losses for the foreseeable future, as we:

•
devote substantial resources to implement our Transformation Plan (as defined below) and related acquisitions; and
•
operate as a public company.

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

Recent Developments and Financing Transactions

In its Notification of Late Filing on Form 12b-25 filed on May 16, 2025, the Company indicated that it may need to issue a restatement of previously issued financial information, and such previously issued financial statements could no longer be relied upon, to account for expenses and general and administrative expenses relating to: (i) $64,800 related to finder fee payments; and (ii) $500,000 related to an engagement letter executed by the Company for professional services. Subsequently, it was determined that a restatement would not be required and these matters had been appropriately considered and accounted for in its previously issued financial statements and such previously issued financial statements can be relied upon.

Inventory, Property and Equipment and Right-of-Use Asset Impairment

The Company leased approximately 27,900 square feet of office space in Centennial, Colorado, with a lease term through June 2025. Consistent with the Company’s previously disclosed business plan for its future business, the Company does not believe that assets or equipment that remain on this leased property are critical to its new business strategy, given that it will not be conducting full-scale manufacturing or laser design or development that would involve the prior patent portfolio, which was transferred to its former secured lenders. The Company is pursuing a lease for a replacement facility that is more appropriate for the Company’s new business strategy, which will involve laser development in different verticals and outsourcing of manufacturing and inventory management. However, entering into a new lease and appropriately equipping a new facility is costly and time-consuming and may cause delays in the Company’s progress with respect to the business plan focused on building a stable foundation for its future business.

As of March 31, 2025, the Company was in default under the lease, and the Landlord was in the process of pursuing available remedies in advance of the lease term that would otherwise expire in June 2025. In April 2025, the Landlord obtained a default judgment against the Company in the amount of $409,278. The Landlord may exercise rights under the lease agreement and applicable law with respect to a lessee in default and such lessee’s assets located on the premises, including the removal and disposal of inventories and property and equipment remaining on the property. As such, as of March 31, 2025, the Company determined that, based on the assumption that the Landlord would fully exercise its rights with respect to all assets remaining on the premises, (i) it no longer had control over the inventory and that recovery was not probable, therefore, inventory was written down to a net realizable value of zero, (ii) the carrying value of its property and equipment, all of which was at the leased location, was no longer recoverable, and the assets were written down to a net book value of $0, and (iii) the right-of-use asset associated with this lease was fully impaired, as the Company could no longer use the leased premises, each of which is recorded within loss on impairment of inventories, property and equipment and operating lease right-of-use asset on the condensed consolidated statement of operations for the three months ended March 31, 2025.

NYSE Regulation Notice of Noncompliance

On April 29, 2025, the Company received a Notice of Noncompliance (the “Notice”) from NYSE Regulation indicating that the Company was not in compliance with Section 1003(a)(i) of the NYSE American LLC Company Guide (the “Company Guide”), which requires a company to maintain stockholders’ equity of $2.0 million or more if it has reported losses from continuing operations or net losses in two of its three most recent fiscal years. The Notice has no immediate effect on the listing or trading of the Company’s securities and the Company’s common stock will continue to trade on the NYSE American under the symbol “BURU” with the designation of “.BC” to indicate that the Company is not in compliance with the NYSE American’s continued listing standards.

As required by the Company Guide, the Company will submit a detailed plan by May 29, 2025, advising of actions it has taken or will take to regain compliance with the continued listing standards by the compliance deadline of October 29, 2026. If NYSE Regulation determines to accept the plan, the Company will be subject to periodic reviews, including quarterly monitoring for compliance. If the plan is not accepted, or the Company does not make progress under the plan during the plan period, NYSE may commence delisting proceedings. However, the Company is entitled to appeal a staff delisting determination in accordance with the Company Guide.

The Company believes that, upon consummation of certain of the transactions that it has recently announced, it will be able to regain compliance. However, such transactions are subject to regulatory approvals, stockholder approval, and other closing conditions and, as a result, may not be consummated. Even if consummated, such transactions may not achieve the anticipated results or benefits to the Company.

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

SFE EI Senior Note Settlement Agreement and Company Funding

On January 13, 2025, the Company entered into a letter agreement with S.F.E. Equity Investments SARL (“SFE EI”), pursuant to which SFE EI agreed to engage in efforts and commit capital to finance the operations of the Company for the next twelve months pursuant to the Transformation Plan. In connection with the Transformation Plan, the Company agreed to certain governance changes.

Trumar Commitment Letter

On February 19, 2025, the Company entered into a commitment letter with Trumar Capital LLC ("TCEI") to acquire: (i) a license of certain technology that would allow the Company to expand its existing business within the defense sector; (ii) a controlling interest in a defense-tech company that specializes in the design, production, and outfitting of a diverse range of vehicles, including industrial and military applications, as well as electronic devices for defense and security, advanced telecommunications, and tracking systems; and (iii) a controlling interest in a Software as a Service (SaaS) startup focused on operational resilience.

The anticipated investments will occur in stages. The first stage, which has been completed, involved the purchase of a 20% ownership interest in TCEI for an aggregate price of $1.5 million in cash plus $23.5 million in notes.

On March 31, 2025, the Company also entered into a Joint Pursuit Agreement with the defense-tech company to allow both parties to jointly develop and market certain defense-related vehicles and services in advance of closing the full TCEI acquisition.

For additional information, see Note 6 to the condensed consolidated financial statements.

Convertible Note Receivable

On March 14, 2025, the Company entered into a convertible facility with capacity of up to $5.15 million (the "Convertible Note Receivable") with Supply@ME Capital Plc (“SYME”), a fintech platform focused on Inventory Monetisation© solutions for manufacturing and trading companies, of which $150,000 was funded under the Convertible Note Receivable as of March 31, 2025, with full funding expected to occur by the end of the third quarter of 2025. For additional information, see Note 5 to the condensed consolidated financial statements.

Liqueous Settlement Agreement

In January 2025 and April 2025, in connection with a settlement and mutual release agreement entered into between the Company and Liqueous LP (“Liqueous”) (the "Liqueous Settlement Agreement"), as amended, the parties provided an immediate mutual release of claims and obligations through payments from Liqueous to the Company in an aggregate $1,450,000, of which $1,000,000 was paid during the first quarter of 2025. For additional information, see Note 6 to the condensed consolidated financial statements.

In February 2025, in connection with the Liqueous Settlement Agreement, as amended, the Company agreed to (i) modify 665,410 outstanding equity-classified Pre-Funded Warrants issued in connection with its Pre-Funded Warrant Purchase Program during 2024, resulting in the issuance of 3,647,416 equity-classified pre-funded warrants outstanding immediately after the modification exercisable into common stock and (ii) modify the remaining 171,706 outstanding equity-classified Pre-Funded Warrants issued in connection with the Program during 2024, resulting in 9,360,888 pre-funded warrants outstanding immediately after the modification that were concurrently exercised into 9,360,888 common shares of the Company for no additional cash consideration, as the modified pre-funded warrants had a nominal exercise price (the "Pre-Funded Warrants Modification"). For additional information, see Note 10 to the condensed consolidated financial statements.

In March 2025, the 3,647,416 outstanding warrants were exercised into 3,647,416 shares of common stock for no additional cash consideration, as the pre-funded warrants had a nominal exercise price.

In February 2025, in connection with the Liqueous Settlement Agreement, as amended, the Company agreed to issue 6,406,225 pre-funded warrants exercisable into common stock, which included a nominal exercise price, to extinguish the Liqueous Promissory Note, as defined and described in Note 8 to the condensed consolidated financial statements. As the pre-funded warrants were not yet issued as of March 31, 2025, the Company continued to remain legally obligated under the terms of the Liqueous Promissory Note. In April 2025, through an additional amendment to the Liqueous Settlement Agreement, the Company settled the Liqueous Promissory Note through the issuance of 9,090,959 shares of common stock.

April 2025 Indigo Transactions

The Company entered into the following transactions on April 22, 2025:

•
in exchange for a capital infusion of $1,350,000, the Company issued to Indigo Capital LP (“Indigo Capital”) a $1,421,053 face amount unsecured, convertible note. The note bears no interest for so long as it is not in default and has an April 21, 2026 maturity date and a conversion price equal to the lowest VWAP during the 5 days prior to the conversion date; and
•
in exchange for the extinguishment of an existing unsecured promissory note of the Company with a $2,003,097 face amount, the Company issued to Indigo Capital a $2,108,523.16 face amount unsecured, convertible note that bears no interest for so long as it is not in default, and has an April 21, 2026 maturity date and a conversion price equal to the lowest VWAP during the 5 days prior to the conversion date.

For additional information, see Note 15 to the condensed consolidated financial statements.

May 2025 Financing Transactions

The Company entered into a Business Loan and Security Agreement with Agile Capital Funding, LLC and its affiliates (“Agile”), dated as of May 12, 2025, pursuant to which, in exchange for a capital infusion of $500,000, the Company issued to Agile a $525,000 face amount secured promissory note (the “Agile Note”). The Agile Note requires weekly repayments of $27,000 through November 2025, totaling $756,000. The Agile Note is secured by the Company’s cash and deposit accounts.

The Company entered into a Securities Purchase Agreement with 1800 Diagonal Lending LLC (“Diagonal”), dated as of May 13, 2025, pursuant to which, in exchange for a capital infusion of $188,000, the Company issued to Diagonal a $227,700 face amount convertible promissory note (the “Diagonal Note”). The Diagonal Note bears interest at 10% and has a maturity date of February 28, 2026. Beginning 180 days after the issuance date, the note may be converted into common stock for a conversion price equal to a discount of 25% to the lowest trading price during the ten days prior to the conversion date. Diagonal also agreed to provide additional tranches of financing during the next twelve months, up to an aggregate of $2,275,000, subject to further agreement between the Company and Diagonal.

The Company entered into a Securities Purchase Agreement with Boot Capital LLC (“Boot”), dated as of May 13, 2025, pursuant to which, in exchange for a capital infusion of $94,000, the Company issued to Boot a $110,000 face amount convertible promissory note (the “Boot Note” and collectively with the Agile Note and Diagonal Note, the “May 2025 Notes”). The Boot Note bears interest at 10% and has a maturity date of February 28, 2026. Beginning 180 days after the issuance date, the note may be converted into common stock for a conversion price equal to a discount of 25% to the lowest trading price during the ten days prior to the conversion date.

The May 2025 Notes are subordinate to the currently outstanding Series A Preferred Stock, solely with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution, or winding up of the Company. Issuances of common stock on conversion of the Diagonal Note and the Boot Note are limited to an amount equal to 19.9% of the outstanding common stock as of the date of execution, until such time as the transaction is approved by stockholders.

The foregoing transaction documents contain customary representations, warranties, and covenants, including customary events of default including, but not limited to, failure to pay amounts due when required, default in covenants, and bankruptcy events. For additional information, see Note 16 to the condensed consolidated financial statements.

Note Extinguishments— Junior Notes

During the three months ended March 31, 2025, the Company issued 9,186,581 shares to noteholders to extinguish an aggregate $411,865 of principal and accrued interest under the Junior Notes. The reacquisition value of the debt was higher than the related carrying value, and thus resulted in an aggregate net loss on extinguishment of debt of $1,174,519 recorded in the condensed consolidated statement of operations.

Note Extinguishments— August 2024 Convertible Notes

During the three months ended March 31, 2025, the Company issued 1,878,620 shares to Esousa to extinguish an aggregate $389,375 of principal and accrued interest under the August 2024 Convertible Notes. The reacquisition value of the debt was higher than the related carrying value, and thus resulted in an aggregate net loss on extinguishment of debt of $480,399 recorded in the condensed consolidated statement of operations.

Note Extinguishments— Foreclosure Collateral Sale

On March 5, 2025, as part of the Foreclosure, the lenders holding the outstanding Senior Convertible Notes held an auction for the sale of collateral securing the Company’s repayment obligations, which resulted in such lenders taking possession of such collateral in exchange for a full discharge and extinguishment of the Company’s $8,961,872 of indebtedness with respect to the Junior Notes and Senior Convertible Notes, as well as a loss on extinguishment of the Senior Convertible Notes of $1,682,641, of which $27,139 of this loss relates to related parties. The extinguishment of the Junior Notes did not result in a gain or loss on extinguishment as the proceeds deemed to be received by the holders of the Junior Notes in connection with the Foreclosure approximated the carrying value of the Junior Notes and all issuance costs were fully amortized. The loss on extinguishment of the Senior Convertible Notes is included within loss on extinguishment of debt within the condensed consolidated statement of operations for the three months ended March 31, 2025.

Indigo Capital Convertible Notes

On March 3, 2025, the Company entered into the following transactions:

•
in exchange for a capital infusion of $1,500,000, the Company issued to Indigo Capital a $1,578,495 face amount unsecured, convertible note. The note bears no interest for so long as it is not in default and has a March 1, 2026 maturity date and a conversion price equal to a 20% discount to the lowest VWAP during the 5 days prior to the conversion date; and
•
in exchange for the extinguishment of existing senior convertible notes of the Company held by Indigo Capital, the Company issued to Indigo Capital a $894,708 face amount unsecured, convertible note that bears no interest for so long as it is not in default, and has March 1, 2026 maturity date and a conversion price equal to 33.33% of the lowest VWAP during the 5 days prior to the conversion date.

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

Master Agreement with Liqueous

On October 1, 2024, the Company entered into the Master Agreement with Liqueous pursuant to which, the Company and Liqueous established a strategic financing framework for short-term and long-term financing for the Company. The Master Agreement provided for: (i) an immediate capital infusion from Liqueous of $3.0 million at the current market price, (ii) subsequent weekly capital infusions of $1,250,000 at market price until an additional $10 million has been invested; (iii) the acquisition and conversion of certain outstanding notes, with each $1.00 of debt converted into $2.00 of common stock at market price; (iv) an adjustment to current market price of certain outstanding pre-funded warrants held by Liqueous having a current cash value of approximately $2.2 million; and (v) the implementation of a $50 million equity line of credit ("ELOC") pursuant to which the Company may require Liqueous to purchase common stock from time-to-time in the amounts and for the prices determined in accordance with the terms of the ELOC. Following the Liqueous Settlement Agreement, as amended, the ELOC will not be implemented and no additional equity will be sold to Liqueous, other than as set forth in the Liqueous Settlement Agreement, as amended.

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

Operating Expenses

As described above, during 2024, management initiated measures designed to reduce costs, which included implementing a furlough of employees. This significantly impacted commercialization and operations, particularly in the second half of 2024 and early 2025.

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

Interest Expense

Interest expense consists primarily of interest owed on our outstanding debt and amortization of deferred financing costs, as further described in Note 8 in the condensed consolidated financial statements included in Item 1 of this Quarterly Report.

Change in Fair Value of Warrant Liabilities

Change in fair value of warrant liabilities consists of non-cash gains or losses recognized based on the change in the fair value of our liability-classified warrants, which are re-measured to fair value at each balance sheet date with the corresponding gain or loss from the adjustment. Refer to Notes 4 and 10 in the condensed consolidated financial statements included in Item 1 of this Quarterly Report for more information.

Change in Fair Value of Derivative Liability

Change in fair value of derivative liability consists of non-cash gains or losses recognized based on the change in the fair value of the embedded derivatives under the August 2024 Convertible Notes that were required to be bifurcated from the host instrument and accounted for at fair value at issuance, as well as each subsequent balance sheet date. Refer to Notes 4 and 8 in the condensed consolidated financial statements included in Item 1 of this Quarterly Report for more information.

Change in Fair Value of Debt

Change in fair value of debt relates to the unrealized gain or loss resulting from the change in fair value of debt instruments for which the fair value option has been elected. This amount reflects the remeasurement of such liabilities to their current fair value as of the reporting date.

Loss on Extinguishment of Debt

Loss on extinguishment of debt consists of losses incurred to extinguish debt during the periods presented due to (i) the reacquisition value of the debt exceeding its carrying amount and (ii) the sale of collateral. Refer to Note 8 in the condensed consolidated financial statements included in Item 1 of this Quarterly Report for more information.

Gain on Sale of Intellectual Property Intangible Assets

Gain on sale of intellectual property intangible assets primarily relates to the sale of collateral to the lenders holding both the outstanding Senior Convertible Notes and Junior Notes in exchange for a full discharge and extinguishment of the Company’s Junior Notes and Senior Convertible Notes, as further described in Note 8 in the condensed consolidated financial statements.

Loss on Impairment of Inventories, Property and Equipment and Operating Lease Right-of-Use Asset

Loss on impairment of inventories, property and equipment and operating lease right-of-use asset relates to write-downs and impairments recorded on the Company's inventories, property and equipment and right-of-use-asset in connection with the Company's default under its lease, and ultimate judgment obtained by the Landlord, in April 2025. For additional information, see Notes 1, 3 and 6 to the condensed consolidated financial statements.

Interest Expense Recognized on Remeasurement of Preferred Stock Liability

Interest expense recognized on remeasurement of preferred stock liability relates to the subsequent remeasurement of the preferred stock liability after issuance through March 31, 2025 in connection with the reclassification of the preferred stock from mezzanine equity to a short-term liability on January 31, 2025. For additional information, see Note 9.

Results of Operations

Comparison of the three months ended March 31, 2025 and 2024

The following table sets forth our operations for the periods presented:

	Three Months Ended March 31,
	2025	2024	$ Change

Revenue	$—	$93,549	$(93,549)
Cost of revenue	235,717	856,956	(621,239)
Gross margin	(235,717)	(763,407)	527,690
Operating expenses:
Research and development	184,563	766,495	(581,932)
Selling and marketing	543,337	345,590	197,747
General and administrative	2,078,805	2,652,795	(573,990)
Total operating expenses	2,806,705	3,764,880	(958,175)
Loss from operations	(3,042,422)	(4,528,287)	1,485,865
Non-operating expenses:
Interest income	7,385	11,740	(4,355)
Interest expense	(193,480)	(1,191,862)	998,382
Change in fair value of warrant liabilities	127,300	3,311	123,989
Change in fair value of derivative liability	37,900	—	37,900
Change in fair value of debt	28,997	—	28,997
Loss on extinguishment of debt	(3,386,416)	—	(3,386,416)
Gain on sale of intellectual property intangible assets	8,961,872	—	8,961,872
Loss on impairment of inventories, property and equipment and operating lease right-of-use asset	(6,064,823)	—	(6,064,823)
Interest expense recognized on remeasurement of preferred stock liability	(10,398,050)	—
Other loss, net	(98,313)	—	(98,313)
Loss before provision for income taxes	$(14,020,050)	$(5,705,098)	$2,083,098
Provision for income taxes	—	—	—
Net loss	$(14,020,050)	$(5,705,098)	$2,083,098

Revenue. Revenue decreased $93,549 during the three months ended March 31, 2025 compared to the same period in 2024. This decrease is primarily due to the measures implemented by management during 2024 and continued into the first quarter of 2025, designed to reduce costs, which included implementing a furlough of employees that significantly impacted commercialization and operations.

Cost of Revenue. Cost of revenue decreased $621,239 during the three months ended March 31, 2025 compared to the same period in 2024. This decrease is primarily due to a period-over-period decrease of approximately $468,000 of direct labor and job costs and $120,000 in overhead due to decreased production of the laser systems related to the measures implemented by management during 2024 designed to reduce costs, which included implementing a furlough of employees that significantly impacted commercialization and operations and has had a continued impact into the first quarter of 2025.

Research and Development. Research and development expenses decreased $581,932 during the three months ended March 31, 2025 compared to the same period in 2024.This decrease is primarily due to (i) approximately $447,000 of lower personnel costs due to the furlough of research and development employees as part of the cost reduction measures instituted by management which primarily began during the second quarter of 2024 and (ii) approximately $89,000 of lower spend on the BLTM series.

Selling and Marketing. Selling and marketing expenses increased $197,747 during the three months ended March 31, 2025 compared to the same period in 2024. This increase is primarily due to (i) an increase in professional and consulting related expenses of $230,000, partially offset by (ii) a decrease in payroll costs of approximately $48,000, which includes a partially offsetting increase of share-based compensation expense of approximately $116,000 related primarily to shares granted to non-employee consultants for services, due to the furlough of employees as part of the cost reduction measures instituted by management which primarily began during the second quarter of 2024.

General and Administrative. General and administrative expenses decreased $573,990 during the three months ended March 31, 2025 compared to the same period in 2024. This decrease is primarily driven by (i) a decrease in payroll costs of $512,000, including a decrease of approximately $167,000 of share-based compensation expense, due to the cost reduction measures instituted by management in the second half of 2024, as well as (ii) a decrease in professional and consulting related expenses of $233,000, partially offset by (iii) an increase in depreciation expense of approximately $231,000.

Interest Expense. Interest expense decreased $998,382 during the three months ended March 31, 2025 compared to the same period in 2024 primarily due to lower debt balances between periods. Interest expense during the three months ended March 31, 2025 was comprised primarily of interest accrued on the Senior Convertible Notes, Junior Notes and August 2024 Convertible Notes. Refer to Note 8 in the consolidated financial statements included herein for more information on our debt obligations.

Change in Fair Value of Warrant Liabilities. We recorded a gain of $127,300 during the three months ended March 31, 2025, as compared to a gain of $3,311 for the three months ended March 31, 2024. The gain recognized during the three months ended March 31, 2025 largely resulted from a decrease in the Company's share price during the first quarter of 2025.

Change in Fair Value of Derivative Liability. We recorded a gain of $37,900 during the three months ended March 31, 2025, as the August 2024 Convertible Notes were extinguished during the three months ended March 31, 2025. For additional information, see Note 8 to the condensed consolidated financial statements. There was no derivative liability recorded during the three months ended March 31, 2024.

Change in Fair Value of Debt. We recorded a gain of $28,997 during the three months ended March 31, 2025, which resulted from the decrease in the fair value of the Indigo Capital Convertible Notes, largely due to a decrease in the Company's share price from the time of the issuance in early March 2025 through March 31, 2025.

Loss on Extinguishment of Debt. We recorded a loss on the extinguishment of debt of $3,386,416 during the three months ended March 31, 2025, which primarily comprises (i) $1,174,519 related to the issuance of 9,186,581 shares to holders of Junior Notes to extinguish an aggregate $411,865 of principal and accrued interest under the Junior Notes, (ii) $1,682,641 related to the sale of collateral, further described in Note 8 to the condensed consolidated financial statements, and (iii) $480,399 related to the issuance of 1,878,620 shares to Esousa to extinguish an aggregate $389,375 of principal and accrued interest under the August 2024 Convertible Notes. For further information, see Note 8 to the condensed consolidated financial statements.

Gain on Sale of Intellectual Property Intangible Assets. We recorded a gain on the sale of intellectual property of $8,961,872 during the three months ended March 31, 2025, which primarily related to the sale of collateral to extinguish the remaining outstanding Junior Notes and Senior Convertible Notes, as further described in Note 8 to the condensed consolidated financial statements.

Loss on Impairment of Inventories, Property and Equipment and Operating Lease Right-of-Use Asset. We recorded a loss on impairment of inventories, property and equipment and operating lease right-of-use asset of $6,064,823 related to write-downs and impairments recorded on the Company's inventories, property and equipment and right-of-use-asset in connection with the Company's default under its lease, and ultimate judgment obtained by the Landlord, in April 2025. For additional information, see Notes 1, 3 and 6 to the condensed consolidated financial statements.

Interest Expense Recognized on Remeasurement of Preferred Stock Liability. We recorded non-cash interest expense of $10,398,050 related to the subsequent remeasurement of the preferred stock liability after issuance through March 31, 2025 in connection with the reclassification of the preferred stock from mezzanine equity to a short-term liability on January 31, 2025. For additional information, see Note 9 to the condensed consolidated financial statements.

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

As of March 31, 2025, we had cash and cash equivalents of $70,937 as compared to $209,337 as of December 31, 2024. During the three months ended March 31, 2025, the Company received cash of $1.5 million from the Indigo Capital Convertible Notes and $1.0 million from the Liqueous Settlement Agreement, and future liquidity may be provided from certain agreements executed subsequent to March 31, 2025, as further described in Note 15 to the condensed consolidated financial statements. Our cash flows from operations are not sufficient to fund our current operating model and expansion plans. As of January 31, 2025, the Company was also required to redeem the Preferred Stock as permitted by law in cash at an amount equal to $10.00 per share, or $23,889,050. Notwithstanding the foregoing, the Company is not required to redeem any shares of Preferred Stock to the extent the Company does not have legally available funds to effect such redemption.

From inception through March 31, 2025, we have incurred operating losses and negative cash flows from operating activities. For the three months ended March 31, 2025 and 2024, we have incurred net losses of $14,020,050 and $5,705,098, respectively, and we have an accumulated deficit of $135,428,605 as of March 31, 2025.

The Company anticipates that it will incur net losses for the foreseeable future and, even if we generate revenue, there is no guarantee that we will ever become profitable. Unless the Company is able to implement its Transformation Plan, all of the aforementioned factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the periods presented.

	Three Months Ended March 31,
	2025	2024
Net cash used in operating activities	$(1,927,792)	$(2,093,442)
Net cash used in investing activities	(750,000)	—
Net cash provided by financing activities	2,539,392	176,627

Cash flows from operating activities

Our cash flows used in operating activities to date have been primarily comprised of costs related to research and development, selling and marketing, and other general and administrative activities. We expect our expenses related to personnel and general and administrative activities to increase as a result of operating as a public company.

Net cash used in operating activities was $1,927,792 and $2,093,442 for the three months ended March 31, 2025 and 2024, respectively. The decrease in net cash flows used in operating activities is primarily driven by decreased operating expenses and changes in working capital, partially offset by a decrease in revenue.

Cash flows from investing activities

Our cash flows from investing activities have historically been comprised primarily of purchases of equipment and installation of improvements to our leased facilities and headquarters.

Net cash used in investing activities was $750,000 and nil for the three months ended March 31, 2025 and 2024, respectively. The amount used in investing activities for the three months ended March 31, 2025 relates to $600,000 of cash paid for the deposit on the anticipated acquisition of TCEI, as further described in Note 6 to the condensed consolidated financial statements, and $150,000 of payments under the convertible note receivable.

Cash flows from financing activities

We have financed our operations primarily through the sale of preferred stock, common stock, convertible notes, and promissory notes.

Net cash provided by financing activities was $2,539,392 and $176,627 for the three months ended March 31, 2025 and 2024, respectively.

Net cash provided by financing in activities during the three months ended March 31, 2025 is comprised primarily of (i) $2,394,708 of proceeds from the issuance of the Indigo Capital Convertible Notes, as further described in Note 8 to the condensed consolidated financial statements, (ii) $1.0 million in proceeds from the Liqueous Settlement Agreement, as further described in Note 6 to the condensed consolidated financial statements and (iii) a payment on debt borrowings of $835,316 related to the extinguishment of the remaining August 2024 Convertible Notes.

Net cash provided by financing activities in the first quarter of 2024 is comprised of proceeds from the issuance of Common Stock, offset by payments of accrued debt issuance costs for the Junior Notes.

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

The following table presents our key performance indicators for the periods presented:

	Three Months Ended March 31,
	2025	2024	$ Change

Revenue	$—	$93,549	$(93,549)
Total gross margin	235,717	(763,407)	999,124
EBITDA(1)	(13,387,506)	(4,268,081)	(9,119,425)
Capital expenditures	(600,000)	—	(600,000)
Free cash flow(1)	(2,527,792)	(2,093,442)	(434,350)

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

Limitations of Non-GAAP Measures

There are a number of limitations related to EBITDA and free cash flow, including the following:

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

Reconciliation

The following table reconciles our net loss (the most directly comparable GAAP measure) to EBITDA for the periods presented:

	Three Months Ended March 31,
	2025	2024

Net loss	$(14,020,050)	$(5,705,098)
Interest expense, net	186,095	1,180,122
Depreciation and amortization	446,449	256,895
EBITDA	$(13,387,506)	$(4,268,081)

The following table reconciles our net cash used in operating activities (the most directly comparable GAAP measure to Free cash flow) to Free cash flow for the periods presented:

	Three Months Ended March 31,
	2025	2024

Net cash used in operating activities	$(1,927,792)	$(2,093,442)
Capital expenditures	(600,000)	—
Free cash flow	$(2,527,792)	$(2,093,442)

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

There have been no significant changes to our accounting policies during the three months ended March 31, 2025, as compared to the critical accounting policies described in our audited financial statements included in the Annual Report (as defined above).

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

Item 4. Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Executive Chairman, as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our management concluded that our internal control over financial reporting was not effective due to a material weakness in our control environment around the accounting and presentation of complex financial instrument transactions that was not effectively designed or maintained. This material weakness could result in material misstatements of the financial statements that would not be prevented or detected on a timely basis.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(f) or 15d-15(f) of the Exchange Act during the period covered by this Quarterly Report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The information under the caption “Commitments and Contingencies” in Note 6 of the unaudited condensed consolidated financial statements of this Quarterly Report is incorporated herein by reference.

In the normal course of business, the Company may become involved in legal proceedings. The Company will accrue a liability for legal proceedings when it is probable that a liability has been incurred and the amount can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. At March 31, 2025, the Company was subject to legal proceedings as described in further detail below.

During the first quarter, the Company was subject to three separate actions seeking default judgments for the alleged failure to pay amounts when due. CFGI, LLC is seeking a total judgment in the amount of $86,826 through the Superior Court of the Commonwealth of Massachusetts, FICTIV, Inc. obtained a default judgment through the Superior Court of California on January 30, 2025 in the amount $197,899, which was subsequently settled by the Company, and the Landlord sought a total judgment in the amount of $409,278 through the Arapahoe County Colorado District Court, which it obtained in April. See additional detail regarding the Landlord default judgment in Inventory, Property and Equipment and Right-of-Use Asset Impairment in Note 1.

Item 1A. Risk Factors.

In addition to the other information contained in this Quarterly Report on Form 10-Q, you should consider the following risk factor, which supplements those contained in in Part I, Item 1A. “Risk Factors” of our most recently filed Form 10-K, as amended, in evaluating our results of operations, financial condition, business and operations or an investment in the shares of our Company. There have been no material changes from the risk factors disclosed in our Form 10-K, as amended. If any of the risks discussed in our Form 10-K, as amended, are realized, our business, financial condition, results of operations and prospects could be materially and adversely affected.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

Descriptions of the financing transactions described above under "Recent Developments and Financing Transactions" in Part I, Item 2 in this Quarterly Report on Form 10-Q, as well as share-based compensation arrangements described in Note 11, Stock-Based Compensation, to the condensed consolidated financial statements are incorporated herein by reference. Such transactions were conducted as private placements to accredited investors exempt from registration under Section 4(a)(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities.

See Note 8, Notes and Convertible Notes Payable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Incorporated by Reference
No.	Description of Exhibit	Form	File No.	Exhibit No.	Filing Date
2.1†	Business Combination Agreement, dated as of August 5, 2022, by and among Tailwind Acquisition Corp., Compass Merger Sub, Inc. and Nuburu, Inc.	8-K	001-39489	2.1	August 8, 2022
3.1	Amended and Restated Bylaws of the Company.	8-K	001-39489	3.2	September 9, 2020
3.2	Amendment to the Amended and Restated Bylaws of the Company	8-K	001-39489	3.1	November 12, 2024
3.3	Amended and Restated Certificate of Incorporation of the Company.	8-K	001-39489	3.1	February 6, 2023
3.4	Amendment to the Amended and Restated Certificate of Incorporation of the Company	8-K	001-39489	3.1	June 13, 2024
3.5	Certificate of Designations of the Company.	8-K	001-39489	3.3	February 6, 2023
10.1*	Proposal Letter dated January 13, 2025,among S.F.E. Equity Investments SARL, The AvantGarde Group S.p.A., Alessandro Zamboni and the Company
10.2*	Comprehensive Settlement Agreement, Mutual Release of Liability and Indemnification dated January 14, 2025, between the Company and Liqueous LP
10.3*	Amendment to Comprehensive Settlement Agreement, Mutual Release of Liability and Indemnification dated February 14, 2025 between the Company and Liqueous, LP
10.4*	Second Amendment to Comprehensive Settlement Agreement, Mutual Release of Liability and Indemnification, dated February 17, 2025, between the Company and Liqueous LP
10.5*	Binding and Irrevocable Commitment Letter, dated February 14, 2025, among the Company, Trumar Capital LLC and Ambrogio D'Arrezzo
10.6*	Subordinated Convertible Note, dated March 3, 2025, between the Company and Indigo Capital LP
10.7*	Subordinated Convertible Exchange Note, dated March 3, 2025, between the Company and Indigo Capital LP
10.8*	On Demand Facility Agreement, dated March 18, 2025, between the Company and Supply@ME Capital plc
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith

** Furnished herewith.

† Certain of the exhibits and schedules to these exhibits have been omitted in accordance with Regulation S-K Item 601(a)(5). The registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 20, 2025	NUBURU, INC.
By:	/s/ Alessandro Zamboni
	Name:	Alessandro Zamboni
	Title:	Executive Chairman
(Principal Executive Officer and Principal Financial and Accounting Officer)