Form 10-Q/A
period 2025-03-31
Nuburu, Inc.
filed 2025-07-03
CIK 1814215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

Nuburu, Inc. (referred to herein as the "Company," "Nuburu," "we," "us," or "our") is filing this Amendment No. 1 on Form 10-Q (this "Amendment No. 1") to amend our Quarterly Report on Form 10-Q for the three ended March 31, 2025 initially filed with the Securities and Exchange Commission (the “SEC”) on May 20, 2025 ("Original 10-Q”).

Background of Restatement

The purpose of this Amendment No. 1 is to restate amounts included in the Company's previously issued financial statements as of and for the three months ended March 31, 2025 to correct misstatements for (i) certain assumptions used to calculate the fair value of the Indigo Capital Convertible Notes, as defined and described in Note 8 to the condensed consolidated financial statements, accounted for under the fair value option that were not appropriate and (ii) the fair value of the Indigo Capital Convertible Notes that was not adjusted to fair value upon conversion into shares of common stock.

The restatement had no impact on total net cash flows from operating, investing or financing activities.

For additional information related to the restatement, see Note 15, “Restatement of Previously Issued Unaudited Interim Condensed Consolidated Financial Statements ” of the condensed consolidated financial statements. Additionally, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” included in this Amendment No. 1 on Form 10-Q/A is being amended to reflect the effect of the restatement described above.

The Company has attached to this Form 10-Q/A updated certifications executed as of the date of this Amendment No. 1 by the Principal Executive Officer and Principal Financial Officer as required by Sections 302 and 906 of the Sarbanes Oxley Act of 2002. These updated certifications are attached as Exhibits 31.1 and 32.1 to this Amendment.

Internal Control Considerations

In connection with the restatement, our management has assessed the effectiveness of our internal control over financial reporting. The Audit Committee of the Company's Board of Directors, with concurrence of management, has concluded that, in light of the errors described above, a material weakness existed in the Company's internal controls over financial reporting as of March 31, 2025. Management plans to enhance processes by increasing the number of accounting professionals with the necessary skill sets, providing ongoing training for key personnel, and designing and implementing appropriate risk assessment and internal control procedures. For a discussion of management's consideration of our disclosure controls and procedures, internal controls over financial reporting and the material weakness identified, see Item 4. Controls and Procedures of this Amendment No. 1 on Form 10-Q/A.

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
	(Unaudited)
	(As Restated)
ASSETS
Current assets
Cash and cash equivalents	$70,937	$209,337
Inventories, net of reserve of $0 and $1,161,469 at March 31, 2025 and December 31, 2024, respectively	—	1,526,467
Deposit on acquisition - related party	600,000	—
Prepaid expenses and other current assets	380,536	162,749
Total current assets	1,051,473	1,898,553
Property and equipment, net	—	4,834,729
Operating lease right-of-use assets	—	202,411
Convertible note receivable	260,000	—
Other assets	—	34,359
TOTAL ASSETS	$1,311,473	$6,970,052

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$6,206,910	$6,301,310
Accrued expenses	4,302,642	4,301,195
Current portion of operating lease liability	119,720	237,369
Contract liabilities	24,000	24,000
Shareholder advances	99,936	644,936
Current portion of notes payable	5,645,824	9,242,183
Convertible note derivative liability	—	37,900
Preferred stock liability	23,889,050	—
Total current liabilities	40,288,082	20,788,893
Warrant liabilities	1,315	128,615
TOTAL LIABILITIES	40,289,397	20,917,508

Commitments and Contingencies (Note 6)

Convertible preferred stock, $0.0001 par value; 50,000,000 shares authorized; 2,388,905 shares issued and outstanding at December 31, 2024	—	23,889,050
Stockholders’ Deficit
Common stock, $0.0001 par value; 250,000,000 shares authorized; 48,833,664 and 20,274,238 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	8,767	2,028
Additional paid-in capital	99,033,289	93,968,071
Accumulated deficit	(138,019,980)	(131,806,605)
Total Stockholders’ Deficit	(38,977,924)	(37,836,506)
TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT	$1,311,473	$6,970,052

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NUBURU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2025	2024
	(As Restated)
Revenue	$—	$93,549
Cost of revenue	235,717	856,956
Gross margin	(235,717)	(763,407)
Operating expenses:
Research and development	184,563	766,495
Selling and marketing	543,337	345,590
General and administrative	2,078,805	2,652,795
Total operating expenses	2,806,705	3,764,880
Loss from operations	(3,042,422)	(4,528,287)
Non-operating expenses:
Interest income	7,385	11,740
Interest expense	(193,480)	(1,191,862)
Change in fair value of warrant liabilities	127,300	3,311
Change in fair value of derivative liability	37,900	—
Change in fair value of debt	256,522	—
Loss on issuance of debt	(707,800)	—
Loss on extinguishment of debt	(5,497,516)	—
Gain on sale of intellectual property intangible assets	8,961,872	—
Loss on impairment of inventories, property and equipment and operating lease right-of-use asset	(6,064,823)	—
Interest expense recognized on remeasurement of preferred stock liability	(10,398,050)	—
Other loss, net	(98,313)	—
Loss before provision for income taxes	$(16,611,425)	$(5,705,098)
Provision for income taxes	—	—
Net loss	(16,611,425)	$(5,705,098)
Reclassification of convertible preferred stock from mezzanine equity to liability	10,398,050	—
Deemed dividend in connection with modification of pre-funded warrants	(3,076,380)	—
Net loss available to common shareholders	$(9,289,755)	$(5,705,098)
Net loss per common share, basic and diluted (1)	$(0.28)	$(6.18)
Weighted-average common shares used to compute net loss per common share, basic and diluted (1)(2)	33,074,691	922,894

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

NUBURU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS DEFICIT

(UNAUDITED) (As Restated)

	Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balance as of December 31, 2024	2,388,905	$23,889,050	20,274,238	$2,028	$93,968,071	$(131,806,605)	$(37,836,506)
Reclassification of convertible preferred stock from mezzanine equity to current liabilities	(2,388,905)	(23,889,050)	—	—	—	—	—
Issuance of Common Stock to extinguish debt	—	—	15,551,122	5,438	4,384,813	—	4,390,251
Issuance of Common Stock upon exercise of pre-funded warrants	—	—	13,008,304	1,301	(367)	—	934
Contributions from related party					110,000		110,000
Stock-based compensation	—	—	—	—	571,708	—	571,708
Deemed dividend in connection with modification of pre-funded warrants	—	—	—	—	(936)	—	(936)
Reclassification of convertible preferred stock from mezzanine equity to liability	—	—	—	—	—	10,398,050	10,398,050
Net loss	—	—	—	—	—	(16,611,425)	(16,611,425)
Balance as of March 31, 2025	—	$—	48,833,664	$8,767	$99,033,289	$(138,019,980)	$(38,977,924)

	Convertible Preferred Stock		Common Stock
	Shares(1)	Amount	Shares(1)	Amount(1)	Additional Paid-in Capital(1)	Accumulated Deficit	Total Stockholders' Deficit
Balance as of December 31, 2023	2,388,905	$23,889,050	922,362	$92	$64,744,838	$(97,290,851)	$(32,545,921)
Issuance of Common Stock	—	—	40,000	4	199,996	—	200,000
Issuance of Common Stock from releases of restricted units	—	—	1,237	1	(1)	—	—
Restricted stock units used for tax withholdings	—	—	(285)	(1)	(1,872)	—	(1,873)
Stock-based compensation	—	—	—	—	614,115	—	614,115
Net loss	—	—	—	—	—	(5,705,098)	(5,705,098)
Balance as of March 31, 2024	2,388,905	$23,889,050	963,314	$96	$65,557,076	$(102,991,887)	$(37,434,715)

(1) Periods presented have been adjusted to reflect the 1-for-40 reverse stock split on July 23, 2024. See Note 2 – Summary of Significant Accounting Policies for additional information.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NUBURU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2025	2024
	(As Restated)
Cash Flows from Operating Activities:
Net loss	$(16,611,425)	$(5,705,098)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	446,449	256,895
Stock-based compensation	497,164	614,115
Inventory reserve adjustments	—	28,012
Amortization of debt discount	—	789,871
Amortization of deferred financing costs	28,433	236,550
Operating lease right-of-use asset	—	93,626
Change in fair value of warrant liabilities	(127,300)	(3,311)
Change in fair value of derivative liability	(37,900)	—
Change in fair value of debt	(256,522)	—
Loss on issuance of debt	707,800
Loss on extinguishment of debt	5,497,516	—
Gain on sale of intellectual property intangible assets	(8,961,872)	—
Loss on impairment of inventories, property and equipment and operating lease right-of-use asset	6,064,823	—
Interest expense recognized on remeasurement of preferred stock liability	10,398,050	—
Changes in operating assets and liabilities:
Accounts receivable	—	349,657
Inventories	—	(218,542)
Prepaid expenses and other current assets	(42,171)	97,295
Accounts payable	(94,398)	952,936
Accrued expenses	681,210	524,487
Contract liabilities	—	(23,400)
Operating lease liability	(117,649)	(86,535)
Net cash used in operating activities	(1,927,792)	(2,093,442)
Cash Flows from Investing Activities:
Payment for acquisition	(600,000)	—
Payments under convertible note receivable	(150,000)	—
Net cash used in investing activities	(750,000)	—
Cash Flows from Financing Activities:
Proceeds from debt borrowings	2,394,708	—
Repayments of debt	(835,316)	—
Payments of debt issuance costs and discounts	(20,000)	—
Proceeds received from settlement	1,000,000	—
Proceeds from issuance of common stock	—	200,000
Restricted stock units used for tax withholdings	—	(1,873)
Payment of deferred financing costs	—	(21,500)
Net cash provided by financing activities	2,539,392	176,627
NET CHANGE IN CASH DURING THE PERIOD	(138,400)	(1,916,815)
CASH AND CASH EQUIVALENTS ―BEGINNING OF PERIOD	209,337	2,148,700
CASH AND CASH EQUIVALENTS ―END OF PERIOD	70,937	$231,885
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of Common Stock upon extinguishment of debt	$4,390,251	$—
Issuance of Common Stock upon exercise of pre-funded warrants	$934	$—
Deemed dividend in connection with modification of pre-funded warrants	$936	$—
Shareholder advance to promissory note	$545,000	$—
Conversion of debt to common stock	$306,459	$—
Initial fair value of convertible note receivable over proceeds paid	$110,000	$—
Transfer of property and equipment from inventory	$—	$68,499
Purchase of property and equipment in accounts payable and accrued expenses	$—	$540,028
Deferred financing costs included in accounts payable and accrued expenses	$—	$697,563
Transaction costs related to the reverse recapitalization not yet paid	$—	$1,007,439

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

From inception through March 31, 2025, the Company has incurred operating losses and negative cash flows from operating activities. For the three months ended March 31, 2025 and 2024, the Company has incurred operating losses, including net losses of $16,611,425 and $5,705,098, respectively, and the Company has an accumulated deficit of $138,019,980 as of March 31, 2025. The operating loss for the three months ended March 31, 2025 included $10,398,050 of non-cash interest expense recognized on remeasurement of preferred stock liability. For additional information on this interest expense see Note 9. The Company expects to continue executing its comprehensive growth and diversification strategy, expanding into complementary domains such as defense-tech, security, and operational resilience solutions. The Company anticipates that it will incur net losses for the foreseeable future and, even if it increases its revenue, there is no guarantee that it will ever become profitable. All of the aforementioned factors raise substantial doubt about the Company's ability to continue as a going concern.

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

The following tables set forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy as of March 31, 2025 and December 31, 2024:

	At March 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Convertible Note Receivable	$—	$—	$260,000	$260,000
Total assets	$—	$—	$260,000	$260,000

Liabilities:
Junior Note Warrants	$—	$—	$1,315	$1,315
Indigo Capital Convertible Notes	—	—	4,047,000	4,047,000
Total liabilities	$—	$—	$4,048,315	$4,048,315

	At December 31, 2024
	Level 1	Level 2	Level 3	Total
Junior Note Warrants	$—	$—	$128,615	$128,615
Convertible note derivative liability (1)	$—	$—	$37,900	$37,900

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

Indigo Capital Convertible Notes

The following table sets forth a summary of the changes in fair value of the Company's Indigo Capital Convertible Notes:

Three Months Ended March 31,
2025
(As Restated)
Fair value, beginning balance	$—
Fair value at issuance	5,211,100
Fair value of debt converted	(907,578)
Change in fair value	(256,522)
Fair value, ending balance	$4,047,000

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

	March 31, 2025	December 31, 2024
Current portion of notes payable:
Indigo Capital Convertible Notes	$4,047,000	$—
Liqueous Promissory Note	1,053,824	1,053,824
TAG Promissory Note	545,000	—
Junior Notes Issued November 2023	—	2,369,122
August 2024 Convertible Notes	—	537,375
Additional August 2024 Convertible Notes	—	687,315
Senior Convertible Notes Issued June 2023	—	4,683,069
Unamortized debt discount and deferred financing costs	—	(88,522)
Current portion of notes payable	$5,645,824	$9,242,183

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

In March 2025, the remaining August 2024 Convertible Notes were purchased by Indigo Capital and subsequently extinguished, as further described below. The transaction resulted in a loss on extinguishment of debt of $2,123,403 associated with the extinguishment of these notes.

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

Certain conversion features of the Indigo Capital Convertible Notes would typically be considered derivatives that would require bifurcation. The Indigo Capital Convertible Notes are recorded at fair value, and the changes in the fair value are recorded within the condensed consolidated statement of operations. The excess of the initial fair value of $2,207,800 of the Indigo Capital Convertible Note over the proceeds received was recorded as a loss on issuance of debt on the condensed consolidated statement of operations of $707,800 during the three months ended March 31, 2025. The excess of the initial fair value of $3,003,300 of the Indigo Capital Exchange Convertible Note over the carrying amount of the August 2024 Convertible Notes was recorded as a loss on debt extinguishment on the condensed consolidated statement of operations of $2,123,403 during the three months ended March 31, 2025. Transaction costs of $20,000 were expensed as incurred and included in the consolidated statements of operations as a component of general and administrative expenses.

In March 2025, Indigo Capital converted $307,320 of contractual principal under the Indigo Capital Exchange Convertible Notes, resulting in the issuance of 4,313,272 shares of Common Stock to Indigo Capital at a fair value of $907,578, which resulted in a gain of $124,014 recorded within change in fair value of debt in the condensed consolidated statements of operations for the three months ended March 31, 2025.

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

The following table shows a reconciliation of the Company’s net loss, including the significant expense categories regularly provided to and reviewed by the CODM, as computed under U.S. GAAP, to the Company’s total net loss in the condensed consolidated statements of operations:

	Three Months Ended March 31,
	2025	2024

Revenue	$—	$93,549
Cost of revenue:
Materials	4,593	37,371
Direct labor	153,116	492,896
Direct job costs	(33,273)	95,384
Overhead	111,281	231,305
Total cost of revenue	235,717	856,956
Gross margin	(235,717)	(763,407)
Operating expenses:
Research and development	184,563	766,495
Selling and marketing	543,337	345,590
General and administrative	2,078,805	2,652,795
Total operating expenses	2,806,705	3,764,880
Other segment items (1)	(13,569,003)	(1,176,811)
Segment net loss	$(16,611,425)	$(5,705,098)

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

NOTE 15. RESTATEMENT OF PREVIOUSLY ISSUED UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Restatement Background

On June 20, 2025, the Company's management, upon the recommendation of the Audit Committee of the Board of Directors, concluded that the Company’s previously issued unaudited interim condensed consolidated financial statements as of and for the three months ended March 31, 2025 should no longer be relied upon due to an error described below, and that such financial statements should be restated. The Company evaluated the materiality of the error both qualitatively and quantitatively in accordance with Staff Accounting Bulletin (“SAB”) No. 99, Materiality and SAB No. 108, Considering the Effects of Prior Year Misstatements in Current Year Financial Statements, and determined the effect of the correction was material as of and for the three months ended March 31, 2025, and as a result, the Company is restating the unaudited interim condensed consolidated financial statements as of and for the three months ended March 31, 2025, in accordance with ASC 250, Accounting Changes and Error Corrections.

We have determined that the error was a result of a material weakness in internal control over financial reporting that is reported in management’s report on internal control over financial reporting included in Item 4 of this report.

This restatement of the Company's previously issued unaudited interim condensed consolidated financial statements as of and for the three months ended March 31, 2025 is for the purposes of correcting misstatements for (i) certain assumptions used to calculate the fair value of the Indigo Capital Convertible Notes accounted for under the fair value option that were not appropriate and (ii) the fair value of the Indigo Capital Convertible Notes that was not adjusted to fair value upon conversion into shares of common stock.

The restatement had no impact on total net cash flows from operating, investing or financing activities.

Condensed Consolidated Balance Sheet

	As of March 31, 2025
	Originally Reported	Indigo Convertible Notes Restatement Adjustment	As Restated
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities
Current portion of notes payable	$3,655,568	$1,990,256	$5,645,824
Total current liabilities	$38,297,826	$1,990,256	$40,288,082
Total liabilities	$38,299,141	$1,990,256	$40,289,397
Stockholders’ Deficit
Additional paid-in capital	$98,432,170	$601,119	$99,033,289
Accumulated deficit	$(135,428,605)	$(2,591,375)	$(138,019,980)
Total Stockholders’ Deficit	$(36,987,668)	$(1,990,256)	$(38,977,924)

Condensed Consolidated Statement of Operations

	Three Months Ended March 31, 2025
	Originally Reported	Indigo Convertible Notes Restatement Adjustment	As Restated
Change in fair value of debt	$28,997	$227,525	$256,522
Loss on issuance of debt	$-	$(707,800)	$(707,800)
Loss on extinguishment of debt	$(3,386,416)	$(2,111,100)	$(5,497,516)
Loss before provision for income taxes	$(14,020,050)	$(2,591,375)	$(16,611,425)
Net loss	$(14,020,050)	$(2,591,375)	$(16,611,425)
Net loss available to common shareholders	$(6,698,380)	$(2,591,375)	$(9,289,755)
Net loss per common share, basic and diluted	$(0.20)	$(0.08)	$(0.28)

Condensed Consolidated Statement of Stockholders' Deficit

	Three Months Ended March 31, 2025
	Originally Reported	Indigo Convertible Notes Restatement Adjustment	As Restated
Issuance of Common Stock to extinguish debt - Additional paid-in capital	$3,783,694	$601,119	$4,384,813

Condensed Consolidated Statement of Cash Flows

	Three Months Ended March 31, 2025
	Originally Reported	Indigo Convertible Notes Restatement Adjustment	As Restated
Net loss	$(14,020,050)	$(2,591,375)	$(16,611,425)
Change in fair value of debt	$28,997	$227,525	$256,522
Loss on issuance of debt	$-	$(707,800)	$(707,800)
Loss on extinguishment of debt	$(3,386,416)	$(2,111,100)	$(5,497,516)

NOTE 16. SUBSEQUENT EVENTS

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

We generated total revenue of nil and $93,549 and had net losses of $16,611,425 and $5,705,098 during the three months ended March 31, 2025 and 2024, respectively. The operating loss for the three months ended March 31, 2025 included $10,398,050 of non-cash interest expense recognized on remeasurement of preferred stock liability. For additional information on this interest expense see Note 9 to the condensed consolidated financial statements.

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

In March 2025, the remaining August 2024 Convertible Notes were purchased by Indigo Capital and subsequently extinguished, as further described below. The transaction resulted in a loss on extinguishment of debt of $2,281,503 associated with the extinguishment of these notes.

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

Results of Operations

Comparison of the three months ended March 31, 2025 and 2024

The following table sets forth our operations for the periods presented:

	Three Months Ended March 31,
	2025	2024	$ Change
	(As Restated)
Revenue	$—	$93,549	$(93,549)
Cost of revenue	235,717	856,956	(621,239)
Gross margin	(235,717)	(763,407)	527,690
Operating expenses:
Research and development	184,563	766,495	(581,932)
Selling and marketing	543,337	345,590	197,747
General and administrative	2,078,805	2,652,795	(573,990)
Total operating expenses	2,806,705	3,764,880	(958,175)
Loss from operations	(3,042,422)	(4,528,287)	1,485,865
Non-operating expenses:
Interest income	7,385	11,740	(4,355)
Interest expense	(193,480)	(1,191,862)	998,382
Change in fair value of warrant liabilities	127,300	3,311	123,989
Change in fair value of derivative liability	37,900	—	37,900
Change in fair value of debt	256,522	—	256,522
Loss on issuance of debt	(707,800)	—	(707,800)
Loss on extinguishment of debt	(5,497,516)	—	(5,497,516)
Gain on sale of intellectual property intangible assets	8,961,872	—	8,961,872
Loss on impairment of inventories, property and equipment and operating lease right-of-use asset	(6,064,823)	—	(6,064,823)
Interest expense recognized on remeasurement of preferred stock liability	(10,398,050)	—
Other loss, net	(98,313)	—	(98,313)
Loss before provision for income taxes	$(16,611,425)	$(5,705,098)	$(508,277)
Provision for income taxes	—	—	—
Net loss	$(16,611,425)	$(5,705,098)	$(508,277)

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

Change in Fair Value of Debt. We recorded a gain of $256,522 during the three months ended March 31, 2025, which resulted from (i) a gain of $132,508 related to the decrease in the fair value of the Indigo Capital Convertible Notes, largely due to a decrease in the Company's share price from the time of the issuance in early March 2025 through March 31, 2025, and (ii) a gain of $124,014 related to the conversion of $307,320 of contractual principal under the Indigo Capital Exchange Convertible Notes, as further defined and described in Note 8 to the condensed consolidated financial statements.

Loss on Issuance of Debt. We recorded a loss of $707,800 during the three months ended March 31, 2025 related to the excess of the initial fair value of $2,207,800 of the Indigo Capital Convertible Note over the proceeds received.

Loss on Extinguishment of Debt. We recorded a loss on the extinguishment of debt of $5,497,516 during the three months ended March 31, 2025, which primarily comprises (i) $2,123,403 related to excess of the initial fair value of $3,003,300 of the Indigo Capital Exchange Convertible Note over the carrying amount of the August 2024 Convertible Notes, (ii) $1,682,641 related to the sale of collateral, further described in Note 8 to the condensed consolidated financial statements, (iii) $1,174,519 related to the issuance of 9,186,581 shares to holders of Junior Notes to extinguish an aggregate $411,865 of principal and accrued interest under the Junior Notes and (iv) $480,399 related to the issuance of 1,878,620 shares to Esousa to extinguish an aggregate $389,375 of principal and accrued interest under the August 2024 Convertible Notes. For further information, see Note 8 to the condensed consolidated financial statements.

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

From inception through March 31, 2025, we have incurred operating losses and negative cash flows from operating activities. For the three months ended March 31, 2025 and 2024, we have incurred net losses of $16,611,425 and $5,705,098, respectively, and we have an accumulated deficit of $138,019,980 as of March 31, 2025.

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

The following table presents our key performance indicators for the periods presented:

	Three Months Ended March 31,
	2025	2024	$ Change
	(As Restated)
Revenue	$—	$93,549	$(93,549)
Total gross margin	235,717	(763,407)	999,124
EBITDA(1)	(15,978,881)	(4,268,081)	(11,710,800)
Capital expenditures	(600,000)	—	(600,000)
Free cash flow(1)	(2,527,792)	(2,093,442)	(434,350)

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

Reconciliation

The following table reconciles our net loss (the most directly comparable GAAP measure) to EBITDA for the periods presented:

	Three Months Ended March 31,
	2025	2024
	(As Restated)
Net loss	$(16,611,425)	$(5,705,098)
Interest expense, net	186,095	1,180,122
Depreciation and amortization	446,449	256,895
EBITDA	$(15,978,881)	$(4,268,081)

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our management concluded that our internal control over financial reporting was not effective due to a material weakness in our control environment around the accounting and presentation of complex financial instrument transactions that was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s financial statements as of and for the three months ended March 31, 2025 covered by this Amendment No.1 on Form 10-Q/A. Additionally, this material weakness could result in material misstatements of the financial statements that would not be prevented or detected on a timely basis. See Note 15, “Restatement of Previously Issued Unaudited Interim Condensed Consolidated Financial Statements ” in Item 1 of this Amendment No. 1 on Form 10-Q/A for additional information.

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

Item 3. Defaults Upon Senior Securities.

See Note 8, Notes and Convertible Notes Payable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

		Incorporated by Reference
No.	Description of Exhibit	Form	File No.	Exhibit No.	Filing Date
2.1†	Business Combination Agreement, dated as of August 5, 2022, by and among Tailwind Acquisition Corp., Compass Merger Sub, Inc. and Nuburu, Inc.	8-K	001-39489	2.1	August 8, 2022
3.1	Amended and Restated Bylaws of the Company.	8-K	001-39489	3.2	September 9, 2020
3.2	Amendment to the Amended and Restated Bylaws of the Company	8-K	001-39489	3.1	November 12, 2024
3.3	Amended and Restated Certificate of Incorporation of the Company.	8-K	001-39489	3.1	February 6, 2023
3.4	Amendment to the Amended and Restated Certificate of Incorporation of the Company	8-K	001-39489	3.1	June 13, 2024
3.5	Certificate of Designations of the Company.	8-K	001-39489	3.3	February 6, 2023
10.1	Proposal Letter dated January 13, 2025,among S.F.E. Equity Investments SARL, The AvantGarde Group S.p.A., Alessandro Zamboni and the Company	10-Q	001-39489	10.1	May 20, 2025
10.2	Comprehensive Settlement Agreement, Mutual Release of Liability and Indemnification dated January 14, 2025, between the Company and Liqueous LP	10-Q	001-39489	10.2	May 20, 2025
10.3	Amendment to Comprehensive Settlement Agreement, Mutual Release of Liability and Indemnification dated February 14, 2025 between the Company and Liqueous, LP	10-Q	001-39489	10.3	May 20, 2025
10.4	Second Amendment to Comprehensive Settlement Agreement, Mutual Release of Liability and Indemnification, dated February 17, 2025, between the Company and Liqueous LP	10-Q	001-39489	10.4	May 20, 2025
10.5	Binding and Irrevocable Commitment Letter, dated February 14, 2025, among the Company, Trumar Capital LLC and Ambrogio D'Arrezzo	10-Q	001-39489	10.5	May 20, 2025
10.6	Subordinated Convertible Note, dated March 3, 2025, between the Company and Indigo Capital LP	10-Q	001-39489	10.6	May 20, 2025
10.7	Subordinated Convertible Exchange Note, dated March 3, 2025, between the Company and Indigo Capital LP	10-Q	001-39489	10.7	May 20, 2025
10.8	On Demand Facility Agreement, dated March 18, 2025, between the Company and Supply@ME Capital plc	10-Q	001-39489	10.8	May 20, 2025
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

July 3, 2025	NUBURU, INC.
By:	/s/ Alessandro Zamboni
	Name:	Alessandro Zamboni
	Title:	Executive Chairman
(Principal Executive Officer and Principal Financial and Accounting Officer)