Form 10-Q
period 2025-06-30
Nuburu, Inc.
filed 2025-08-14
CIK 1814215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 13, 2025, the registrant had 79,952,919 shares of common stock, $0.0001 par value per share, outstanding.

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
•
our ability to successfully obtain required approvals for, close, implement and integrate key acquisitions;
•
our success in retaining or recruiting, or changes required in, our officers, key employees, or directors;
•
our public securities’ potential liquidity and trading;
•
our ability to implement our announced business plan, including diversifying our assets and expanding with international operations;
•
the fact that we have not achieved commercialization and our ability to achieve commercialization in the future;
•
the outcome of any legal proceedings that may be instituted against us related to our business or the Business Combination;
•
existing regulations and regulatory developments in the United States and other jurisdictions, including related to tariff policies and trade restrictions;
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

Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements, which speak only as of the date hereof. The forward-looking statements contained in this Quarterly Report are based on our current expectations and beliefs concerning future developments and their potential effects on our business. There can be no assurance that future developments affecting our business will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control), or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors under the heading "Risk Factors" in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2024, as amended (our "Annual Report"), as well as the following important factors:

•
our ability to obtain financing;
•
our ability to regain compliance with NYSE American’s continued listing standards;
•
our ability to protect our intellectual property;
•
whether the market embraces our products and investments;
•
whether we achieve commercialization in a timely manner;
•
the outcome of any legal proceedings that may be instituted against us;
•
our ability to achieve effective internal control over financial reporting, including our ability to remediate identified material weaknesses in internal control over financial reporting successfully and expediently;
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

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

NUBURU, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$111,090	$209,337
Inventories, net of reserve of nil and $1,161,469 at June 30, 2025 and December 31, 2024, respectively	—	1,526,467
Deposit on acquisition - related party	600,000	—
Prepaid expenses and other current assets	1,019,563	162,749
Total current assets	1,730,653	1,898,553
Property and equipment, net	—	4,834,729
Operating lease right-of-use assets	—	202,411
Convertible note receivable	748,600	—
Other assets	—	34,359
TOTAL ASSETS	$2,479,253	$6,970,052

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$5,127,709	$6,301,310
Accrued expenses	5,663,216	4,301,195
Current portion of operating lease liability	—	237,369
Contract liabilities	24,000	24,000
Shareholder advances	99,936	644,936
Current portion of notes payable	11,108,841	9,242,183
Convertible note derivative liability	—	37,900
Preferred stock liability	21,889,050	—
Total current liabilities	43,912,752	20,788,893
SEPA liability	3,297,922	—
Warrant liabilities	18,301	128,615
TOTAL LIABILITIES	47,228,975	20,917,508

Commitments and Contingencies (Note 6)

Convertible preferred stock, $0.0001 par value; 50,000,000 shares authorized; 2,188,905 and 2,388,905 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	—	23,889,050
Stockholders’ Deficit
Common Stock, $0.0001 par value; 250,000,000 shares authorized; 70,292,737 and 20,274,238 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	10,912	2,028
Additional paid-in capital	105,484,321	93,968,071
Accumulated deficit	(150,244,955)	(131,806,605)
Total Stockholders’ Deficit	(44,749,722)	(37,836,506)
TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT	$2,479,253	$6,970,052

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NUBURU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Revenue	$—	$49,278	$—	$142,827
Cost of revenue	(4,538)	733,726	231,179	1,590,682
Gross margin	4,538	(684,448)	(231,179)	(1,447,855)
Operating expenses:
Research and development	—	683,381	184,563	1,449,876
Selling and marketing	526,996	(73,070)	1,070,333	272,520
General and administrative	4,095,229	1,940,448	6,174,034	4,593,243
Total operating expenses	4,622,225	2,550,759	7,428,930	6,315,639
Loss from operations	(4,617,687)	(3,235,207)	(7,660,109)	(7,763,494)
Non-operating income (loss):
Interest income	19,194	4,741	26,579	16,481
Interest expense	(160,952)	(1,115,953)	(354,432)	(2,307,815)
Change in fair value of warrant liabilities	(16,986)	1,783,201	110,314	1,786,512
Change in fair value of derivative liability	—	—	37,900	—
Change in fair value of convertible note receivable	(11,400)	—	(11,400)	—
Change in fair value of notes payable	(1,422,895)	—	(1,166,373)	—
Change in fair value of SEPA liability	(260,507)	—	(260,507)	—
Loss on issuance of notes payable	(766,296)	—	(1,474,096)	—
Loss on issuance of SEPA	(2,582,724)	—	(2,582,724)	—
Loss on extinguishment of notes payable	(1,375,819)	(10,293,834)	(6,873,335)	(10,293,834)
SEPA fees and issuance costs	(1,075,000)	—	(1,075,000)	—
Gain on sale of intellectual property intangible assets	—	—	8,961,872	—
Loss on impairment of inventories, property and equipment and operating lease right-of-use asset	—	—	(6,064,823)	—
Interest expense recognized on remeasurement of preferred stock liability	—	—	(10,398,050)	—
Other gain (loss), net	46,097	218,169	(52,216)	218,169
Loss before provision for income taxes	(12,224,975)	(12,638,883)	(28,836,400)	(18,343,981)
Provision for income taxes	—	—	—	—
Net loss	(12,224,975)	(12,638,883)	(28,836,400)	(18,343,981)
Reclassification of convertible preferred stock from mezzanine equity to liability	—	—	10,398,050	—
Deemed dividend in connection with modification of pre-funded warrants	—	—	(3,076,380)	—
Net loss available to common shareholders	$(12,224,975)	$(12,638,883)	$(21,514,730)	$(18,343,981)
Net loss per common share, basic and diluted (1)	$(0.18)	$(7.57)	$(0.43)	$(14.15)
Weighted-average common shares used to compute net loss per common share, basic and diluted (1)(2)	66,284,524	1,670,052	49,771,075	1,296,478

(1)
Periods presented have been adjusted to reflect the 1-for-40 reverse stock split on July 23, 2024. See Note 2 for additional information.
(2)
Amounts presented for the three and six months ended June 30, 2025 include 13,800,774 shares of Common Stock that the Company was required to issue but had not yet issued as of June 30, 2025.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NUBURU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT

(UNAUDITED)

	Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balance as of December 31, 2024	2,388,905	$23,889,050	20,274,238	$2,028	$93,968,071	$(131,806,605)	$(37,836,506)
Reclassification of convertible preferred stock from mezzanine equity to current liabilities	(2,388,905)	(23,889,050)	—	—	—	—	—
Issuance of Common Stock to extinguish debt	—	—	15,551,122	5,438	4,384,813	—	4,390,251
Issuance of Common Stock upon exercise of pre-funded warrants	—	—	13,008,304	1,301	(367)	—	934
Contributions from related party					110,000		110,000
Stock-based compensation	—	—	—	—	571,708	—	571,708
Deemed dividend in connection with modification of pre-funded warrants	—	—	—	—	(936)	—	(936)
Reclassification of convertible preferred stock from mezzanine equity to liability	—	—	—	—	—	10,398,050	10,398,050
Net loss	—	—	—	—	—	(16,611,425)	(16,611,425)
Balance as of March 31, 2025	—	—	48,833,664	8,767	99,033,289	(138,019,980)	(38,977,924)
Issuance of Common Stock to extinguish debt	—	—	16,294,942	1,629	5,024,306	—	5,025,935
Issuance of Common Stock in connection with the SEPA commitment fee	—	—	1,332,623	133	545,176	—	545,309
Common Stock issued for services	—	—	3,830,189	383	599,617	—	600,000
Issuance of Common Stock from releases of restricted stock units	—	—	1,869	—	—	—	—
Restricted stock units withheld for tax withholdings	—	—	(550)	—	(173)	—	(173)
Stock-based compensation	—	—	—	—	282,106	—	282,106
Net loss	—	—	—	—	—	(12,224,975)	(12,224,975)
Balance as of June 30, 2025	—	$—	70,292,737	$10,912	$105,484,321	$(150,244,955)	$(44,749,722)

	Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares(1)	Amount(1)	Additional Paid-in Capital(1)	Accumulated Deficit	Total Stockholders' Deficit
Balance as of December 31, 2023	2,388,905	$23,889,050	922,362	$92	$64,744,838	$(97,290,851)	$(32,545,921)
Issuance of Common Stock	—	—	40,000	4	199,996	—	200,000
Issuance of Common Stock from releases of restricted stock units	—	—	1,237	1	(1)	—	—
Restricted stock units withheld for tax withholdings	—	—	(285)	(1)	(1,872)	—	(1,873)
Stock-based compensation	—	—	—	—	614,115	—	614,115
Net loss	—	—	—	—	—	(5,705,098)	(5,705,098)
Balance as of March 31, 2024	2,388,905	23,889,050	963,314	96	65,557,076	(102,991,887)	(37,434,715)
Issuance of Common Stock to extinguish debt	—	—	2,248,312	225	13,356,187	—	13,356,412
Issuance of Common Stock from releases of restricted stock units	—	—	48,779	5	(5)	—	—
Restricted stock units withheld for tax withholdings	—	—	(13,082)	(1)	(70,712)	—	(70,713)
Issuance of pre-funded warrants	—	—	—	—	1,539,866	—	1,539,866
Stock-based compensation	—	—	—	—	450,572	—	450,572
Net loss	—	—	—	—	—	(12,638,883)	(12,638,883)
Balance as of June 30, 2024	2,388,905	$23,889,050	3,247,323	$325	$80,832,984	$(115,626,325)	$(34,793,016)

(1)
Periods presented have been adjusted to reflect the 1-for-40 reverse stock split on July 23, 2024. See Note 2 for additional information.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NUBURU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2025	2024

Cash Flows from Operating Activities:
Net loss	$(28,836,400)	$(18,343,981)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	446,449	389,538
Stock-based compensation	794,646	1,064,687
Inventory reserve adjustments	—	28,012
Amortization of debt discount	—	1,531,541
Amortization of deferred financing costs	28,433	407,120
Debt issuance costs expensed under fair value option	161,380	—
Operating lease right-of-use asset	—	188,776
Change in fair value of warrant liabilities	(110,314)	(1,786,512)
Change in fair value of derivative liability	(37,900)	—
Change in fair value of convertible note receivable	11,400	—
Change in fair value of notes payable	1,166,373	—
Change in fair value of SEPA liability	260,507	—
Loss on issuance of notes payable	1,474,096	—
Loss on issuance of SEPA	2,582,724	—
Loss on extinguishment of notes payable	6,873,335	10,293,834
SEPA fees and issuance costs	1,075,000	—
Gain on sale of intellectual property intangible assets	(8,961,872)	—
Loss on impairment of inventories, property and equipment and operating lease right-of-use asset	6,064,823	—
Interest expense recognized on remeasurement of preferred stock liability	10,398,050	—
Changes in operating assets and liabilities:
Accounts receivable	—	409,004
Inventories	—	(203,429)
Prepaid expenses and other current assets	(97,647)	(738,424)
Accounts payable	776,714	916,495
Accrued expenses	2,181,068	1,702,104
Contract liabilities	—	(6,400)
Operating lease liability	(237,369)	(174,592)
Net cash used in operating activities	(3,986,504)	(4,322,227)
Cash Flows from Investing Activities:
Payment for acquisition	(600,000)	—
Payments under convertible note receivable	(650,000)	—
Net cash used in investing activities	(1,250,000)	—
Cash Flows from Financing Activities:
Proceeds from note borrowings	5,399,708	—
Repayments of notes payable	(1,024,898)	—
Payments of notes issuance and SEPA issuance costs	(236,380)	(21,500)
Proceeds received from settlement	1,000,000	—
Restricted stock units withheld for tax withholdings	(173)	(72,587)
Proceeds from issuance of Common Stock	—	200,000
Shareholder advances	—	644,936
Proceeds from the issuance of pre-funded warrants	—	1,539,866
Net cash provided by financing activities	5,138,257	2,290,715
NET CHANGE IN CASH DURING THE PERIOD	(98,247)	(2,031,512)
CASH AND CASH EQUIVALENTS ―BEGINNING OF PERIOD	209,337	2,148,700
CASH AND CASH EQUIVALENTS ―END OF PERIOD	$111,090	$117,188
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$83,418	$—
Cash paid for income taxes	$—	$—
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of Common Stock upon extinguishment or conversion of notes payable	$9,416,186	$13,356,412
Issuance of Common Stock in connection with the SEPA commitment fee	$545,309	$—

Extinguishment of existing unsecured promissory note and accrued interest through issuance of convertible note	$2,108,523	$—
Transaction costs related to the reverse recapitalization not yet paid	$1,007,439	$1,007,439
Shares issued for services included in prepaid expenses and OCA	$709,167	$—
Debt issuance costs included in accounts payable and accrued expenses	$127,000	$697,563
Issuance of promissory note for replacement of shareholder advance	$545,000	$—
Stock-based compensation expense included in accrued expenses	$50,000	$—
Issuance of Common Stock upon exercise of pre-funded warrants	$934	$—
Deemed dividend in connection with modification of pre-funded warrants	$936	$—
Transfer of property and equipment from inventory	$—	$154,971
Purchase of property and equipment in accounts payable and accrued expenses	$—	$540,028

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

From inception through June 30, 2025, the Company has incurred operating losses and negative cash flows from operating activities. For the six months ended June 30, 2025 and 2024, the Company has incurred operating losses, including net losses of $28,836,400 and $18,343,981, respectively, and the Company has an accumulated deficit of $150,244,955 as of June 30, 2025. The operating loss for the six months ended June 30, 2025 included $10,398,050 of non-cash interest expense recognized on remeasurement of the preferred stock liability. For additional information on this interest expense, see Note 9. The Company expects to continue executing its comprehensive growth and diversification strategy, expanding into complementary domains such as defense-tech, security, and operational resilience solutions. The Company anticipates that it will incur net losses for the foreseeable future and, even if it increases its revenue, there is no guarantee that it will ever become profitable. All of the aforementioned factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company plans to finance its operations with proceeds from the issuance and sale of equity securities or debt, including sales pursuant to its SEPA with the SEPA Investor, each defined and further described in Note 11; however, there is no assurance that management's plans to obtain additional debt or equity financing will be successfully implemented or implemented on terms favorable to the Company. Until the Company can generate sufficient revenue to cover its operating expenses, working capital, and capital expenditures, the Company plans to rely on proceeds received from the SEPA and certain agreements executed subsequent to June 30, 2025, as further described herein.

NYSE Regulation Notice of Noncompliance

On April 29, 2025, the Company received a Notice of Noncompliance (the “Notice”) from NYSE Regulation indicating that the Company was not in compliance with Section 1003(a)(i) of the NYSE American LLC Company Guide (the “Company Guide”), which requires a company to maintain stockholders’ equity of $2.0 million or more if it has reported losses from continuing operations or net losses in two of its three most recent fiscal years. The Notice has no immediate effect on the listing or trading of the Company’s securities and the Company’s common stock, par value $0.0001 per share (“Common Stock") will continue to trade on the NYSE American under the symbol “BURU” with the designation of “.BC” to indicate that the Company is not in compliance with the NYSE American’s continued listing standards.

As required by the Company Guide, the Company submitted a detailed plan on May 29, 2025. The detailed plan advised NYSE Regulation of actions the Company has taken or will take to regain compliance with the continued listing standards by the compliance deadline of October 29, 2026. On July 22, 2025, the Company received notification from NYSE Regulation that it completed its review of the detailed plan, accepted the detailed plan, and granted the Company a plan period through October 29, 2026 to regain compliance.

NYSE Regulation staff will review the Company periodically for compliance with the initiatives outlined in the detailed plan. If the Company is not in compliance with the continued listing standards by October 29, 2026, or if the Company does not make progress consistent with the detailed plan during the plan period, NYSE Regulation will initiate delisting proceedings as appropriate. The Company may appeal a staff delisting determination in accordance with the Company Guide.

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

Inventory, Property and Equipment and Right-of-Use Asset Impairment

The Company leased approximately 27,900 square feet of office space in Centennial, Colorado under a noncancelable operating lease agreement. The original term of the lease was set to expire in December 2024, however, in November 2023, the Company elected to extend the lease through June 2025. As further described in Note 3, as of March 31, 2025, the Company was in default under its lease, and Centennial Tech Industrial Owner (the "Landlord") pursued available remedies in advance of the expiration of the lease term in June 2025. As such, during the first quarter of 2025, the Company determined that, based on the assumption that the Landlord would fully exercise its rights with respect to all assets remaining on the premises, (i) it no longer had control over the inventory and that recovery was not probable, therefore, inventory was written down to a net realizable value of zero, (ii) the carrying value of its property and equipment, all of which was at the leased location, was no longer recoverable, and the assets were written down to a net book value of $0, and (iii) the right-of-use asset associated with this lease was fully impaired, as the Company could no longer use the leased premises, each of which is recorded within loss on impairment of inventories, property and equipment and operating lease right-of-use asset on the condensed consolidated statement of operations for the six months ended June 30, 2025. See Note 3 for additional information.

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

The results of operations for the three and six months ended June 30, 2025 and 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025 or any future period. These unaudited condensed consolidated financial statements and their notes should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on April 15, 2025, and as subsequently amended.

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

Standby Equity Purchase Agreement

In May 2025, the Company entered into a SEPA with the SEPA Investor, each defined and further described in Note 11. Pursuant to the SEPA, the Company has the right, but not the obligation, to sell to the SEPA Investor up to $100.0 million of shares of Common Stock at the Company’s request any time during the 36 months following the execution of such purchase agreement, subject to certain conditions. The SEPA is accounted for as a liability at fair value under Accounting Standards Codification ("ASC") 815, as it includes an embedded put option and an embedded forward contract that do not meet the indexed to equity and the equity classification scope exception. The put option is recognized at inception, and the forward option is recognized upon issuance of notice for the sale of the Company's Common Stock. The change in the fair value of the SEPA is recorded in other gain (loss), net on the condensed consolidated statements of operations. See Note 11 for further details.

Fair value option for certain financial instruments

The Company elected the fair value option (“FVO”) for recognition of (i) certain debt instruments, as described in Notes 4 and 8, and (ii) the Convertible Note Receivable (as defined and described in Note 5), as permitted under ASC 825, Financial Instruments. Under this option, financial instruments are initially recognized at fair value as an asset or liability on the condensed consolidated balance sheets with subsequent changes in fair value, inclusive of interest, market risk, and other factors affecting valuation, reflected in the condensed consolidated statements of operations. The Company elected to recognize interest expense within the line item presented for the change in the fair value of the asset or liability. Additionally, the change in fair value of financial liabilities attributable to the change in the instrument-specific credit risk is required to be presented separately in other comprehensive income. For the three and six months ended June 30, 2025, the change in fair value related to a change in the instrument-specific credit risk was immaterial. All costs associated with the issuance of financial instruments accounted for using the FVO are expensed upon issuance or as incurred. See Note 5 and Note 8 for additional information.

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

Recently Issued Accounting Pronouncements

ASU 2023-09

In December 2023, the Financial Accounting Standards Board (“FASB") issued Accounting Standards Update (“ASU") 2023-09, Income Taxes (Topic 740) – Improvements to Income Tax Disclosures. The ASU requires that an entity disclose specific categories in the effective tax rate reconciliation as well as reconciling items that meet a quantitative threshold. Further, the ASU requires additional disclosures on income tax expense and taxes paid, net of refunds received, by jurisdiction. The new standard is effective for annual periods beginning after December 15, 2024 on a prospective basis with the option to apply it retrospectively. Early adoption is permitted. The adoption of this guidance will result in the Company being required to include enhanced income tax related disclosures. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

ASU 2024-03

In November 2024, the FASB issued ASC 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which is intended to provide more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation and amortization) included in certain expense captions presented on the consolidated statement of operations. This new standard is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (1) prospectively to financial statements issued for periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the consolidated financial statements. The Company is in the process of finalizing the disclosures that will be required by the adoption of the provisions of ASU 2023-09, and will adopt these amendments for annual disclosures in the Annual Report on Form 10-K for the year ending December 31, 2027.

NOTE 3. BALANCE SHEET COMPONENTS

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

As of March 31, 2025, the Company was in default under the lease, and the Landlord pursued available remedies in advance of the lease term that expired in June 2025. In April 2025, the Landlord obtained a default judgment against the Company in the amount of $409,278, which accrues interest at a rate of 10% per annum beginning in March 2025 until paid in full. The Landlord exercised its rights under the lease agreement and applicable law with respect to a lessee in default and such lessee’s assets located on the premises, including the removal and disposal of inventories and property and equipment remaining on the property. As such, during the first quarter of 2025, the Company determined that, based on the assumption that the Landlord would fully exercise its rights with respect to all assets remaining on the premises, (i) it no longer had control over the inventory and that recovery was not probable, therefore, inventory was written down to a net realizable value of zero, (ii) the carrying value of its property and equipment, all of which was at the leased location, was no longer recoverable, and the assets were written down to a net book value of $0, and (iii) the right-of-use asset associated with this lease was fully impaired, as the Company could no longer use the leased premises, each of which is recorded within loss on impairment of inventories, property and equipment and operating lease right-of-use asset on the condensed consolidated statement of operations for the six months ended June 30, 2025.

Inventories, Net

Inventories, net as of December 31, 2024 consisted of the following:

December 31, 2024
Raw materials and supplies	$1,913,013
Work-in-process	161,137
Finished goods	613,786
Inventories, gross	2,687,936
Less: inventory reserve	(1,161,469)
Inventories, net	$1,526,467

As of June 30, 2025, the Company's inventory value was nil, as it no longer had control over the inventory and recovery was not probable. During each of the three and six months ended June 30, 2025 and the three months ended June 30, 2024, the Company recorded lower of cost or net realizable value charges of nil.

During the six months ended June 30, 2024, the Company recorded lower of cost or net realizable value charges of $28,012. During the first half of 2025, in connection with the lease default described above, inventory was written down to a net realizable value of zero through a $1,526,467 loss recorded within loss on impairment of inventories, property and equipment and operating lease right-of-use asset on the condensed consolidated statement of operations for the six months ended June 30, 2025.

Property and Equipment, Net

Property and equipment, net as of December 31, 2024 consisted of the following:

December 31, 2024
Machinery and equipment	$7,203,592
Leasehold improvements	897,948
Furniture and office equipment	205,897
Computer equipment and software	197,386
Property and equipment, gross	8,504,823
Less: accumulated depreciation and amortization	(3,670,094)
Property and equipment, net	$4,834,729

As of June 30, 2025, the Company's property and equipment, net value was nil, as the carrying value of its property and equipment, all of which was at the leased location, was no longer recoverable. Depreciation and amortization expense related to property and equipment was nil and $132,643 during the three months ended June 30, 2025 and 2024, respectively, and $446,449 and $389,538 during the six months ended June 30, 2025 and 2024, respectively.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of June 30, 2025 and December 31, 2024 consisted of the following:

	June 30, 2025	December 31, 2024
Common stock issued for services	$709,167	$—
Prepaid insurance	88,633	123,959
Other prepaid assets	43,174	28,521
Other current assets (1)	178,589	10,269
Total prepaid expenses and other current assets	$1,019,563	$162,749

(1)
Includes $150,000 receivable from Liqueous in connection with the Liqueous Settlement Agreement, as defined and further described in Note 6.

Accrued Expenses

Accrued expenses as of June 30, 2025 and December 31, 2024 consisted of the following:

	June 30, 2025	December 31, 2024
Accrued legal, accounting and professional fees	$3,174,608	$2,448,594
Accrued TCEI acquisition costs	735,127	—
Accrued transaction costs related to the reverse recapitalization	503,600	503,600
Accrued lease-related payables	409,278	54,288
Accrued taxes payable	339,569	357,953
Accrued payroll and benefits	336,473	232,966
Accrued interest	62,505	560,501
Other	102,056	143,293
Total accrued expenses	$5,663,216	$4,301,195

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

The Company’s financial instruments that are carried at fair value consist of Level 1 and Level 3 assets and liabilities:

•
Level 1:
o
Level 1 assets include highly liquid bank deposits and money market funds, which were not material in any period presented herein.
o
Level 1 liabilities include the Public Warrants, which are classified as Level 1 due to the use of an observable market quote in an active market, however, were determined to have no value as of June 30, 2025 and December 31, 2024 due to a notification from the NYSE American in December 2023 that the NYSE American had determined to (a) commence proceedings to delist the Company’s Public Warrants, each whole warrant exercisable to purchase one share of the Company’s Common Stock, par value $0.0001 per share, at a price of $11.50 per share, and listed to trade on the NYSE American under the symbol “BURU.WS”, and (b) immediately suspend trading in the Public Warrants due to “abnormally low” trading price levels.
•
Level 3:
o
Level 3 assets include the Convertible Note Receivable (as defined and described in Note 5), which is classified as Level 3 due to the use of unobservable inputs in the valuation of the asset. There were no transfers between Level 1, Level 2, and Level 3 in any periods presented.
o
Level 3 liabilities include (i) the Junior Note Warrants (as defined and described in Note 8 and Note 10), (ii) our debt recorded under the fair value option, including the Indigo Capital Convertible Notes, Agile Note, Diagonal Convertible Note, Boot Convertible Note, Brick Lane Convertible Notes and Bomore Convertible Notes (each as defined and described in Note 8), and (iii) through early March 2025, the August 2024 Convertible Note Derivative Liability (as defined and described in Note 8), each of which is classified as Level 3 due to the use of unobservable inputs in the valuation of the liability. Gains or losses from the remeasurement of (i) the Junior Note Warrants are recorded as part of change in fair value of warrant liabilities, (ii) debt recorded under the fair value option are recorded as part of change in fair value of notes payable, (iii) the SEPA liability, as further described in Note 11, are recorded as part of change in fair value of SEPA liability, and (iv) the August 2024 Convertible Note Derivative Liability are recorded as part of change in fair value of derivative liability in the condensed consolidated statements of operations. There were no transfers between Level 1, Level 2, and Level 3 in any periods presented.

The following tables set forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy as of June 30, 2025 and December 31, 2024:

	At June 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Convertible Note Receivable	$—	$—	$748,600	$748,600
Total assets	$—	$—	$748,600	$748,600

Liabilities:
Junior Note Warrants	$—	$—	$18,301	$18,301
Notes payable - fair value option	—	—	9,510,017	9,510,017
SEPA liability	—	—	3,297,922	3,297,922
Total liabilities	$—	$—	$12,826,240	$12,826,240

	At December 31, 2024
	Level 1	Level 2	Level 3	Total
Liabilities:
Junior Note Warrants	$—	$—	$128,615	$128,615
Convertible note derivative liability (1)	—	—	37,900	37,900
Total liabilities	$—	$—	$166,515	$166,515

(1)
Represents the August 2024 Convertible Note Derivative Liability, as defined and described in Note 8. In March 2025, the remaining August 2024 Convertible Notes were purchased by Indigo Capital and subsequently extinguished. For additional information, see Note 8.

Level 3 Financial Assets

Convertible Note Receivable

The following table sets forth a summary of the changes in fair value of the Company's Convertible Note Receivable:

	Three Months Ended June 30,	Six Months Ended June 30,
	2025	2025
Fair value, beginning balance	$260,000	$—
Fair value at issuance	—	260,000
Principal additions	500,000	650,000
Contributions from related party	—	(150,000)
Change in fair value	(11,400)	(11,400)
Fair value, ending balance	$748,600	$748,600

The aggregate fair value of the Convertible Note Receivable was estimated using a Monte Carlo simulation based approach, a Level 3 valuation. The significant inputs to the calculation of the fair value of the Convertible Note Receivable at issuance and June 30, 2025 were as follows:

Six Months Ended June 30,
2025
Convertible Note Receivable
Stock price	$0.000038 - 0.000048
Expected term (in years)	1.00 - 1.25
Expected volatility	157.7% - 188.1%
Risk-free interest rate	3.8% - 4.2%
Expected dividend yield	0.0%

Level 3 Financial Liabilities

Junior Note Warrants

The following table sets forth a summary of the changes in fair value of the Company's Junior Note Warrants issued in November 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Fair value, beginning balance	$1,315	$2,235,208	$128,615	$2,238,519
Change in fair value	16,986	(1,783,201)	(110,314)	(1,786,512)
Fair value, ending balance	$18,301	$452,007	$18,301	$452,007

The aggregate fair value of the Junior Note Warrants was estimated using a Monte Carlo simulation based approach, a Level 3 valuation. The significant inputs to the calculation of the fair value of the Junior Note Warrant liability were as follows:

	Six Months Ended June 30,
	2025	2024
Junior Note Warrants:
Stock price	$0.35	$0.03 - 0.14
Expected term (in years)	3.4 - 4.1	4.4 - 4.7
Expected volatility	66.2% - 70.8%	58.9% - 69.8%
Risk-free interest rate	3.7%	4.2% - 4.3%
Expected dividend yield	0.0%	0.0%

Notes Payable - Fair Value Option

The following tables set forth a summary of the changes in fair value of the Company's notes payable recorded under the fair value option:

	Three Months Ended June 30, 2025
	Beginning Balance	Issuance	Additions & (Payments)	Conversion	Change in Fair Value	Ending Balance
Indigo Capital Convertible Notes	$4,047,000	$3,803,374	$—	$(2,761,362)	$1,173,366	$6,262,378
Agile Note	—	500,000	58,417	—	316,143	874,560
Diagonal Convertible Note	—	399,955	—	—	(6,735)	393,220
Boot Convertible Note	—	193,215	—	—	(3,254)	189,961
Brick Lane Convertible Notes	—	2,565,384	—	(2,264,573)	(29,972)	270,839
Bomore Convertible Notes	—	1,411,829	—	—	(28,190)	1,383,639
Torcross Convertible Notes	—	133,883	—	—	1,537	135,420
Total	$4,047,000	$9,007,640	$58,417	$(5,025,935)	$1,422,895	$9,510,017

	Six Months Ended June 30, 2025
	Beginning Balance	Issuance	Additions & (Payments)	Conversion	Change in Fair Value	Ending Balance
Indigo Capital Convertible Notes	$—	$9,014,474	$—	$(3,668,940)	$916,844	$6,262,378
Agile Note	—	500,000	58,417	—	316,143	874,560
Diagonal Convertible Note	—	399,955	—	—	(6,735)	393,220
Boot Convertible Note	—	193,215	—	—	(3,254)	189,961
Brick Lane Convertible Notes	—	2,565,384	—	(2,264,573)	(29,972)	270,839
Bomore Convertible Notes	—	1,411,829	—	—	(28,190)	1,383,639
Torcross Convertible Notes	—	133,883	—	—	1,537	135,420
Total	$—	$14,218,740	$58,417	$(5,933,513)	$1,166,373	$9,510,017

The fair value of the Company's notes payable recorded under the fair value option was estimated using Level 3 fair value measurements. The significant inputs to the calculation of the fair value of the notes payable recorded under the fair value option at issuance and June 30, 2025 were as follows:

Six Months Ended June 30, 2025
Valuation Inputs:	Indigo Capital Convertible Notes(1)	Agile Note(2)	Diagonal Convertible Note(1)	Boot Convertible Note(1)	Bomore Convertible Notes(3)	Brick Lane Convertible Notes(1)(3)	Torcross Convertible Note(3)
Stock price	$0.16 - 0.35	N/A	$0.14 - 0.35	$0.14 - 0.35	$0.33 - 0.35	$0.31 - 0.35	$0.34 - 0.35
Expected term (in years)	0.67 - 0.99	0.49 - 0.58	0.66 - 0.79	0.66 - 0.79	0.96 - 1.00	0.92 - 1.00	0.98 - 1.00
Expected volatility	237.8% - 268.7%	N/A	220.5% - 245.4%	220.5% - 245.4%	N/A	258.4%	N/A
Risk-free interest rate	4.0% - 4.2%	N/A	4.2%	4.2%	N/A	4.1%	N/A
Risk-adjusted discount rate	0.0% - 12.9%	18.0% - 18.6%	N/A	N/A	N/A	N/A	N/A
Expected dividend yield	N/A	N/A	N/A	N/A	N/A	N/A	N/A

(1)
Fair value was estimated using a Monte Carlo simulation model, which incorporates significant assumptions including the expected volatility of the Company's stock price, the risk-free interest rate, and the timing and probability of future liquidity events.
(2)
Fair value was estimated using a discounted cash flow method, which applies a risk-adjusted discount rate to projected future cash flows. The valuation involves significant judgment in determining key inputs such as forecasted revenue growth, margin expectations and discount rates.
(3)
Fair value was estimated using the current value method, which allocates the Company's most recent enterprise value to the various classes of equity based on their respective rights and preferences.

SEPA Liability

The following table sets forth a summary of the changes in fair value of the Company's SEPA liability:

	Three Months Ended June 30,	Six Months Ended June 30,
	2025	2025
Fair value, beginning balance	$—	$—
Fair value at issuance	3,582,724	3,582,724
Common stock issued (1)	(545,309)	(545,309)
Change in fair value	260,507	260,507
Fair value, ending balance	$3,297,922	$3,297,922

(1)
Relates to the first 50% of Common Stock issued to the SEPA Investor during the second quarter of 2025 in connection with the commitment fee payable to the SEPA Investor in Common Stock in an amount equal to 1% of the Commitment Amount, or $1,000,000, to be paid 50% on execution of the SEPA and 50% to be paid 90 days after execution of the SEPA, as further detailed in Note 11.

The fair value of the Company's SEPA liability at issuance and as of June 30, 2025 was estimated using (i) related to the put option, a Monte Carlo valuation model utilizing various inputs including the Company’s stock price, volatility, risk-free interest rate, expected term of the agreement and expected share draw amount and (ii) related to the shares issuable in connection with the SEPA commitment fee, the fair value of the underlying shares, each of which is a Level 3 valuation. The fair value of the embedded forward option is determined using the fair value of the underlying shares less the fixed purchase price, however, the embedded forward option was deemed to have no value as there were no notices for the sale of the Company's Common Stock as of June 30, 2025. The significant inputs to the calculation of the fair value of the SEPA liability at issuance and June 30, 2025 were as follows:

Six Months Ended June 30,
2025
SEPA Liability
Stock price	$0.35 - 0.37
Expected term (in years)	2.9 - 3.0
Expected volatility	205%
Risk-free interest rate	3.7% - 3.9%
Expected dividend yield	0.0%

August 2024 Convertible Note Derivative Liability

In March 2025, the remaining August 2024 Convertible Notes were purchased by Indigo Capital and subsequently extinguished. For additional information, see Note 8.

The following table sets forth a summary of the changes in fair value of the Company's August 2024 Convertible Note Derivative Liability:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Fair value, beginning balance	$—	$—	$37,900	$—
Extinguishment of August 2024 Convertible Notes	—	—	(37,900)	—
Fair value, ending balance	$—	$—	$—	$—

NOTE 5. CONVERTIBLE NOTE RECEIVABLE

On March 14, 2025, the Company entered into a convertible facility with Supply@ME Capital Plc (“SYME”) to loan SYME up to $5.15 million (the "Convertible Note Receivable"). SYME is a fintech platform focused on Inventory Monetisation© solutions for manufacturing and trading companies. The Convertible Note Receivable bears interest at 14.33% annually based on the US Federal Funds Rate plus 10%. Upon conversion, the Company is expected to hold a controlling interest in SYME. Following approval by SYME stockholders, the Financial Conduct Authority, and The Panel on Takeovers and Mergers, the Company may convert amounts outstanding under the Convertible Note Receivable into ordinary shares of SYME at a fixed conversion ratio of £0.00003 per ordinary share, with conversion shares accompanied by a warrant to acquire one additional ordinary share of SYME for every two ordinary shares of SYME issued on any conversion, with an exercise price of £0.000039, as well as the ability to exercise on a cashless basis. If the Convertible Note Receivable is not converted into ordinary shares of SYME by June 30, 2026, the Company may demand repayment in full of the note in cash.

Certain conversion features of the Convertible Note Receivable would typically be considered derivatives that would require bifurcation. In lieu of bifurcating various features in the agreement, we elected the fair value option for the Convertible Note Receivable. During March 2025, the excess of the issuance date fair value of $260,000 of the Convertible Note Receivable over the proceeds paid of $150,000 was recorded to additional paid-in capital. As of June 30, 2025, the fair value of the Convertible Note Receivable was $748,600, and the principal amount of the Convertible Note Receivable was $650,000. Additionally, accrued interest as of June 30, 2025 under the Convertible Note Receivable was $18,588, which is included in prepaid expenses and other on the condensed consolidated balance sheets.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Operating Lease

The Company leased approximately 27,900 square feet of office space in Centennial, Colorado under a noncancelable operating lease agreement. The original term of the lease was set to expire in December 2024, however, in November 2023, the Company elected to extend the lease through June 2025. As further described in Note 3, the Company was in default under its lease, and the Landlord pursued available remedies in advance of the lease term that expired in June 2025. As such, the Company (i) wrote down its inventory to a net realizable value of zero, (ii) wrote down the carrying value of its property and equipment, all of which was at the leased location, to a net book value of $0, and (iii) fully impaired the right-of-use asset associated with this lease, as the Company could no longer use the leased premises, each of which is recorded within loss on impairment of inventories, property and equipment and operating lease right-of-use asset on the condensed consolidated statement of operations for the six months ended June 30, 2025. See Note 3 for additional information.

As of June 30, 2025, $409,278 was included within accrued expenses on the condensed consolidated balance sheet related to the default judgment obtained by the Landlord against the Company, primarily to unpaid rent payments, interest and attorney's fees.

In connection with the default under the lease described above, the Company recorded an impairment to reduce the right-of-use asset to zero of $150,077, which is recorded within loss on impairment of inventories, property and equipment and operating lease right-of-use asset on the condensed consolidated statement of operations for the six months ended June 30, 2025.

Operating lease cost was nil and $102,938 for the three months ended June 30, 2025 and 2024, respectively, and nil and $205,876 for the six months ended June 30, 2025 and 2024, respectively.

Liqueous Settlement Agreement

In January 2025 and April 2025, in connection with a settlement and mutual release agreement entered into between the Company and Liqueous LP (“Liqueous”) (the "Liqueous Settlement Agreement"), as amended, the parties provided an immediate mutual release of claims and obligations through payments from Liqueous to the Company in an aggregate $1,450,000, of which $1,000,000 was paid during the first quarter of 2025. Such payment was made in connection with the issuance of the remaining 9,186,581 shares issued to extinguish an aggregate $411,865 of principal and accrued interest under the Junior Notes and, accordingly, reduced the loss on extinguishment of notes payable recorded in the six months ended June 30, 2025. In April 2025, the Company received $300,000 of the remaining $450,000 agreed upon under the Liqueous Settlement Agreement, which was recorded as a gain on settlement during the three and six months ended June 30, 2025.

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

During the six months ended June 30, 2025, the Company was subject to three separate actions seeking default judgments for the alleged failure to pay amounts when due. CFGI, LLC obtained a default judgment in March 2025 in the amount of $86,826 through the Superior Court of the Commonwealth of Massachusetts, FICTIV, Inc. obtained a default judgment through the Superior Court of California on January 30, 2025 in the amount $197,899, which was subsequently settled by the Company, and the Landlord obtained a default judgment in the amount of $409,278, which accrues interest at a rate of 10% per annum beginning in March 2025 until paid in full, through the Arapahoe County Colorado District Court, which it obtained in April 2025. See additional detail regarding the Landlord default judgment in Note 1.

Purchase Commitments

As of June 30, 2025, the Company had $455,048 in outstanding firm purchase commitments to acquire inventory and research and development parts from suppliers for the Company's ongoing operations. The Company's purchase commitments do not reflect any liabilities that are included in its June 30, 2025 condensed consolidated balance sheet.

Related Party Transactions

Ron Nicol, who was the Executive Chairman of the Company’s board of directors through January 2025, paid director and officer insurance premiums of approximately $1.5 million on behalf of the Company because the Company did not have available cash to pay such amounts when due. The Company is obligated to repay such amount to Mr. Nicol, without interest or other charges. As of June 30, 2025 and December 31, 2024, such amount is included in accrued expenses on our condensed consolidated balance sheet.

In January 2025, the Company issued the TAG Promissory Note to The AvantGarde Group ("TAG"), which is founded and owned by the Company's Executive Chairman, Mr. Zamboni, as a replacement of a previously recorded shareholder advance. For additional information, see Note 8.

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

The Company also agreed to issue 6,086,957 shares of Common Stock to S.F.E. Equity Investments SARL (“SFE EI”) as consideration for SFE EI's escrowing approximately $4.2 million in assets for purposes of guaranteeing the Company's performance obligations in connection with the TCEI acquisition. Issuances to SFE EI may not exceed 19.9% of the outstanding Common Stock until approved by stockholders.

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

The following table presents revenue from contracts with customers disaggregated by geography:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
United States	$—	$—	$—	$15,000
Asia	—	7,566	—	9,112
Europe	—	41,712	—	118,715
Total	$—	$49,278	$—	$142,827

The following table presents revenue from contracts with customers disaggregated by the timing of revenue recognition:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue recognized at a point in time	$—	$45,278	$—	$123,827
Revenue recognized over time	—	4,000	—	19,000
Total	$—	$49,278	$—	$142,827

Contract liabilities consist of customer deposits that are applied to invoices as the performance obligation is performed. Accounts receivable and contract liabilities were as follows on the dates presented:

	Accounts Receivable	Contract Liabilities
January 1, 2024	$482,279	$30,400
December 31, 2024	$—	$24,000
June 30, 2025	$—	$24,000

During the three months ended June 30, 2025 and 2024, the Company recognized nil and $7,000 of revenue, respectively, that was included in the contract liabilities balance at the beginning of the reporting period. During the six months ended June 30, 2025 and 2024, the Company recognized nil and $30,400 of revenue, respectively, that was included in the contract liabilities balance at the beginning of the reporting period.

NOTE 8. NOTES AND CONVERTIBLE NOTES PAYABLE

As of June 30, 2025 and December 31, 2024, the Company's outstanding debt consisted of the following:

	June 30, 2025	December 31, 2024
Current portion of notes payable:
Indigo Capital Convertible Notes	$6,262,378	$—
Liqueous Obligation	1,053,824	1,053,824
TAG Promissory Note	545,000	—
Agile Note	874,560	—
Diagonal Convertible Note	393,220	—
Boot Convertible Note	189,961	—
Brick Lane Convertible Notes	270,839	—
Bomore Convertible Notes	1,383,639	—
Torcross Convertible Note	135,420	—
Junior Notes Issued November 2023	—	2,369,122
August 2024 Convertible Notes	—	537,375
Additional August 2024 Convertible Notes	—	687,315
Senior Convertible Notes Issued June 2023	—	4,683,069
Unamortized debt discount and deferred financing costs	—	(88,522)
Current portion of notes payable	$11,108,841	$9,242,183

Junior Notes Issued November 2023

On November 13, 2023, the Company entered into Note and Warrant Purchase Agreements (the "Junior Note Purchase Agreements") with the lenders identified therein (the "Lenders") providing for (i) zero-interest promissory notes, issued with a 10% original issue discount, in the aggregate principal amount of $5,500,000 (the "Junior Notes"), and (ii) warrants ("Junior Note Warrants," refer to Note 10), exercisable for an amount of the Company's Common Stock equal to 100% of the principal amount of the Junior Notes (limited to an aggregate of 19.9% of the Company's outstanding Common Stock until such time as the transaction is approved by the Company's stockholders), which are exercisable for $5.00 per share of the Company's Common Stock (subject to adjustments noted in the Junior Note Purchase Agreements).

The Junior Notes were junior and secured by the Company's patent portfolio pursuant to a security agreement among the parties (the "Security Agreement"). The terms of the Junior Notes provided that they would mature on the earlier of: (i) the Company closing a credit facility in principal amount of at least $20 million, (ii) a Sale Event (as defined in the Junior Note Purchase Agreements), or (iii) twelve months after issuance. The Junior Notes contained customary events of default. Because the Junior Notes had not been repaid within six or nine months after issuance, the Junior Notes began to bear interest at the Secured Overnight Financing Rate (“SOFR") rate plus 9% and at the SOFR rate plus 12%, respectively, and additional 25% warrant coverage was required at each such date, with a per share exercise price equal to 120% of the trading price of the Company's Common Stock at the time of issuance and a redemption right in favor of the Company when the trading price of the Common Stock was greater than 200% of the applicable exercise price for 20 out of any 30 consecutive trading days. Shares of Common Stock issuable upon exercise of the Junior Note Warrants are limited to an aggregate of 19.9% of the Company's outstanding Common Stock until such time as the transaction is approved by the Company's stockholders. The obligations under the Junior Notes were extinguished in connection with the Foreclosure (defined below).

Refer to Note 10 for the Company's accounting for the Junior Note Warrants. As a result of that accounting, the Junior Notes contain the original issue discount of $500,000 as well as the discount associated with the Junior Note Warrant liability of $2,668,169. The discount will be amortized over the term of the Junior Notes in accordance with FASB ASC 835 - Interest.

Extinguishments

During the six months ended June 30, 2025, the Company issued 9,186,581 shares to noteholders to extinguish an aggregate $411,865 of principal and accrued interest under the Junior Notes. The reacquisition value of the debt was higher than the related carrying value, and thus resulted in an aggregate net loss on extinguishment of debt of $1,174,519 recorded in the condensed consolidated statement of operations.

During the three and six months ended June 30, 2024, the Company issued 1,248,383 shares to noteholders to extinguish $2.2 million of principal of Junior Notes. The reacquisition value of the debt was higher than the related carrying value, and thus resulted in a loss on debt extinguishment of $5,408,593 recorded in the condensed consolidated statement of operations for the three and six months ended June 30, 2024.

See Foreclosure collateral sale further below in this Note 8 for discussion of the extinguishment of the remaining Junior Notes on March 5, 2025.

Related Parties

The table below summarizes the outstanding principal amount of the Junior Notes to related parties:

Noteholder	June 30, 2025	December 31, 2024
David Seldin(1)	$—	$762,211
Eunomia, LP(2)	—	1,100,000
Total Junior Notes - related parties	$—	$1,862,211
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

Concurrent with the above, Esousa also purchased $687,315 of outstanding principal and accrued interest under the Senior Convertible Notes (as defined below) from an existing investor and subsequently exchanged such notes for subordinated convertible notes (the "Additional August 2024 Convertible Notes"). The

Additional August 2024 Convertible Notes could be prepaid at any time without penalty, did not accrue interest, matured on February 6, 2025 and could be converted at any time on or after the issuance date into Common Stock at a conversion price of 25% of the closing price of the Common Stock on the trading day prior to such conversion date, subject to certain adjustments.

The August 2024 Convertible Notes and Additional August 2024 Convertible Notes were unsecured and subordinated to the Company’s outstanding Senior Convertible Notes and Junior Notes in right of payment, whether in respect to payment or redemptions, interest, damages, upon liquidation or dissolution or otherwise.

Extinguishments

During the six months ended June 30, 2025, the Company issued 1,878,620 shares to Esousa to extinguish an aggregate $389,375 of principal and accrued interest under the August 2024 Convertible Notes. The reacquisition value of the debt was higher than the related carrying value, and thus resulted in an aggregate net loss on extinguishment of notes payable of $2,123,403 recorded in the condensed consolidated statement of operations.

In March 2025, the remaining August 2024 Convertible Notes were purchased by Indigo Capital and subsequently extinguished, as further described below. The transaction resulted in a loss on extinguishment of notes payable of $12,303 associated with the extinguishment of these notes.

Senior Convertible Notes Issued June 2023

On June 12, 2023 and June 16, 2023, the Company entered into Note and Warrant Purchase Agreements (the “Senior Convertible Note Purchase Agreements”) with certain investors (each, an “Investor”) for the sale of (i) convertible promissory notes (“Senior Convertible Notes”) in the aggregate principal amount of $9,225,000, and (ii) warrants (“Senior Note Warrants," refer to Note 10) to purchase up to 287,972 shares of the Company’s Common Stock from the June 12, 2023 Senior Convertible Note Purchase Agreement and up to 47,238 shares of Common Stock from the June 16, 2023 Senior Convertible Note Purchase Agreement.

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

Extinguishments

During the three and six months ended June 30, 2024, the Company issued 999,875 shares to noteholders to extinguish $1.8 million of principal of Senior Convertible Notes as well as $107,935 of interest accrued on the Senior Convertible Notes. The reacquisition value of the debt was higher than the related carrying value, and thus resulted in a loss on debt extinguishment of $4,885,242 recorded in the condensed consolidated statement of operations for the three and six months ended June 30, 2024.

See Foreclosure collateral sale further below in this Note 8 for discussion of the extinguishment of the remaining Senior Convertible Notes on March 5, 2025.

Related Parties

The table below summarizes the outstanding principal amount of the Senior Convertible Notes to related parties:

Investor	June 30, 2025	December 31, 2024
Wilson-Garling 2023 Family Trust(1)	$—	$5,138,055
Eunomia, LP(2)	—	1,027,611
Curtis N Maas Revocable Trust(3)	—	102,761
Total Senior Convertible Notes - related parties	$—	$6,268,427
(1)
Thomas J. Wilson, an affiliate of Wilson-Garling 2023 Family Trust, was a member of the Legacy Nuburu board of directors.
(2)
Ron Nicol, manager of Eunomia, LP, was the Chairman of the Company’s board of directors until January 2025.
(3)
Curtis Maas, an affiliate of the Curtis N Maas Revocable Trust, was a member of the Legacy Nuburu board of directors.

Foreclosure Collateral Sale

On March 5, 2025, as part of the foreclosure process initiated by the Lead Investor (the “Foreclosure”), the lenders holding the outstanding Senior Convertible Notes held an auction for the sale of collateral securing the Company’s repayment obligations, which resulted in such lenders taking possession of such collateral in exchange for a full discharge and extinguishment of the Company’s $8,961,872 of indebtedness with respect to the Junior Notes and Senior Convertible Notes, as well as a loss on extinguishment of the Senior Convertible Notes of $1,682,641, of which $27,139 of this loss relates to related parties. The extinguishment of the Junior Notes did not result in a gain or loss on extinguishment as the proceeds deemed to be received by the holders of the Junior Notes in connection with the Foreclosure approximated the carrying value of the Junior Notes and all issuance costs were fully amortized. The loss on extinguishment of the Senior Convertible Notes is included within loss on extinguishment of notes payable within the condensed consolidated statement of operations for the six months ended June 30, 2025.

Liqueous Obligation

In October 2024, the Company and Liqueous agreed to terms where the Company borrowed $1,053,824 from Liqueous (the “Liqueous Obligation”). The Liqueous Obligation was subordinated to the Company's other outstanding debt instruments, accrued interest at 8% per annum and matured in October 2025. The Liqueous Obligation was prepayable at any time prior to the maturity date without penalty. Upon an event of default, the investor could require all outstanding and accrued interest immediately due and payable.

In February 2025, in connection with the Liqueous Settlement Agreement, as amended, the Company agreed to issue 6,406,225 pre-funded warrants exercisable into Common Stock, which included a nominal exercise price, to extinguish the Liqueous Obligation. In April 2025, through an additional amendment to the Liqueous Settlement Agreement, the Company agreed to settle the Liqueous Obligation through the issuance of 9,090,959 shares of Common Stock. As the Common Stock was not yet issued as of June 30, 2025, the Company continued to remain legally obligated under the terms of the Liqueous Obligation.

TAG Promissory Note (Related-Party)

In January 2025, the Company issued a promissory note in a principal amount of $545,000 (the "TAG Promissory Note") to The AvantGarde Group ("TAG"), which is founded and owned by the Company's Executive Chairman, as a replacement of a previously recorded shareholder advance. The TAG Promissory Note is subordinated to the Company's other outstanding debt instruments at the time of issuance, accrues interest beginning October 28, 2025 at SOFR plus a margin of 10% per annum and matures in January 2026. The note is prepayable at any time prior to the maturity date without penalty. Upon an event of default, all outstanding and accrued interest is immediately due and payable.

Indigo Capital Convertible Notes

March 2025

On March 3, 2025, the Company entered into the following transactions:

•
in exchange for a capital infusion of $1,500,000, the Company issued to Indigo Capital LP ("Indigo Capital") a $1,578,495 face amount unsecured, convertible note (the "Indigo Capital Convertible Note"). The Indigo Capital Convertible Note bears no interest for so long as it is not in default and has a March 1, 2026 maturity date and a conversion price equal to a 20% discount to the lowest daily volume weighted average price as reported by Bloomberg L.P. (“VWAP") during the 5 days prior to the conversion date;
•
in exchange for the extinguishment of the remaining August 2024 Convertible Notes held by Indigo Capital, which it purchased from Esousa on March 3, 2025, the Company issued to Indigo Capital a $894,708 face amount unsecured, convertible note (the "March Indigo Capital Exchange Convertible Note"). The March Indigo Capital Exchange Convertible Note bears no interest for so long as it is not in default, and has a March 1, 2026 maturity date and a conversion price equal to 33.33% of the lowest VWAP during the 5 days prior to the conversion date.

The convertible notes issued in connection with the above transactions are collectively referred to herein as the "March Indigo Capital Convertible Notes". The terms of the March Indigo Capital Convertible Notes allow the Company to convert at any time after issuance without penalty at the conversion prices discussed above. From and after the occurrence of an event of default, the interest rate under the March Indigo Capital Convertible Notes increases to 15.0% .

Issuances of Common Stock on conversion of the March Indigo Capital Convertible Notes are limited to an amount equal to 19.9% of the outstanding Common Stock as of the date of execution, until such time as the transaction is approved by stockholders. On July 9, 2025, at the Company's annual meeting of stockholders (the “2025 Annual Meeting”), the Company's stockholders approved the issuance of shares on conversion of the March Indigo Capital Exchange Convertible Note in excess of the above 19.99% limit.

The transaction documents contain customary representations, warranties, and covenants, and the notes include customary events of default including, but not limited to, failure to pay amounts due when required, default in covenants, bankruptcy events, and suspension or delisting from trading of the Common Stock on an eligible exchange. The Company is also obligated to register, and has registered, for resale the shares issuable upon conversion of the notes.

Certain conversion features of the March Indigo Capital Convertible Notes would typically be considered derivatives that would require bifurcation. The March Indigo Capital Convertible Notes are recorded at fair value, and the changes in the fair value are recorded within the condensed consolidated statement of operations. The excess of the initial fair value of $2,207,800 of the March Indigo Capital Convertible Notes over the proceeds received was recorded as a loss on issuance of notes payable on the condensed consolidated statement of operations of $707,800 during the six months ended June 30, 2025. The excess of the initial fair value of $3,003,300 of the March Indigo Capital Exchange Convertible Note over the carrying amount of the August 2024 Convertible Notes was recorded as a loss on debt extinguishment on the condensed consolidated statement of operations of $2,123,403 during the six months ended June 30, 2025. Transaction costs of $20,000 were expensed as incurred and included in the condensed consolidated statements of operations as a component of general and administrative expenses during the six months ended June 30, 2025.

In March 2025, Indigo Capital converted $307,320 of contractual principal under the March Indigo Capital Exchange Convertible Notes, resulting in the issuance of 4,313,272 shares of Common Stock to Indigo Capital at a fair value of $907,578, which resulted in a gain of $124,014 recorded within change in fair value of notes payable in the condensed consolidated statements of operations for the six months ended June 30, 2025.

April 2025

On April 22, 2025, the Company entered into the following transactions:

•
in exchange for a capital infusion of $1,350,000, the Company issued to Indigo Capital a $1,421,053 face amount unsecured, convertible note (the "April Indigo Capital Convertible Note"). The April Indigo Capital Convertible Note bears no interest for so long as it is not in default, has an April 21, 2026 maturity date and a conversion price equal to the lowest VWAP during the 5 days prior to the conversion date;
•
in exchange for the extinguishment of an existing unsecured promissory note of the Company with a $2,003,097 face amount, the Company issued to Indigo Capital a $2,108,523.16 face amount unsecured, convertible note (the "April Indigo Capital Exchange Convertible Note") that bears no interest for so long as it is not in default, has an April 21, 2026 maturity date and a conversion price equal to the lowest VWAP during the 5 days prior to the conversion date.

The convertible notes issued in connection with the above transactions are collectively referred to herein as the "April Indigo Capital Convertible Notes", collectively with the March Indigo Capital Convertible Notes, the "Indigo Capital Convertible Notes". The terms of the April Indigo Capital Convertible Notes allow the Company to convert at any time after issuance without penalty at the conversion prices discussed above. From and after the occurrence of an event of default, the interest rate under the April Indigo Capital Convertible Notes increases to 15.0% .

The April Indigo Capital Convertible Notes are subordinate to the currently outstanding Series A Preferred Stock, solely with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company.

Issuances of Common Stock on conversion of such notes are limited to an amount equal to 19.9% of the outstanding Common Stock as of the date of execution, until such time as the transaction is approved by stockholders. At the 2025 Annual Meeting, the Company's stockholders approved the issuance of shares on conversion of the April Indigo Capital Convertible Notes in excess of the above 19.99% limit.

The transaction documents contain customary representations, warranties, and covenants, and the notes include customary events of default including, but not limited to, failure to pay amounts due when required, default in covenants, bankruptcy events, and suspension or delisting from trading of the Common Stock on an eligible exchange. The Company is also obligated to register, and has registered, for resale the shares issuable upon conversion of the notes.

Certain conversion features of the April Indigo Capital Convertible Notes would typically be considered derivatives that would require bifurcation. As such, the Company elected to account for the April Indigo Capital Convertible Notes at fair value, and the changes in the fair value are recorded within the condensed consolidated statement of operations.

The Company incurred debt issuance costs of $40,000 related to the issuance of the April Indigo Capital Convertible Notes, which is included within other gain (loss), net on the condensed consolidated statements of operations for the three and six months ended June 30, 2025. At June 30, 2025, the outstanding principal amount under the Indigo Capital Convertible Notes was $4,777,656. For additional information regarding the fair value of the Indigo Capital Convertible Notes, see Note 4.

Extinguishments

During the three and six months ended June 30, 2025, Indigo Capital converted $917,803 and $1,225,123 of principal under the Indigo Capital Convertible Notes, resulting in the issuance of 9,494,424 shares and 13,807,696 shares, respectively, of Common Stock to Indigo Capital and a reduction in the fair value of the Indigo Capital Convertible Notes, with a corresponding increase to stockholders' deficit of $2,761,362 and $3,668,940, respectively.

In connection with the issuance of the April Indigo Capital Exchange Convertible Note in exchange for the extinguishment of an existing unsecured promissory note of the Company with a carrying value of $2,108,523, the Company recorded a loss on debt extinguishment of $185,388.

Agile Note

On May 12, 2025, the Company entered into a Business Loan and Security Agreement with Agile Capital Funding, LLC and its affiliates (“Agile”), pursuant to which the Company issued to Agile a $525,000 face amount secured promissory note (the “Agile Note”). The Agile Note bears interest at 44.0%, and requires weekly repayments of $27,000 through November 2025, totaling $756,000. From and after the occurrence of an event of default, the interest rate increases by 5.0%. The Agile Note is secured by the Company’s cash and deposit accounts. Upon an event of default, all accrued and unpaid principal and interest plus a prepayment premium is immediately due and payable (including any default interest, as applicable). The prepayment premium is equal to the aggregate amount of contractual interest that would be owed from the date of acceleration through the maturity date. The terms of the Agile Note allow for the Company to prepay any unpaid principal, accrued interest and other obligations due, as applicable, at anytime. Upon such prepayment, the Company is also required to pay the prepayment premium.

Certain features of the Agile Note would typically be considered derivatives that would require bifurcation. As such, the Company elected to account for the Agile Note at fair value, and the changes in the fair value are recorded within the condensed consolidated statements of operations.

The Company received net proceeds of $443,620 from the issuance of the Agile Note, which includes (i) a debt discount of $25,000 and (ii) debt issuance costs of $56,380, which are included in other gain (loss), net on the consolidated statements of operations during the three and six months ended June 30, 2025.

On May 30, 2025, the Company executed an amendment to the Business Loan and Security Agreement with Agile, which amended (i) the principal amount of the Agile Note to $1,000,000, (ii) the weekly payments from $27,000 to $48,000 and (iii) the maturity date to December 26, 2025. In connection with the amendment, the Company received net proceeds of $248,000, which comprises (a) the new principal of $1,000,000, less (b) the aggregate principal and prepayment premium owed under the original agreement of $702,000 and (c) $50,000 of debt discount.

At June 30, 2025, the outstanding principal amount outstanding under the Agile Note was $847,918. For additional information regarding the fair value of the Agile Note, see Note 4.

Diagonal Convertible Note

On May 13, 2025, the Company entered into a Securities Purchase Agreement (the “SPA”) with 1800 Diagonal Lending LLC (“Diagonal”), pursuant to which the Company issued to Diagonal a $227,700 face amount convertible promissory note (the “Diagonal Convertible Note”). The Diagonal Convertible Note bears interest at 10% and has a maturity date of February 28, 2026. From and after the occurrence of an event of default, the interest rate increases by 12.0%. Beginning 180 days after the issuance date, the note may be converted into Common Stock for a conversion price equal to a discount of 25% to the lowest trading price during the ten days prior to the conversion date. The Company may prepay the Diagonal Convertible Note (i) for 120% of the outstanding principal plus accrued interest beginning on the issuance date and ending 120 days following the issuance date and (ii) for 125% of the outstanding principal plus accrued interest beginning 121 days following the issuance date and ending 180 days following the issuance date. Diagonal also agreed to provide additional tranches of financing during the twelve months following the date of the SPA, up to an aggregate of $2,275,000, subject to further agreement between the Company and Diagonal.

The Diagonal Convertible Note is subordinate to the currently outstanding Series A Preferred Stock, solely with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution, or winding up of the Company. Issuances of Common Stock on conversion of the Diagonal Convertible Note are limited to an amount equal to 19.9% of the outstanding Common Stock as of the date of execution, until such time as the transaction is approved by stockholders. The terms of the Diagonal Convertible Note contain customary representations, warranties, and covenants, including customary events of default including, but not limited to, failure to pay amounts due when required, default in covenants, and bankruptcy events.

Certain conversion features of the Diagonal Convertible Note would typically be considered derivatives that would require bifurcation. As such, the Company elected to account for the Diagonal Convertible Note at fair value, and the changes in the fair value are recorded within the condensed consolidated statement of operations.

The Company received net proceeds of $178,000 from the issuance of the Diagonal Convertible Note, which includes (i) a debt discount of $20,700 and (ii) debt issuance costs of $29,000, which are included in other gain (loss), net on the consolidated statements of operations during the three and six months ended June 30, 2025.

At June 30, 2025, the outstanding principal amount outstanding under the Diagonal Convertible Note was $227,700. For additional information regarding the fair value of the Diagonal Convertible Note, see Note 4.

Boot Convertible Note

On May 13, 2025, the Company entered into a Securities Purchase Agreement with Boot Capital LLC (“Boot”), pursuant to which the Company issued to Boot a $110,000 face amount convertible promissory note (the “Boot Convertible Note”). The Boot Convertible Note bears interest at 10% and has a maturity date of February 28, 2026. From and after the occurrence of an event of default, the interest rate increases by 12.0%. Beginning 180 days after the issuance date, the note may be converted into Common Stock for a conversion price equal to a discount of 25% to the lowest trading price during the ten days prior to the conversion date.

The Boot Convertible Note is subordinate to the currently outstanding Series A Preferred Stock, solely with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution, or winding up of the Company. Issuances of Common Stock on conversion of the Boot Convertible Note are limited to an amount equal to 19.9% of the outstanding Common Stock as of the date of execution, until such time as the transaction is approved by stockholders. The Company may prepay the Boot Convertible Note (i) for 120% of the outstanding principal plus accrued interest beginning on the issuance date and ending 120 days following the issuance date and (ii) for 125% of the outstanding principal plus accrued interest beginning 121 days following the issuance ending 180 days following the issuance date. The terms of the Boot Convertible Note contain customary representations, warranties, and covenants, including customary events of default including, but not limited to, failure to pay amounts due when required, default in covenants, and bankruptcy events.

Certain conversion features of the Boot Convertible Note would typically be considered derivatives that would require bifurcation. As such, the Company elected to account for the Boot Convertible Note at fair value, and the changes in the fair value are recorded within the condensed consolidated statement of operations.

The Company received net proceeds of $84,000 from the issuance of the Boot Convertible Note, which includes (i) a debt discount of $10,000 and (ii) debt issuance costs of $16,000, which are included in other gain (loss), net on the consolidated statements of operations during the three and six months ended June 30, 2025.

At June 30, 2025, the outstanding principal amount outstanding under the Boot Convertible Note was $110,000. For additional information regarding the fair value of the Boot Convertible Note, see Note 4.

Brick Lane Convertible Notes

On June 3, 2025, the Company entered into the following transactions with Brick Lane Capital Management Limited (“Brick Lane”):

•
in exchange for transferring 100,000 shares of the Company’s outstanding Series A Preferred Stock to the Company, which Brick Lane purchased from an existing investor, the Company issued to Brick Lane a $1,050,000 face amount unsecured, convertible note (the "Brick Lane Exchange Convertible Note"). The note bears no interest for so long as it is not in default, has an April 17, 2026 maturity date and a conversion price equal to the lowest VWAP during the 5 days prior to the conversion date; and
•
in exchange for a capital infusion of $250,000, the Company issued to Brick Lane a $250,000 face amount unsecured, convertible note. The note bears no interest for so long as it is not in default, has a June 2, 2026 maturity date and a conversion price equal to the lowest VWAP during the 5 days prior to the conversion date.

The convertible notes issued in connection with the above transactions are collectively referred to herein as the "Brick Lane Convertible Notes". The terms of the Brick Lane Convertible Notes allow the Company to convert at any time after issuance without penalty at the conversion prices discussed above. From and after the occurrence of an event of default, the interest rate under the Brick Lane Convertible Notes increases to 15.0%.

Issuances of Common Stock on conversion of such notes are limited to an amount equal to 19.9% of the outstanding Common Stock as of the date of execution, until such time as the transaction is approved by stockholders, and may not result in Brick Lane holding more than 9.9% of the Company’s outstanding Common

Stock at any time. The notes are also subordinate to the currently outstanding Series A Preferred Stock, solely with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. The Company is obligated to register for resale the shares issuable upon conversion of the notes.

The foregoing transaction documents contain customary representations, warranties, and covenants, including customary events of default including, but not limited to, failure to pay amounts due when required, default in covenants, and bankruptcy events.

Certain conversion features of the Brick Lane Convertible Notes would typically be considered derivatives that would require bifurcation. As such, the Company elected to account for the Brick Lane Convertible Notes at fair value, and the changes in the fair value are recorded within the condensed consolidated statement of operations.

At June 30, 2025, the outstanding principal amount outstanding under the Brick Lane Convertible Notes was $250,000. For additional information regarding the fair value of the Brick Lane Convertible Notes, see Note 4.

Extinguishments

The Company recorded a loss on debt extinguishment of $1,071,997 related to the issuance of the Brick Lane Exchange Convertible Note to extinguish the 100,000 shares of the Company's outstanding Series A Preferred Stock, which represents the excess of the fair value of the Brick Lane Exchange Convertible Note over the carrying amount of the Series A Preferred Stock included in preferred stock liability on the consolidated balance sheet.

During the three months ended June 30, 2025, Brick Lane converted the entire $1,050,000 of principal under the Brick Lane Exchange Convertible Note, resulting in the issuance of 6,800,518 shares of Common Stock to Brick Lane and a reduction in the fair value of the Brick Lane Convertible Notes, with a corresponding increase to stockholders' deficit, of $2,264,573.

Bomore Convertible Notes

On June 18, 2025, the Company entered into the following transactions with Bomore Opportunity Group Ltd (“Bomore”):

•
in exchange for transferring 100,000 shares of the Company’s outstanding Series A Preferred Stock to the Company, the Company issued to Bomore a $1,050,000 face amount unsecured, convertible note (the "Bomore Exchange Convertible Note"). The note bears no interest for so long as it is not in default, has an June 17, 2026 maturity date and a conversion price equal to the lowest VWAP during the 5 days prior to the conversion date; and
•
in exchange for a capital infusion of $250,000, the Company issued to Bomore a $250,000 face amount unsecured, convertible note. The note bears no interest for so long as it is not in default, has a June 17, 2026 maturity date and a conversion price equal to the lowest VWAP during the 5 days prior to the conversion date.

The convertible notes issued in connection with the above transactions are collectively referred to herein as the "Bomore Convertible Notes". The terms of the Bomore Convertible Notes allow the Company to convert at any time after issuance without penalty at the conversion prices discussed above. From and after the occurrence of an event of default, the interest rate under the Bomore Convertible Notes increases to 15.0% .

Issuances of Common Stock on conversion of such notes are limited to an amount equal to 19.9% of the outstanding common stock as of the date of execution, until such time as the transaction is approved by stockholders, and may not result in Bomore holding more than 9.9% of the Company’s outstanding Common Stock at any time. The notes are also subordinate to the currently outstanding Series A Preferred Stock, solely with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company.

The foregoing transaction documents contain customary representations, warranties, and covenants, including customary events of default including, but not limited to, failure to pay amounts due when required, default in covenants, and bankruptcy events.

Certain conversion features of the Bomore Convertible Notes would typically be considered derivatives that would require bifurcation. As such, the Company elected to account for the Bomore Convertible Notes at fair value, and the changes in the fair value are recorded within the condensed consolidated statement of operations.

At June 30, 2025, the outstanding principal amount outstanding under the Bomore Convertible Notes was $1,300,000. For additional information regarding the fair value of the Bomore Convertible Notes, see Note 4.

On June 30, 2025, Bomore provided a conversion notice to the Company to convert the entire $1,050,000 of principal under the Bomore Exchange Convertible Note, resulting in the required issuance of 3,253,796 shares of Common Stock to Bomore, which were not yet issued as of June 30, 2025.

Extinguishments

The Company recorded a loss on debt extinguishment of $140,323 related to the issuance of the Bomore Exchange Convertible Note to extinguish the 100,000 shares of the Company's outstanding Series A Preferred Stock, which represents the excess of the fair value of the Bomore Exchange Convertible Note over the carrying amount of the Series A Preferred Stock included in preferred stock liability on the consolidated balance sheet.

Torcross Convertible Notes

On June 25, 2025, the Company entered into the following transactions with Torcross Capital LLC (“Torcross”):

•
in exchange for the transfer of 40,000 shares of the Company’s outstanding Series A Preferred Stock to the Company, the Company is required to issue to Torcross a $400,000 face amount unsecured, convertible note (the "Torcross Exchange Convertible Note"), which transaction was not yet closed as of June 30, 2025 and therefore the Torcross Exchange Convertible Note is not reflected in these condensed consolidated financial statements nor is the transfer of the 40,000 shares of Series A Preferred Stock to the Company. The note bears no interest for so long as it is not in default, has a June 24, 2026 maturity date and a conversion price equal to 80% of the lowest VWAP during the 5 days prior to the conversion date; and
•
in exchange for a capital infusion of $100,000, the Company issued to Torcross a $100,000 face amount unsecured, convertible note (the "Torcross Convertible Note"). The note bears no interest for so long as it is not in default, has a June 24, 2026 maturity date and a conversion price equal to 80% of the lowest VWAP during the 5 days prior to the conversion date.

The convertible notes issued in connection with the above transactions are collectively referred to herein as the "Torcross Convertible Notes". The terms of the Torcross Convertible notes allow the Company to convert at any time after issuance without penalty at the conversion prices discussed above. From and after the occurrence of an event of default, the interest rate under the Torcross Convertible Notes increases to 15.0%.

Issuances of Common Stock on conversion of such notes are limited to an amount equal to 19.9% of the outstanding common stock as of the date of execution, until such time as the transaction is approved by stockholders, and may not result in Torcross holding more than 9.9% of the Company’s outstanding Common Stock at any time. The notes are also subordinate to the currently outstanding Series A Preferred Stock, solely with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company.

The foregoing transaction documents contain customary representations, warranties, and covenants, including customary events of default including, but not limited to, failure to pay amounts due when required, default in covenants, and bankruptcy events.

Certain conversion features of the Torcross Convertible Note would typically be considered derivatives that would require bifurcation. As such, the Company elected to account for the Torcross Convertible Note at fair value, and the changes in the fair value are recorded within the condensed consolidated statement of operations.

At June 30, 2025, the outstanding principal amount outstanding under the Torcross Convertible Note was $100,000. For additional information regarding the fair value of the Torcross Convertible Note, see Note 4.

Yorkville Promissory Note

On June 30, 2025, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with the investors party thereto pursuant to which the Company issued a debenture in the amount of $1,250,000 in exchange for a capital infusion of $1,100,000 (the "Yorkville Promissory Note"), which closed in July 2025 and, therefore, is not reflected in these condensed consolidated financial statements.

The Yorkville Promissory Note bears interest at an annual rate equal to 8% for so long as it is not in default and has an October 30, 2025 maturity date. From and after the occurrence of an event of default, the interest rate under the Yorkville Promissory Note increases to 18.0%. The Company may prepay the Yorkville Promissory Note at any time after issuance without penalty. Among other things, the Purchase Agreement prohibits the Company from incurring additional indebtedness or entering into variable rate transactions, with certain exceptions. The Company is required to use any proceeds received under the SEPA, as defined and described in Note 11, to pay outstanding principal and interest under the Yorkville Promissory Note until the Yorkville Promissory Note is paid in its entirety.

The foregoing transaction documents contain customary representations, warranties, and covenants, including customary events of default including, but not limited to, failure to pay amounts due when required, default in covenants, and bankruptcy events.

The Company incurred debt issuance costs of $127,000 related to the issuance of the Yorkville Promissory Note, which is included within other gain (loss), net on the condensed consolidated statements of operations for the three and six months ended June 30, 2025.

NOTE 9. CONVERTIBLE PREFERRED STOCK

Series A Preferred Stock

The Company is authorized to issue 50,000,000 shares of preferred stock with a par value of $0.0001 per share (the “Preferred Stock”) with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2025 and December 31, 2024, there were 2,188,905 and 2,388,905, respectively, of shares of preferred stock issued and outstanding.

During June 2025, the Company purchased (i) 100,000 shares of preferred stock from Brick Lane and (ii) 100,000 shares of preferred stock from Bomore, which Brick Lane and Bomore had each acquired from an existing investor, in exchange for a convertible note, as further described in Note 8.

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

Conversion Rights

Prior to January 31, 2025, as further described under Redemption below, the Preferred Stock was convertible at any time into Common Stock at a conversion price equal to $10.00 (subject to equitable adjustment in the event of a stock split, stock consolidation, subdivision or certain other events of a similar nature that increase or decrease the number of shares of Preferred Stock outstanding (the “Original Issuance Price”)) divided by the lesser of (i) $11.50 and (ii) the greater of (x) 115% of the lowest VWAP per share of the Company’s Common Stock for any consecutive ninety-trading day period prior to the calculation of such VWAP and (y) $5.00, in each case subject to adjustment as set forth in the Certificate of Designations (the “Conversion Price”).

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

Redemption

On the second anniversary of the Closing Date, or January 31, 2025 (the “Test Date”), the Company is obligated to redeem the maximum portion of the Preferred Stock permitted by law in cash at an amount equal to the Original Issuance Price as of such date if the Conversion Price exceeds the VWAP. If, on the Test Date, the Conversion Price is equal to or less than the VWAP, the Company must convert all shares of Preferred Stock then outstanding into shares of the Company’s Common Stock at the then applicable Conversion Price. Notwithstanding the foregoing, the Company shall not be required to redeem any shares of Preferred Stock to the extent the Company does not have legally available funds to effect such redemption. The mandatory redemption and conversion provisions described herein are further subject to certain limitations detailed in the Certificate of Designations. As a result of such redemption feature, the Company recorded the Preferred Stock at its redemption value and classified the Preferred Stock as mezzanine equity on the consolidated balance sheet through January 31, 2025. As the Conversion Price of the Preferred Stock exceeded the VWAP on the Test Date, the Company was obligated to redeem the Preferred Stock beginning at that time and, as such, reclassified such Preferred Stock from mezzanine equity to a current liability on January 31, 2025. The preferred stock current liability was initially recorded at its fair value on January 31, 2025 of $13,491,000 and subsequently remeasured to its redemption amount of $10.00 per share, or $23,889,050, as the Preferred Stock is currently mandatorily redeemable at such amount, with the difference between the initial fair value and carrying value of $10,398,050 recorded as an adjustment to net loss available to common shareholders on the condensed consolidated statement of operations for the six months ended June 30, 2025. The remeasurement of the liability subsequent to issuance to the redemption value of $10,398,050 is recorded within interest expense recognized on remeasurement of preferred stock liability on the condensed consolidated statement of operations for the six months ended June 30, 2025.

NOTE 10. WARRANTS

The following table provides a summary of the number of the Company's outstanding warrants:

	June 30, 2025	December 31, 2024
Liability-classified warrants:
Junior Note Warrants	859,315	859,315
Public Warrants	417,770	417,770
Total liability-classified warrants outstanding	1,277,085	1,277,085

Equity-classified warrants:
June 2023 Senior Note Warrants	335,210	335,210
Pre-Funded Warrants	-	837,116
August 2024 Warrants Issued with Junior Notes	19,892	19,892
Total equity-classified warrants outstanding	355,102	1,192,218

Liability-Classified Warrants

November 2023 Junior Note Warrants

In connection with the Junior Notes discussed in Note 8, the Company issued the Junior Note Warrants to purchase up to 550,000 shares of the Company's Common Stock. The Junior Note Warrants currently outstanding have an exercise price equal to $5.00 per share (subject to adjustment per the Junior Note Purchase Agreements) and expire on December 6, 2028. The Junior Note Purchase Agreements also provide for additional warrants to be issued if the Junior Notes remain outstanding for certain periods of time: (i) if the Junior Notes have not been repaid six months after issuance, additional warrants will be issued to each Lender in an amount equal to the principal amount of the Note multiplied by 25%, and such quotient divided by a per share cash exercise price equal to 120% of the VWAP of the Company's Common Stock during the ten trading days immediately prior to issuance and (ii) if the Junior Notes have not been repaid nine months after issuance, additional warrants will be issued to each Lender in an amount equal to the principal amount of the Note multiplied by 25%, and such quotient divided by a per share cash exercise price equal to 120% of the VWAP of the Company's Common Stock during the ten trading days immediately prior to issuance. As a portion of the Junior Notes were outstanding at each of May 13, 2024 and August 13, 2024, the Company was required to issue 309,315 additional warrants pursuant to the Junior Note Purchase Agreements during the year ended December 31, 2024.

Based on the terms of the Junior Note Purchase Agreements, the Junior Note Warrants were evaluated under FASB ASC 815-40 - Derivatives and Hedging-Contracts in Entity's Own Equity ("ASC 815-40") and the Company concluded they did not initially meet the criteria to be classified in stockholders' equity (deficit). Specifically, there were contingent exercise provisions and settlement provisions that existed, as described above, where the number of shares available under the Junior Note Warrants may be adjusted. Because the number of outstanding common shares was not a fair value input to a fixed-for-fixed model, the Junior Note Warrants are treated as liabilities and are remeasured at each reporting date. The proceeds of $5,500,000 were allocated first to the Junior Note

Warrant liability at fair value and then to the Junior Notes. The Company further determined that the Junior Note Warrants liability meets the criteria to be accounted for as a bifurcated derivative due to the significant discount it creates on the Junior Notes.

Public Warrants

In connection with the closing of the Business Combination, Nuburu assumed the 16,710,785 Public Warrants outstanding on the date of Closing. As of June 30, 2025, all 16,710,785 Public Warrants remain outstanding. However, on December 12, 2023, the NYSE notified the Company and publicly announced that the NYSE had determined to (a) commence proceedings to delist the Company’s Public Warrants, each whole Public Warrant exercisable to purchase one share of the Company’s Common Stock at a price of $460.00 per share, and listed to trade on the NYSE under the symbol “BURU WS”, and (b) immediately suspend trading in the Public Warrants due to “abnormally low” trading price levels. As such, the Public Warrants were determined to have no value in the financial statements as of June 30, 2025.

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

Redemption of Public Warrants when the price per share of Common Stock equals or exceeds $400.00 — Once the Public Warrants become exercisable, the Company may redeem the Public Warrants:

•
in whole and not in part;
•
at $16.00 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares based on the redemption date and the fair market value of the Common Stock; and
•
if, and only if, the last reported sale price of the Common Stock equals or exceeds $400.00 per share (as adjusted per stock splits, stock dividends, reorganizations, reclassifications, recapitalizations and the like) for any 20 trading days within the 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders.

Equity-Classified Common Stock Warrants

June 2023 Senior Note Warrants

In connection with the issuance of Senior Convertible Notes discussed in Note 8, the Company issued the Senior Note Warrants to purchase up to 287,972 shares of the Company's Common Stock pursuant to the June 12, 2023 Senior Note Purchase Agreement and 47,238 shares of Common Stock pursuant to the June 16, 2023 Senior Note Purchase Agreement. The Senior Note Warrants have an exercise price equal to $41.20 per share and expire on June 23, 2028.

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

Pre-Funded Warrants Modification — In February 2025, in connection with the Liqueous Settlement Agreement, as amended, the Company agreed to (i) modify 665,410 outstanding equity-classified Pre-Funded Warrants issued in connection with the Program during 2024, resulting in the issuance of 3,647,416 equity-classified pre-funded warrants outstanding immediately after the modification exercisable into Common Stock and (ii) modify the remaining 171,706 outstanding equity-classified Pre-Funded Warrants issued in connection with the Program during 2024, resulting in 9,360,888 pre-funded warrants outstanding immediately after the modification that were concurrently exercised into 9,360,888 shares of the Company's Common Stock for no additional cash consideration, as the modified pre-funded warrants had a nominal exercise price (the "Pre-Funded Warrants Modification"). As a result of the Liqueous Settlement Agreement, there will not be further issuances under the Program.

The Company accounted for the Pre-Funded Warrants Modification in accordance with ASC 815, Derivatives and Hedging, where the effect of a modification shall be measured as the difference between the fair value of the modified warrant and the fair value of the original warrant immediately before its terms are modified, with each measured on the modification date. As a result of the Pre-Funded Warrants Modification, which was not contemplated as a result of an equity or debt financing, but rather, as a settlement of any claims between the parties related to non-performance of obligations under certain previous agreements executed between the Company and Liqueous, the Company recorded (i) an increase to additional paid-in capital of $3,075,444 related to the incremental fair value of the modified Pre-Funded Warrants over the fair value of the original Pre-Funded Warrants, each measured on the modification date and (ii) a loss on settlement of an aggregate $2,026,380, which represents the incremental fair value of the modified Pre-Funded Warrants over the fair value of the original Pre-Funded Warrants, each measured on the modification date, less cash received or receivable related to the Liqueous Settlement Agreement of $1,050,000. The loss on settlement is recorded in loss on extinguishment of notes payable on the condensed consolidated statement of operations during the six months ended June 30, 2025.

In March 2025, the 3,647,416 outstanding warrants were exercised into 3,647,416 shares of Common Stock for no additional cash consideration, as the pre-funded warrants had a nominal exercise price.

August 2024 Warrants Issued with Junior Notes

As discussed in Note 8, in connection with the issuance of the August 2024 Convertible Notes, the Company issued an aggregate 19,892 warrants to a financial services firm as compensation for their services performed, the fair value of which was determined to be $40,657 and was recorded as a deferred financing cost and associated additional paid-in capital in the consolidated balance sheet, as the warrants were determined to be equity-classified. The warrants are exercisable through payment of an exercise price ranging from $2.18 to $3.18, subject to certain customary antidilution adjustments, at any time after issuance through the expiration date in August 2029.

NOTE 11. STANDBY EQUITY PURCHASE AGREEMENT

On May 30, 2025, the Company entered into the Standby Equity Purchase Agreement (as it may be amended from time to time, the “SEPA”) with YA II PN, LTD, a Cayman Islands exempt limited company (together with its successors or assigns, the “SEPA Investor”) pursuant to which the Company has the right to sell to the SEPA Investor up to $100 million of Common Stock (the “Commitment Amount”), subject to certain limitations and conditions set forth in the SEPA, from time to time during the term of the SEPA. The Company also agreed to register the resale of shares of Common Stock issued to the SEPA Investor pursuant to the SEPA. Sales of the shares of Common Stock to the SEPA Investor under the SEPA, and the timing of any such sales, are at the Company’s option, and the Company is under no obligation to sell any shares of Common Stock to the SEPA Investor under the SEPA.

Upon the satisfaction of the conditions to the SEPA Investor’s purchase obligation set forth in the SEPA, including having a registration statement registering the resale of the shares of Common Stock issuable under the SEPA declared effective by the SEC, the Company will have the right, but not the obligation, from time to time at its discretion, to direct the SEPA Investor to purchase a specified number of shares of Common Stock (an “Advance”) by delivering written notice to the SEPA Investor (an “Advance Notice”). On July 24, 2025, a registration statement was declared effective by the SEC allowing the SEPA Investor to resell up to 20 million shares of Common Stock. While there is no mandatory minimum amount for any Advance, it may not exceed 100% of the average of the daily traded amount during the five consecutive trading days immediately preceding an Advance Notice.

The shares of Common Stock purchased pursuant to an Advance will be purchased at a price equal to 97% of the lowest daily VWAP of the shares of Common Stock during the three consecutive trading days commencing on the date of the delivery of the Advance Notice, other than the daily VWAP on a day in which the daily VWAP is less than a minimum acceptable price as stated by the Company in the Advance Notice or there is no VWAP on the subject trading day, in which cases the size of the Advance may be reduced to account for such day(s) in which the daily VWAP is less than the applicable minimum acceptable price or there is no VWAP. The Company may establish a minimum acceptable price in each Advance Notice below which it will not be obligated to make any sales to the SEPA Investor.

Under applicable NYSE American rules and the terms of the SEPA, in no event may the Company issue to the SEPA Investor under the SEPA shares of Common Stock equal to greater than 19.99% of the shares of Common Stock outstanding immediately prior to the execution of the SEPA (the “SEPA Share Cap”), unless (i) the Company obtains stockholder approval to issue shares of Common Stock in excess of the SEPA Share Cap in accordance with applicable NYSE American rules, or (ii) the average price per share paid by the SEPA Investor for all of the shares of Common Stock that the Company directs the SEPA Investor to purchase from it pursuant to the SEPA, if any, equals or exceeds the lower of (a) the official closing price of the Common Stock on NYSE American immediately preceding the execution of the SEPA and (b) the average official closing price of the Common Stock on NYSE American for the five consecutive trading days immediately preceding the execution of the SEPA. On July 9, 2025, at the 2025 Annual Meeting, the Company's stockholders approved the issuance of shares pursuant to the SEPA in excess of the SEPA Share Cap. Moreover, in accordance with terms of the SEPA, the Company may not issue or sell any shares of Common Stock to the SEPA Investor under the SEPA which, when aggregated with all other shares of Common Stock then beneficially owned by the SEPA Investor and its affiliates (as calculated pursuant to Section 13(d) of the Exchange Act and Rule 13d-3 thereunder), would result in the SEPA Investor beneficially owning more than 4.99% of the then outstanding shares of Common Stock.

Actual sales of shares of Common Stock to the SEPA Investor under the SEPA will depend on a variety of factors to be determined by the Company from time to time, which may include, among other things, market conditions, the trading price of the Common Stock and determinations by the Company as to the appropriate sources of funding for its business and operations.

The SEPA will automatically terminate on the earlier of (i) the 36-month anniversary of the date of the SEPA and (ii) the date on which the SEPA Investor shall have made payment of Advances pursuant to the SEPA for Common Stock equal to the Commitment Amount. The Company has the right to terminate the SEPA at no cost or penalty upon five (5) trading days’ prior written notice to the SEPA Investor, provided that (i) there are no outstanding Advance Notices for which shares of Common Stock need to be issued and (ii) the Company has paid all amounts owed to the SEPA Investor pursuant to the SEPA.

The net proceeds payable to the Company under the SEPA will depend on the frequency and prices at which Common Stock is sold. The Company is required to use any proceeds received under the SEPA to pay outstanding principal and interest under the Yorkville Promissory Note (as defined and described in Note 8) until the Yorkville Promissory Note is paid in its entirety. After the Yorkville Promissory Note is repaid in full, the Company expects that proceeds received from such sales will be used primarily for working capital and general corporate purposes and for purposes of implementing its business plan focused on building a stable foundation for the future business.

Joseph Gunnar & Co., LLC acted as the sole placement agent for the private placement.

The SEPA is accounted for as a liability at fair value under ASC 815, as it includes an embedded put option and an embedded forward contract. The put option is recognized at inception, and the forward option is recognized upon issuance of notice for the sale of the Company's Common Stock. The fair value of the derivative liability related to the embedded put option is included within SEPA liability on the condensed consolidated balance sheet, and was estimated at $2,582,724 at inception of the agreement and $2,831,504 as of June 30, 2025, with changes in fair value recognized within change in fair value of SEPA liability on the condensed consolidated statements of operations. As of June 30, 2025, the embedded forward option was deemed to have no value as there were no notices for the sale of the Company's Common Stock.

As consideration for the SEPA Investor’s commitment to purchase the shares of Common Stock pursuant to the SEPA, the Company incurred (i) a structuring fee payable to the SEPA Investor in the amount of $25,000, (ii) a commitment fee payable to the SEPA Investor in Common Stock in an amount equal to 1% of the Commitment Amount, or $1,000,000, to be paid 50% on execution of the SEPA and 50% 90 days following the date of the SEPA and (iii) legal expenses of $50,000 related to the issuance of the SEPA. Such fees are included within SEPA fees and issuance costs on the condensed consolidated statements of operations for the three and six months ended June 30, 2025 and SEPA liability on the condensed consolidated balance sheet as of June 30, 2025. The 50% portion of the commitment fee payable that was owed at execution of the SEPA resulted in the issuance of 1,332,623 shares of Common Stock to the SEPA Investor during the second quarter of 2025. Additionally, on July 15, 2025, the Company issued the remaining 1,332,623 shares of Common Stock to the SEPA Investor.

During the three and six months ended June 30, 2025, no shares of Common Stock were sold pursuant to the SEPA, as the Company did not yet have a registration statement registering the resale of the shares of Common Stock issuable under the SEPA declared effective by the SEC.

NOTE 12. STOCK-BASED COMPENSATION

As of June 30, 2025, the Company had an active stock-based incentive compensation plan and an employee stock purchase plan: the 2022 Equity Incentive Plan (the “2022 Plan”) and the 2022 Employee Stock Purchase Plan (the “ESPP”). All new equity compensation grants are issued under these two plans; however, outstanding awards previously issued under inactive plans will continue to vest and remain exercisable in accordance with the terms of the respective plans.

The 2022 Plan provides for the grant of stock and stock-based awards including stock options, restricted stock, restricted stock units, performance awards, and stock appreciation rights. As of June 30, 2025, there were approximately 206,000 shares available for grant under the 2022 Plan and approximately 43,000 shares available for grant under the ESPP. Effective July 1, 2025, the shares available for grant under the 2022 Plan and the ESPP increased by 3,560,000 and 710,000 shares, respectively, in accordance with the terms of the respective plans.

Stock-Based Compensation Expense

Total stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations is classified as follows:

	Three months ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenue	$—	$119,880	$105,734	$245,512
Research and development	—	126,864	93,425	265,914
Selling and marketing	6,381	(280,124)	202,869	(199,199)
General and administrative	291,101	483,952	392,618	752,460
Total stock-based compensation expense	$297,482	$450,572	$794,646	$1,064,687

The Company’s stock-based compensation expense is based on the value of the portion of stock-based payment awards that are ultimately expected to vest. During the three months ended June 30, 2025 and 2024, stock-based compensation relating to stock-based awards granted to consultants was $22,127 and $41,217, respectively. During the six months ended June 30, 2025 and 2024, stock-based compensation relating to stock-based awards granted to consultants was $241,443 and $111,017, respectively.

Restricted Stock Units

The Company grants Restricted Stock Units ("RSUs") to its employees for their services with a liquidity event requirement. The RSUs granted to employees vest over a period of time from the grant date and are subject to the participants continuing service to the Company over the period. The following table shows a summary of the Company's RSUs outstanding as of June 30, 2025 and December 31, 2024 as well as activity the period then ended:

	RSUs
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2024	4,562	$223.07
RSUs vested	(1,869)	$223.21
RSUs forfeited	(275)	$36.42
Unvested at June 30, 2025	2,418	$244.19

The total grant date fair value of RSUs awarded was nil and $246,000 during the six months ended June 30, 2025 and 2024, respectively. The total grant date fair value of RSUs vested was $417,174 and $803,980 during the six months ended June 30, 2025 and 2024, respectively.

As of June 30, 2025, total unrecognized stock-based compensation costs related to RSUs were $590,446, which are expected to be recognized over a remaining weighted average period of 0.38 years. As of June 30, 2025, all of the outstanding RSUs are expected to vest.

Stock Options

The Company's outstanding stock options generally expire 10 years from the date of grant and are exercisable when the options vest, generally over four years, the majority of which vest at a rate of 25% on the first anniversary of the grant date, with the remainder vesting ratably each month over the next three years. A summary of stock option activity is as follows:

	Number of Stock Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2024	218,430	$40.80	7.1	$7,375.15
Options cancelled or forfeited	(82,919)	$23.99
Options outstanding at June 30, 2025	135,511	$51.08	4.6	$—
Options exercisable at June 30, 2025	95,254	$63.62	2.9	$—
Options vested and expected to vest at June 30, 2025	135,511	$51.08	4.6	$—

The weighted-average grant date fair value of options granted to employees and consultants was nil and $5.58 per share for the six months ended June 30, 2025 and 2024, respectively.

As of June 30, 2025, total unrecognized stock-based compensation cost related to stock options was $352,666, which is expected to be recognized over a weighted-average period of 2.31 years.

The Company estimates the fair value of the options utilizing the Black-Scholes option pricing model, which is subjective and dependent upon several variables, including expected option term, expected volatility of the Company’s share price over the expected term, expected risk-free interest rate over the expected option term, and expected dividend yield rate over the expected option term, and actual forfeiture rates. A summary of the weighted-average assumptions the Company utilized for option grants during the six months ended June 30, 2025 and 2024, respectively, are as follows:

	Six Months Ended June 30,
	2025	2024
Expected term (in years)	N/A	4.0
Expected volatility	N/A	47.8%
Risk-free interest rate	N/A	4.0%
Expected dividend yield	N/A	0.0%

Common Stock Issued for Services

During the first quarter of 2025, the Company entered into arrangements with non-employee consultants for services to be provided in exchange for (i) the required issuance of 3,830,189 shares of Common Stock, (a) 1,000,000 of which were equity-classified, with 500,000 of those shares relating to services previously provided and the remaining 500,000 shares relating to services to be provided over the term of the agreement, and (b) 2,830,189 of which were liability-classified, and for which all services have not yet been provided by the non-employee consultants, and (ii) the required quarterly issuance of a variable number of shares of Common Stock equal to $25,000, priced based on the average closing price of the Company's Common Stock for the previous five trading dates prior to issuance.

During the second quarter of 2025, the Company issued the 3,830,189 shares of Common Stock. As of June 30, 2025, the Company was required to issue 123,396 shares of Common Stock pursuant to the required quarterly issuances under the arrangement, which had not yet been issued as of June 30, 2025.

Equity-classified awards

Stock-based compensation expense for the equity-classified awards was recognized based on the fair value of the Company’s Common Stock on the date of grant over the requisite service period. For the three and six months ended June 30, 2025, the total stock-based compensation expense recognized for the equity-classified awards was $16,375 and $152,833, respectively. Additionally, as of June 30, 2025, as the non-employee consultants had not provided all services related to the 500,000 shares issued and the service term had not ended, $109,167 was recorded within prepaid expenses and other current assets on the condensed consolidated balance sheet, which will be amortized using the straight-line method to stock-based compensation expense over the remaining requisite service period.

Liability-classified awards

The liability-classified awards represented compensation for services to be provided over the term of the agreements and were measured based on a fixed monetary value to be paid to the non-employee consultants which will be settled by the issuance of a variable number of shares of Common Stock.

For the six months ended June 30, 2025, the total stock-based compensation expense recognized for the liability-classified awards was $50,000. As of June 30, 2025, $50,000 is included within accrued expenses on the condensed consolidated balance sheet related to the required quarterly issuance of Common Stock. Additionally, as of June 30, 2025, as the non-employee consultants had not provided all services related to the 2,830,189 shares issued and the service term had not ended, $600,000 was recorded within prepaid expenses and other current assets on the condensed consolidated balance sheet, which will be amortized using the straight-line method to stock-based compensation expense over the remaining requisite service period.

NOTE 13. INCOME TAX

Due to its current operating losses, the Company recorded zero income tax expense during the three and six months ended June 30, 2025 and 2024. During these periods, the Company’s activities were limited to U.S. federal and state tax jurisdictions, as it does not have any significant foreign operations.

Due to the Company’s history of cumulative losses and after considering all the available objective evidence, management concluded that it is not more likely than not that all of the Company’s net deferred tax assets will be realized in the future. Accordingly, the Company’s deferred tax assets, which include net operating loss (“NOL”) carryforwards and tax credits related primarily to research and development, continue to be subject to a valuation allowance as of June 30, 2025. The Company expects to continue to maintain a full valuation allowance until there is sufficient evidence to support recoverability of its deferred tax assets.

Utilization of the NOL carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended, and similar state provisions. Generally, in addition to certain entity reorganizations, the limitation applies when one or more "5-percent stockholders" increase their ownership, in the aggregate, by more than 50 percentage points over a 36-month time period testing period, or beginning the day after the most recent ownership change, if shorter. The Company has determined that a Section 382 change in ownership occurred during 2023. As a result of this change in ownership, we expect that certain of the Company's NOLs may not be utilized in the future to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. However, due to the full valuation allowance recorded as of June 30, 2025, the limitation does not affect the Company's results of operations for the periods presented.

On July 4, 2025, the One Big Beautiful Bill Act ("OBBB Act"), which includes a broad range of tax reform provisions, was signed into law in the United States and the Company continues to assess its impact. The Company currently does not expect the OBBB Act to have a material impact on its estimated annual effective tax rate in 2025.

NOTE 14. NET LOSS PER SHARE

Contingently issuable shares are included in basic and diluted earnings per share (“EPS") only when all specified contingencies other than time have been satisfied. Shares issuable in connection with the SEPA, excluding the shares issuable in connection with the remaining 50% of the unpaid SEPA commitment fee, are excluded from basic EPS because issuances are contingent on meeting price thresholds, volume limitations, and regulatory caps. As those contingencies were not satisfied as of June 30, 2025, no shares issuable under the SEPA were included in the denominator of basic EPS for the three and six months ended June 30, 2025.

Diluted EPS includes the dilutive effect of Common Stock equivalents and is computed using the weighted-average number of Common Stock and Common Stock equivalents outstanding during the reporting period. Diluted EPS for the three and six months ended June 30, 2025 and 2024 excluded Common Stock equivalents because the effect of their inclusion would be anti-dilutive or would decrease the reported loss per share. The following table sets forth securities outstanding that could potentially dilute the calculation of diluted earnings per share:

	Three and Six Months Ended June 30,
	2025	2024
Stock options outstanding	135,511	191,139
Junior Note Warrants	859,315	550,000
Public Warrants	417,770	417,770
June 2023 Senior Note Warrants	335,210	335,210
August 2024 Warrants Issued with Junior Notes	19,892	—
Pre-funded warrants	—	171,706
Unvested restricted stock units	2,418	10,275
If-converted Common Stock from Series A Preferred Stock(1)	109,445	119,445
If-converted Common Stock from convertible notes	23,297,870	265,042
Total	25,177,431	2,060,587

(1)
Assumed that all shares of Series A Preferred Stock were converted into Common Stock at a conversion rate equal to $0.25 divided by $5.00, representing the maximum number of shares issuable to holders of Series A Preferred Stock.

NOTE 15. SEGMENT REPORTING

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

The following table shows a reconciliation of the Company’s net loss, including the significant expense categories regularly provided to and reviewed by the CODM, as computed under U.S. GAAP, to the Company’s total net loss in the condensed consolidated statements of operations:

	Three months ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Revenue	$—	$49,278	$—	$142,827
Cost of revenue:
Materials	11,870	12,789	16,463	50,160
Direct labor	(1,408)	441,762	151,708	934,658
Direct job costs	(15,000)	148,364	(48,273)	243,748
Overhead	—	130,811	111,281	362,116
Total cost of revenue	(4,538)	733,726	231,179	1,590,682
Gross margin	4,538	(684,448)	(231,179)	(1,447,855)
Operating expenses:
Research and development	—	683,381	184,563	1,449,876
Selling and marketing	526,996	(73,070)	1,070,333	272,520
General and administrative	4,095,229	1,940,448	6,174,034	4,593,243
Total operating expenses	4,622,225	2,550,759	7,428,930	6,315,639
Other segment items (1)	(7,607,288)	(9,403,676)	(21,176,291)	(10,580,487)
Segment net loss	$(12,224,975)	$(12,638,883)	$(28,836,400)	$(18,343,981)
(1)
Other segment items consist of interest income, interest expense, change in fair value of warrant liabilities, change in fair value of derivative liability, change in fair value of notes payable, loss on issuance of notes payable, loss on extinguishment of notes payable, gain on sale of intellectual property intangible assets, loss on impairment of inventories, property and equipment and operating lease right-of-use asset, interest expense recognized on remeasurement of preferred stock liability and other gain (loss), net.

NOTE 16. SUBSEQUENT EVENTS

Annual Meeting of Stockholders

On July 9, 2025, at the 2025 Annual Meeting, the Company's stockholders approved, among other things, (i) an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock from 250,000,000 shares to 900,000,000 shares, (ii) the effectuation of one or more reverse stock splits of the Company’s issued and outstanding common stock during the 12-months following the approval of the proposal, (iii) for purposes of complying with the NYSE American listing rules, the issuance of Common Stock in excess of 19.99% of the Company’s outstanding common stock (the “Share Cap”) in connection with Indigo Capital Convertible Notes, (iv) for purposes of complying with the NYSE American listing rules, the issuance of Common Stock in excess of the Share Cap of up to $100 million of securities in connection with the SEPA, and (v) the issuance of up to $100 million of securities in one or more non-public offerings where the maximum discount at which securities may be offered may be equivalent to a discount of up to 30% to the market price of the Common Stock. On July 22, 2025, the Company filed a Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company with the Delaware Secretary of State, increasing the number of shares of stock that the Company has the authority to issue to 950,000,000 shares, of which 900,000,000 shares are Common Stock and 50,000,000 shares are Preferred Stock.

Convertible Debt

On July 16, 2025, the Company, in exchange for a capital infusion of $150,000, issued to Indigo a $150,000 face amount unsecured, convertible note (the “July Indigo Capital Convertible Note”). The July Indigo Capital Convertible Note bears no interest for so long as it is not in default and has a July 15, 2026 maturity date and a conversion price equal to 80% of the lowest VWAP during the 5 days prior to the conversion date.

On July 21, 2025, the Company entered into a Securities Purchase Agreement with Diagonal, pursuant to which, in exchange for a capital infusion of $157,000, the Company issued to Diagonal a $172,700 face amount convertible promissory note (the “July Diagonal Convertible Note”). The July Diagonal Convertible Note bears interest at 10% and has a maturity date of April 30, 2026. Beginning 180 days after the issuance date, the July Diagonal Convertible Note may be converted into common stock for a conversion price equal to a discount of 25% to the lowest trading price during the ten days prior to the conversion date.

Issuances of Common Stock on conversion of the July Indigo Capital Convertible Note and the July Diagonal Convertible Note are limited to an amount equal to 19.9% of the outstanding Common Stock as of the date of execution, until such time as the transaction is approved by stockholders, and may not result in Indigo’s or Diagonal’s holding more than 9.9% and 4.99%, respectively, of the Company’s outstanding Common Stock at any time. The July Indigo Capital

Convertible Note and the July Diagonal Convertible Note are also subordinate to the currently outstanding Series A Preferred Stock, solely with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company.

The foregoing transaction documents contain customary representations, warranties, and covenants, including customary events of default including, but not limited to, failure to pay amounts due when required, default in covenants, and bankruptcy events.

3(a)(10) Claims Settlement

On July 17, 2025, the Company and Silverback Capital Corporation (“Silverback”) agreed to settle outstanding claims in an amount of not less than $5,662,479 (the “Claims”) owed to Silverback in exchange for a settlement amount payable in shares of Common Stock (the “Settlement Shares”), subject to court approval. The Settlement Shares are priced in an amount equal to the last trading price of Common Stock on July 17, 2025 (the “Closing Price”), which was $0.3070; provided that, if the sale price of Common Stock drops below the Closing Price, the purchase price of the Settlement Shares will be the lower of (i) the Closing Price or (ii) 75% multiplied by the average of the three lowest traded prices during the fifteen day trading period preceding the share request made by Silverback, subject to other terms of the Settlement. Under the Settlement terms, Silverback may not hold more than 4.99% of issued and outstanding Common Stock at any time. The Claims include bona fide, outstanding, and unpaid creditor claims that Silverback acquired from the Company’s creditors and agreed to exchange for shares of Common Stock in a state court-approved transaction, in compliance with the terms of Section 3(a)(10) of the Securities Act. The Company also agreed to issue 400,000 shares of Common Stock as a settlement fee. The settlement was approved by the state court on July 30, 2025, after a fairness hearing pursuant to the requirements of Section 3(a)(10) of the Securities Act.

NYSE Regulation Notice of Noncompliance

On July 22, 2025, the NYSE notified the Company that it had accepted the Company’s plan outlining definitive actions that the Company has taken or will take to regain compliance with NYSE’s continued listing standards (the “Compliance Plan”) and granted a plan period through October 29, 2026 (the “Plan Period”).

As previously reported, on April 29, 2025, the Company received a Notice of Noncompliance (the “Notice”) from NYSE Regulation indicating that the Company was not in compliance with Section 1003(a)(i) of the Company Guide since it reported a stockholders’ deficit of $(37.8) million at December 31, 2024 and has had losses in the two most recent fiscal years.

The NYSE will review the Company periodically for compliance with the Compliance Plan. If the Company is not in compliance with the continued listing standards by October 29, 2026, or if the Company does not make progress consistent with the Compliance Plan during the Plan Period, the NYSE American may initiate delisting proceedings as appropriate. However, the Company may appeal a staff delisting determination in accordance with the Company Guide.

NYSE’s acceptance of the Compliance Plan has no immediate effect on the listing or trading of the Company’s securities and the Company’s Common Stock will continue to trade on the NYSE American under the symbol “BURU” during the Plan Period with the designation of “.BC” to indicate that the Company is not in compliance with the NYSE American’s continued listing standards.

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

Unless otherwise indicated, references in this section to “Nuburu,” “we,” “us,” “our” and the “Company” refer to Nuburu, Inc. and its consolidated subsidiary, Nuburu Subsidiary, Inc. Defined terms used herein and not otherwise defined are as defined in Part I, Item 1 of this Quarterly Report.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

We have not yet achieved commercialization and expect continued losses until we can do so. We must rely on capital from investors to support our operations. During 2024 and the first half of 2025, management negotiated several funding agreements with multiple investors. However, the Company has not received the funding necessary to maintain operations or implement its business plan. Given the lack of sufficient funding, management initiated measures designed to reduce costs, which included implementing a furlough of employees. In response to the furloughs and financing challenges, several key employees have resigned entirely.

We generated total revenue of nil and $49,278 and had net losses of $12,224,975 and $12,638,883 during the three months ended June 30, 2025 and 2024, respectively, and generated total revenue of nil and $142,827 and had net losses of $28,836,400 and $18,343,981 during the six months ended June 30, 2025 and 2024, respectively.

The operating loss for the six months ended June 30, 2025 included $10,398,050 of non-cash interest expense recognized on remeasurement of the preferred stock liability. For additional information on this interest expense, see Note 9 to the condensed consolidated financial statements.

We expect to incur significant expenses and operating losses for the foreseeable future, as we:

•
devote substantial resources to implement a business plan focused on building a stable foundation for the future business (the "Transformation Plan") and related acquisitions; and
•
operate as a public company.

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

Recent Developments and Financing Transactions

Inventory, Property and Equipment and Right-of-Use Asset Impairment

During the first quarter of 2025, in connection with our default under our lease and a default judgment obtained by the landlord against us, we (i) wrote down our inventory to a net realizable value of zero, (ii) wrote down the carrying value of our property and equipment, all of which was at the leased location, to a net book value of zero, and (iii) fully impaired the right-of-use asset associated with this lease, as we could no longer use the leased premises. For additional information, see Notes 1 and 3 to the condensed consolidated financial statements.

NYSE Regulation Notice of Noncompliance

On April 29, 2025, we received a Notice of Noncompliance (the “Notice”) from NYSE Regulation indicating that we were not in compliance with Section 1003(a)(i) of the NYSE American LLC Company Guide (the “Company Guide”), which requires a company to maintain stockholders’ equity of $2.0 million or more if it has reported losses from continuing operations or net losses in two of its three most recent fiscal years. The Notice had no immediate effect on the listing or trading of our securities and our Common Stock continues to trade on the NYSE American under the symbol “BURU” with the designation of “.BC” to indicate that we are not in compliance with the NYSE American’s continued listing standards.

As required by the Company Guide, on May 29, 2025, we submitted a detailed plan to NYSE Regulation advising of actions we have taken or will take to regain compliance with the continued listing standards (the “Compliance Plan”) by the compliance deadline of October 29, 2026, which includes the implementation of our previously announced Transformation Plan. On July 22, 2025, the NYSE American notified us that it had accepted our Compliance Plan and granted a plan period through October 29, 2026 (the “Plan Period”). NYSE American will review us periodically for compliance with the Compliance Plan. If we are not in compliance with the continued listing standards by October 29, 2026, or if we do not make progress consistent with the Compliance Plan during the Plan Period, NYSE American may initiate delisting proceedings as appropriate. However, we may appeal a staff delisting determination in accordance with the Company Guide.

We believe that, upon consummation of certain of the transactions that we have recently announced, we will be able to regain compliance. However, such transactions are subject to regulatory approvals, stockholder approval, and other closing conditions and, as a result, may not be consummated. Even if consummated, such transactions may not achieve the anticipated results or benefits to us.

NYSE American Delisting and Reinstatement

On June 13, 2024, NYSE American LLC announced that it had determined to commence proceedings to delist our Common Stock. Trading of our stock on NYSE American was immediately suspended and we commenced trading on the over-the-counter market.

On July 29, 2024, we received a notification from NYSE American informing us that we had resolved the continued listing deficiency with respect to low selling price as described in Section 1003(f)(v) of the NYSE American Company Guide. As a result, the staff of NYSE Regulation withdrew its delisting determination and lifted the trading suspension on our Common Stock. The Common Stock re-commenced trading on NYSE American on Friday, August 2, 2024 under the symbol “BURU.”

Reverse Stock Split

On February 22, 2024, we held a special meeting of stockholders where stockholders approved proposals to authorize the Company to effect a reverse stock split of our issued and outstanding Common Stock within a range from 1-for 30 to 1-for-75, with the exact ratio of the reverse stock split to be determined by our board of directors. On July 23, 2024, we effected a 1-for-40 reverse stock split (the "Reverse Stock Split").

SFE EI Senior Note Settlement Agreement and Company Funding

On January 13, 2025, we entered into a letter agreement with S.F.E. Equity Investments SARL (“SFE EI”), pursuant to which SFE EI agreed to engage in efforts and commit capital to finance the operations of the Company for the next twelve months pursuant to the Transformation Plan. In connection with the Transformation Plan, we agreed to certain governance changes.

Trumar Commitment Letter

On February 19, 2025, we entered into a commitment letter with Trumar Capital LLC ("TCEI") to acquire: (i) a license of certain technology that would allow us to expand our existing business within the defense sector; (ii) a controlling interest in a defense-tech company that specializes in the design, production, and outfitting of a diverse range of vehicles, including industrial and military applications, as well as electronic devices for defense and security, advanced telecommunications, and tracking systems; and (iii) a controlling interest in a Software as a Service (SaaS) startup focused on operational resilience.

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

Standby Equity Purchase Agreement

On May 30, 2025, we entered into the Standby Equity Purchase Agreement (as it may be amended from time to time, the “SEPA”) with YA II PN, LTD, a Cayman Islands exempt limited company (together with its successors or assigns, the “SEPA Investor”) pursuant to which we have the right to sell to the SEPA Investor up to $100 million of Common Stock (the “Commitment Amount”), subject to certain limitations and conditions set forth in the SEPA, from time to time during the term of the SEPA. Sales under the SEPA are made through Advance Notices submitted by us, with each advance priced at 97% of the lowest daily VWAP over the three trading days following the notice, subject to volume and pricing limitations. We are not obligated to make any sales under the SEPA. Pursuant to NYSE American rules and the SEPA, we may not issue to the SEPA Investor shares exceeding 19.99% of the outstanding Common Stock as of the SEPA’s effective date (the “Share Cap”) unless shareholder approval is obtained or specified pricing thresholds are met. At our Annual Meeting of Stockholders held on July 9, 2025 (the “2025 Annual Meeting”), our stockholders approved issuances of shares of Common Stock to the SEPA Investor in excess of the Share Cap. Additionally, the SEPA Investor’s beneficial ownership is capped at 4.99%. The SEPA will terminate on the earlier of 36 months from execution or full utilization of the Commitment Amount, and may be terminated earlier by us with five trading days’ written notice, subject to certain conditions.

As consideration for the SEPA Investor’s commitment to purchase the shares of Common Stock pursuant to the SEPA, we incurred (i) a structuring fee payable to the SEPA Investor in the amount of $25,000 and (ii) a commitment fee payable to the SEPA Investor in Common Stock in an amount equal to 1% of the Commitment Amount, or $1,000,000, to be paid 50% on execution of the SEPA and 50% 90 days following the date of the SEPA. Such fees are included within deferred financing costs on the condensed consolidated balance sheet as of June 30, 2025, and will be recorded as a reduction to additional paid-in capital as shares of Common Stock under the SEPA are issued. Additionally, we incurred legal expenses of $50,000 related to the issuance of the SEPA, which are included within other gain (loss), net on the condensed consolidated statements of operations for the three and six months ended June 30, 2025. The 50% portion of the commitment fee payable that was owed at execution of the SEPA resulted in the issuance of 1,332,623 shares of Common Stock to the SEPA Investor during the second quarter of 2025.

During the three and six months ended June 30, 2025, no shares of Common Stock were sold pursuant to the SEPA, as the Company did not yet have a registration statement registering the resale of the shares of Common Stock issuable under the SEPA declared effective by the SEC. On July 24, 2025, a registration statement was declared effective by the SEC allowing the SEPA Investor to resell up to 20 million shares of Common Stock.

For additional information regarding the SEPA, see Note 11 to the condensed consolidated financial statements.

Convertible Note Receivable

On March 14, 2025, we entered into a convertible facility with Supply@ME Capital Plc (“SYME”) to loan SYME up to $5.15 million (the “Convertible Note Receivable”). SYME is a fintech platform focused on Inventory Monetisation© solutions for manufacturing and trading companies, of which $650,000 was funded under the Convertible Note Receivable as of June 30, 2025, with full funding expected to occur by the end of the third quarter of 2025. For additional information, see Note 5 to the condensed consolidated financial statements.

Liqueous Settlement Agreement

In January 2025 and April 2025, in connection with a settlement and mutual release agreement entered into between Liqueous LP (“Liqueous”) and us (the "Liqueous Settlement Agreement"), as amended, the parties provided an immediate mutual release of claims and obligations through payments from Liqueous to us in an aggregate $1,450,000, of which $1,000,000 was paid during the first quarter of 2025. Such payment was made in connection with the issuance of the remaining 9,186,581 shares issued to extinguish an aggregate $411,865 of principal and accrued interest under the Junior Notes and, accordingly, reduced the loss on extinguishment of notes payable recorded in the six months ended June 30, 2025. In April 2025, we received $300,000 of the remaining $450,000 agreed upon under the Liqueous Settlement Agreement, which was recorded with other income (loss), net as a gain on settlement during the three and six months ended June 30, 2025. For additional information, see Note 6 to the condensed consolidated financial statements.

In the first quarter of 2025, in connection with the Liqueous Settlement Agreement, as amended, we agreed to (i) modify 665,410 outstanding equity-classified Pre-Funded Warrants issued in connection with its Pre-Funded Warrant Purchase Program during 2024, resulting in the issuance of 3,647,416 equity-classified pre-funded warrants outstanding immediately after the modification exercisable into Common Stock and (ii) modify the remaining 171,706 outstanding equity-classified Pre-Funded Warrants issued in connection with the Program during 2024, resulting in 9,360,888 pre-funded warrants outstanding immediately after the modification that were concurrently exercised into 9,360,888 shares of Common Stock of the Company for no additional cash consideration, as the modified pre-funded warrants had a nominal exercise price (the "Pre-Funded Warrants Modification"). The 3,647,416 outstanding warrants were exercised into 3,647,416 shares of Common Stock for no additional cash consideration, as the pre-funded warrants had a nominal exercise price. Additionally, we agreed to issue 6,406,225 pre-funded warrants exercisable into Common Stock, which included a nominal exercise price, to extinguish the Liqueous Obligation,, as defined and described in Note 8 to the condensed consolidated financial statements, which, was amended in April 2025 through an additional amendment to the Liqueous Settlement Agreement, whereby we agreed to settle the Liqueous Obligation through the issuance of 9,090,959 shares of Common Stock. As the Common Stock was not yet issued as of June 30, 2025, we continued to remain legally obligated under the terms of the Liqueous Obligation as of June 30, 2025.

For additional information, see Notes 8 and 10 to the condensed consolidated financial statements.

Indigo Capital Convertible Notes, Agile Note, Diagonal Convertible Note, Boot Convertible Note, Brick Lane Convertible Notes, Bomore Convertible Notes, Torcross Convertible Notes and Yorkville Promissory Note

During the first and second quarter of 2025, we entered into certain convertible notes with various third parties. For additional information, see Note 8 to the condensed consolidated financial statements.

Junior Notes, Senior Notes, August 2024 Convertible Notes and Foreclosure Collateral Sale

During the first quarter of 2025, we fully extinguished our (i) Junior Notes and Senior Notes in connection with certain conversions and as part of a foreclosure process initiated by certain investors (the “Foreclosure”) and (ii) August 2024 Convertible Notes (each as defined and described in Note 8 to the condensed consolidated financial statements). For additional information, see Note 8 to the condensed consolidated financial statements.

Master Agreement with Liqueous

On October 1, 2024, we entered into the Master Agreement with Liqueous pursuant to which we and Liqueous established a strategic financing framework for short-term and long-term financing for the Company. The Master Agreement provided for: (i) an immediate capital infusion from Liqueous of $3.0 million at the current market price, (ii) subsequent weekly capital infusions of $1,250,000 at market price until an additional $10 million has been invested; (iii) the acquisition and conversion of certain outstanding notes, with each $1.00 of debt converted into $2.00 of Common Stock at market price; (iv) an adjustment to current market price of certain outstanding pre-funded warrants held by Liqueous having a current cash value of approximately $2.2 million; and (v) the implementation of a $50 million equity line of credit ("ELOC") pursuant to which we may require Liqueous to purchase Common Stock from time-to-time in the amounts and for the prices determined in accordance with the terms of the ELOC. Following the Liqueous Settlement Agreement, as amended, the ELOC will not be implemented and no additional equity will be sold to Liqueous, other than as set forth in the Liqueous Settlement Agreement, as amended.

Components of Statements of Operations

Revenue

Revenue consists of revenue recognized from sales and installation services of high-powered lasers. We have customers in the United States, Europe and Asia. In all sales arrangements, revenue is recognized when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration we expect to be entitled to receive in exchange for those goods or services.

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

Operating Expenses

As described above, during 2024, management initiated measures designed to reduce costs, which included implementing a furlough of employees. This significantly impacted commercialization and operations, particularly in the second half of 2024 and continuing in 2025.

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

Change in Fair Value of Convertible Note Receivable

Change in fair value of convertible note receivable relates to the unrealized gain or loss resulting from the change in fair value of the Convertible Note Receivable for which the fair value option has been elected. This amount reflects the remeasurement of the asset to its current fair value as of the reporting date.

Change in Fair Value of Notes Payable

Change in fair value of notes payable relates to the unrealized gain or loss resulting from the change in fair value of debt instruments for which the fair value option has been elected. This amount reflects the remeasurement of such liabilities to their current fair value as of the reporting date.

Change in Fair Value of SEPA Liability

Change in fair value of SEPA liability relates to the unrealized gain or loss resulting from the change in the fair value of the SEPA liability, which includes (i) the fair value related to the unissued shares for the commitment fee and (ii) the fair value of the put option.

Loss on Issuance of Notes Payable

Loss on issuance of notes payable relates to the excess of the initial fair value of certain debt instruments accounted for under the fair value option over the proceeds received.

Loss on Issuance of SEPA

Loss on issuance of SEPA relates to the initial fair value of the SEPA put right at inception of the SEPA on May 30, 2025.

Loss on Extinguishment of Notes Payable

Loss on extinguishment of notes payable consists of losses incurred to extinguish debt during the periods presented due to (i) the reacquisition value of the debt exceeding its carrying amount and (ii) the sale of collateral. Refer to Note 8 in the condensed consolidated financial statements included for additional information.

SEPA fees and issuance costs

SEPA fees and issuance costs relates to fees and issuance costs incurred in connection with the SEPA. For additional information regarding the SEPA, see Note 11 to the condensed consolidated financial statements.

Gain on Sale of Intellectual Property Intangible Assets

Gain on sale of intellectual property intangible assets primarily relates to the sale of collateral to the lenders holding both the outstanding Senior Convertible Notes and Junior Notes in exchange for a full discharge and extinguishment of our Junior Notes and Senior Convertible Notes, as further described in Note 8 in the condensed consolidated financial statements.

Loss on Impairment of Inventories, Property and Equipment and Operating Lease Right-of-Use Asset

Loss on impairment of inventories, property and equipment and operating lease right-of-use asset relates to write-downs and impairments recorded on our inventories, property and equipment and right-of-use-asset in connection with our default under our lease, and ultimate judgment obtained by the Landlord, in April 2025. For additional information, see Notes 1, 3 and 6 to the condensed consolidated financial statements.

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

Results of Operations

Comparison of the three months ended June 30, 2025 and 2024

The following table sets forth our operations for the periods presented:

	Three Months Ended June 30,
	2025	2024	$ Change

Revenue	$—	$49,278	$(49,278)
Cost of revenue	(4,538)	733,726	(738,264)
Gross margin	4,538	(684,448)	688,986
Operating expenses:
Research and development	—	683,381	(683,381)
Selling and marketing	526,996	(73,070)	600,066
General and administrative	4,095,229	1,940,448	2,154,781
Total operating expenses	4,622,225	2,550,759	2,071,466
Loss from operations	(4,617,687)	(3,235,207)	(1,382,480)
Non-operating income (loss):
Interest income	19,194	4,741	14,453
Interest expense	(160,952)	(1,115,953)	955,001
Change in fair value of warrant liabilities	(16,986)	1,783,201	(1,800,187)
Change in fair value of convertible note receivable	(11,400)	—	(11,400)
Change in fair value of notes payable	(1,422,895)	—	(1,422,895)
Change in fair value of SEPA liability	(260,507)	—	(260,507)
Loss on issuance of notes payable	(766,296)	—	(766,296)
Loss on issuance of SEPA	(2,582,724)	—	(2,582,724)
Loss on extinguishment of notes payable	(1,375,819)	(10,293,834)	8,918,015
SEPA fees and issuance costs	(1,075,000)	—	(1,075,000)
Other gain (loss), net	46,097	218,169	(172,072)
Loss before provision for income taxes	(12,224,975)	(12,638,883)	413,908
Provision for income taxes	—	—	—
Net loss	$(12,224,975)	$(12,638,883)	$413,908

Revenue. Revenue decreased $49,278 during the three months ended June 30, 2025 compared to the same period in 2024. This decrease is primarily due to the measures implemented by management during 2024 and continued into the first half of 2025, designed to reduce costs, which included implementing a furlough of employees that significantly impacted commercialization and operations.

Cost of Revenue. Cost of revenue decreased $738,264 during the three months ended June 30, 2025 compared to the same period in 2024. This decrease is primarily due to a period-over-period decrease of approximately (i) $606,000 of direct labor and job costs and (ii) $131,000 in overhead, due to decreased production of the laser systems related to the measures implemented by management during 2024 designed to reduce costs, which included implementing a furlough of employees that significantly impacted commercialization and operations and has had a continued impact into the second quarter of 2025.

Research and Development. Research and development expenses decreased $683,381 during the three months ended June 30, 2025 compared to the same period in 2024. This decrease is primarily due to decreases in (i) personnel costs of approximately $449,000, due primarily to the furlough of research and development employees as part of the cost reduction measures instituted by management which began during 2024 and continued into 2025, (ii) spend on the BLTM series of approximately $48,000, (iii) depreciation expense of approximately $41,000, due to the write-down of property and equipment to a net book value of zero during the first quarter of 2025, and (iv) stock-based compensation expense of approximately $127,000, due primarily to the furlough of research and development employees as part of the cost reduction measures instituted by management discussed above. For additional information on the write-down of property and equipment, see Notes 1 and 3 to the condensed consolidated financial statements.

Selling and Marketing. Selling and marketing expenses increased $600,066 during the three months ended June 30, 2025 compared to the same period in 2024. This increase is primarily due to increases in (i) professional and consulting related expenses of approximately $370,000, (ii) stock-based compensation expense of approximately $282,000, primarily related to the forfeiture of an employee's unvested awards upon his resignation in April 2024 that resulted in a large reversal of expense in the second quarter of 2024, and (iii) marketing expenses of approximately $150,000, partially offset by decreases in (iv) payroll expenses of approximately $166,000, primarily as a result of the cost reduction measures instituted by management which began during 2024 and continued into 2025, and (v) depreciation expense of approximately $48,000, due to the write-down of property and equipment to a net book value of zero during the first quarter of 2025. For additional information on the write-down of property and equipment, see Notes 1 and 3 to the condensed consolidated financial statements.

General and Administrative. General and administrative expenses increased $2,154,781 during the three months ended June 30, 2025 compared to the same period in 2024. This increase is primarily driven by increases in (i) accounting and audit services of approximately $1,200,000, (ii) professional and consulting services of approximately $702,000 (iii) acquisition-related expenses of approximately $735,000, and (iv) board of director fees of approximately $125,000, partially offset by decreases in (v) stock-based compensation expense of approximately $188,000, due primarily to the cost reduction measures instituted by management which began during 2024 and continued into 2025, (vi) rent expense of approximately $160,000, due to the termination of the Company’s operating lease agreement (see Note 6 for additional information) and (vii) personnel costs of approximately $148,000, primarily as a result of the cost reduction measures instituted by management which began during 2024 and continued into 2025.

Interest Expense. Interest expense decreased $955,001 during the three months ended June 30, 2025 compared to the same period in 2024, primarily due to lower interest-bearing debt balances. Interest expense during the three months ended June 30, 2025 was comprised primarily of interest accrued on the Agile Note and the Liqueous Obligation. Refer to Note 8 in the condensed consolidated financial statements included herein for additional information on our debt obligations.

Change in Fair Value of Warrant Liabilities. We recorded a loss of $16,986 during the three months ended June 30, 2025, which largely resulted from an increase in the Company's share price between March 31, 2025 and June 30, 2025. We recorded a gain of $1,783,201 in the second quarter of 2024, which resulted from the decrease in the fair value of the Junior Note Warrants between March 31, 2024 and June 30, 2024.

Change in Fair Value of Convertible Note Receivable. We recorded a gain of $11,400 during the three months ended June 30, 2025, which relates to the increase in fair value of the Convertible Note Receivable, primarily due to a decrease in the Company's stock price and remaining term to maturity. For additional information, see Note 5 to the condensed consolidated financial statements.

Change in Fair Value of Notes Payable. We recorded a loss of $1,422,895 during the three months ended June 30, 2025, which primarily relates to an increase in fair value of $1,160,158 of the Indigo Capital Convertible Notes upon conversion of contractual principal of $725,000, largely due to an increase in the Company's share price from March 31, 2025 through the conversion date in May 2025. For additional information, see Note 8 to the condensed consolidated financial statements.

Change in Fair Value of SEPA Liability. We recorded a loss of $260,507 during the three months ended June 30, 2025 related to the increase in the fair value of the SEPA liability, primarily due to the increase in the fair value of the put option.

Loss on Issuance of Notes Payable. We recorded a loss of $766,296 during the three months ended June 30, 2025, primarily related to an aggregate excess of $617,693 in the initial fair value of certain of the Indigo Capital Convertible Notes, Diagonal Convertible Notes, and Brick Lane Convertible Notes over the proceeds received.

Loss on Issuance of SEPA. We recorded a loss of $2,582,724 during the three months ended June 30, 2025 related to the initial fair value of the SEPA put option at inception of the SEPA on May 30, 2025. For additional information regarding the SEPA, see Note 11 to the condensed consolidated financial statements.

Loss on Extinguishment of Notes Payable. We recorded a loss on the extinguishment of notes payable of $1,375,819 during the three months ended June 30, 2025, which primarily comprises (i) $1,071,997 related to the excess of the fair value of the Brick Lane Exchange Convertible Note at issuance and the carrying value of the 100,000 shares of the Company's outstanding Series A Preferred Stock that was extinguished, (ii) $163,500 related to the issuance of the April Indigo Capital Exchange Convertible Note in exchange for the extinguishment of an existing unsecured promissory note of the Company with a carrying value of $2,108,523, and (iii) $140,323 related to the excess of the fair value of the Bomore Exchange Convertible Note at issuance and the carrying value of the 100,000 shares of the Company's outstanding Series A Preferred Stock that was extinguished. For further information, see Note 8 to the condensed consolidated financial statements.

In the second quarter of 2024, we issued 2,248,312 shares to noteholders to extinguish $4.0 million of principal of Senior Notes and Junior Notes, as well as $106,050 of interest accrued on the Senior Notes. The reacquisition value of the debt was higher than the related carrying value, and thus resulted in a loss on debt extinguishment of $10,346,108 for the three months ended June 30, 2024.

SEPA Fees and Issuance Costs. We recorded $1,075,000 of SEPA fees and issuance costs during the three months ended June 30, 2025, which relates to (i) a structuring fee payable to the SEPA Investor in the amount of $25,000, (ii) a commitment fee payable to the SEPA Investor in Common Stock in an amount equal to 1% of the Commitment Amount, or $1,000,000, to be paid 50% on execution of the SEPA, which resulted in the issuance of 1,332,623 shares of Common Stock to the SEPA Investor during the second quarter of 2025, and 50% 90 days following the date of the SEPA and (iii) legal expenses of $50,000 related to the issuance of the SEPA. For additional information regarding the SEPA, see Note 11 to the condensed consolidated financial statements.

Comparison of the six months ended June 30, 2025 and 2024

The following tables set forth our operations for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024	$ Change

Revenue	$—	$142,827	$(142,827)
Cost of revenue	231,179	1,590,682	(1,359,503)
Gross margin	(231,179)	(1,447,855)	1,216,676
Operating expenses:
Research and development	184,563	1,449,876	(1,265,313)
Selling and marketing	1,070,333	272,520	797,813
General and administrative	6,174,034	4,593,243	1,580,791
Total operating expenses	7,428,930	6,315,639	1,113,291
Loss from operations	(7,660,109)	(7,763,494)	103,385
Non-operating income (loss):
Interest income	26,579	16,481	10,098
Interest expense	(354,432)	(2,307,815)	1,953,383
Change in fair value of warrant liabilities	110,314	1,786,512	(1,676,198)
Change in fair value of derivative liability	37,900	—	37,900
Change in fair value of convertible note receivable	(11,400)	—	(11,400)
Change in fair value of notes payable	(1,166,373)	—	(1,166,373)
Change in fair value of SEPA liability	(260,507)	—	(260,507)
Loss on issuance of notes payable	(1,474,096)	—	(1,474,096)
Loss on issuance of SEPA	(2,582,724)	—	(2,582,724)
Loss on extinguishment of notes payable	(6,873,335)	(10,293,834)	3,420,499
SEPA fees and issuance costs	(1,075,000)	—	(1,075,000)
Gain on sale of intellectual property intangible assets	8,961,872	—	8,961,872
Loss on impairment of inventories, property and equipment and operating lease right-of-use asset	(6,064,823)	—	(6,064,823)
Interest expense recognized on remeasurement of preferred stock liability	(10,398,050)	—	(10,398,050)
Other gain (loss), net	(52,216)	218,169	(270,385)
Loss before provision for income taxes	(28,836,400)	(18,343,981)	(10,492,419)
Provision for income taxes	—	—	—
Net loss	$(28,836,400)	$(18,343,981)	$(10,492,419)

Revenue. Revenue decreased $142,827 during the six months ended June 30, 2025 compared to the same period in 2024. This decrease is primarily due to the measures implemented by management during 2024 and continued into the first half of 2025, designed to reduce costs, which included implementing a furlough of employees that significantly impacted commercialization and operations.

Cost of Revenue. Cost of revenue decreased $1,359,503 during the six months ended June 30, 2025 compared to the same period in 2024. This decrease is primarily due to a period-over-period decrease of approximately (i) $1,075,000 of direct labor and job costs and (ii) $251,000 in overhead, due to decreased production of the laser systems related to the measures implemented by management during 2024 designed to reduce costs, which included implementing a furlough of employees that significantly impacted commercialization and operations and has had a continued impact into the first two quarters of 2025.

Research and Development. Research and development expenses decreased $1,265,313 during the six months ended June 30, 2025 compared to the same period in 2024. This decrease is primarily due to decreases in (i) personnel costs of approximately $851,000, due primarily to the furlough of research and development employees as part of the cost reduction measures instituted by management which began during 2024 and continued into 2025, (ii) spend on the BLTM series of approximately $138,000, (iii) stock-based compensation expenses of approximately $173,000, due primarily to the furlough of research and development employees as part of the cost reduction measures instituted by management discussed above, and (iv) depreciation expense of approximately $58,000 due to the write-down of property and equipment to a net book value of zero during the first quarter of 2025. For additional information on the write-down of property and equipment, see Notes 1 and 3 to the condensed consolidated financial statements.

Selling and Marketing. Selling and marketing expenses increased $797,813 during the six months ended June 30, 2025 compared to the same period in 2024. This increase is primarily due to increases in (i) professional and consulting related expenses of approximately $600,000, (ii) stock-based compensation expense of approximately $398,000, primarily related to the forfeiture of an employee's unvested awards upon his resignation in April 2024 that resulted in a large reversal of expense in the second quarter of 2024, and (iii) marketing expenses of approximately $216,000, partially offset by decreases in (iv) payroll expenses of approximately $323,000, primarily as a result of the cost reduction measures instituted by management which began during 2024 and continued into 2025 and (v) depreciation expense of approximately $48,000 due to the write-down of property and equipment to a net book value of zero during the first quarter of 2025. For additional information on the write-down of property and equipment, see Notes 1 and 3 to the condensed consolidated financial statements.

General and Administrative. General and administrative expenses increased $1,580,791 during the six months ended June 30, 2025 compared to the same period in 2024. This increase is primarily driven by increases in (i) accounting and audit services of approximately $1,640,000, (ii) acquisition-related expenses of approximately $735,000, (iii) professional and consulting services of approximately $286,000 and (iv) depreciation expense of approximately $210,000 due to the write-down of property and equipment to a net book value of zero during the first quarter of 2025, partially offset by decreases in (v) stock-based compensation expenses of approximately $355,000, due primarily to the cost reduction measures instituted by management which began during 2024 and continued into 2025, (vi) personnel costs of approximately $398,000, primarily as a result of the cost reduction measures instituted by management which began during 2024 and continued into 2025, and (vii) rent expense of approximately $97,000 due to the termination of the Company’s operating lease agreement (see Note 6 for additional information).

Interest Expense. Interest expense decreased $1,953,383 during the six months ended June 30, 2025 compared to the same period in 2024 primarily due to lower interest-bearing debt balances between periods, due to the extinguishment of certain notes, as detailed in Note 8. Interest expense during the six months ended June 30, 2025 was comprised primarily of interest accrued on the Senior Convertible Notes, Junior Notes, August 2024 Convertible Notes, Agile Note and Liqueous Obligation. Interest expense in the first half of 2024 was comprised of interest accrued on the Senior Convertible Notes and Junior Notes and debt discount amortization for the Junior Notes. For more information on our debt obligations, refer to Note 8. to the condensed consolidated financial statements.

Change in Fair Value of Warrant Liabilities, net. We recorded a gain of $110,314 during the six months ended June 30, 2025, which largely resulted from a decrease in the Company's share price between December 31, 2024 and June 30, 2025. During the six months ended June 30, 2024, we recorded a gain of $1,786,512 which resulted from the decrease in the fair value of the Junior Note Warrants between December 31, 2023 and June 30, 2024.

Change in Fair Value of Derivative Liability. We recorded a gain of $37,900 during the six months ended June 30, 2025, as the August 2024 Convertible Notes were extinguished during the six months ended June 30, 2025. For additional information, see Note 8 to the condensed consolidated financial statements.

Change in Fair Value of Convertible Note Receivable. We recorded a gain of $11,400 during the six months ended June 30, 2025, which relates to the increase in fair value of the Convertible Note Receivable, primarily due to a decrease in the Company's stock price and remaining term to maturity. For additional information, see Note 5 to the condensed consolidated financial statements.

Change in Fair Value of Notes Payable. We recorded a loss of $1,166,373 during the six months ended June 30, 2025, which resulted from (i) a loss due to the increase in fair value of $1,160,158 of the Indigo Capital Convertible Notes upon conversion of contractual principal of $725,000, largely due to an increase in the Company's share price from March 31, 2025 through the conversion date in May 2025, (ii) a gain of $132,508 related to the decrease in the fair value of the Indigo Capital Convertible Notes, largely due to a decrease in the Company's share price from the time of the issuance in early March 2025 through March 31, 2025, and (ii) a gain of $124,014 related to the conversion of $307,320 of contractual principal under the Indigo Capital Exchange Convertible Notes. For additional information, see Note 8 to the condensed consolidated financial statements.

Change in Fair Value of SEPA Liability. We recorded a loss of $260,507 during the six months ended June 30, 2025 related to the increase in the fair value of the SEPA liability, primarily due to the increase in the fair value of the put option.

Loss on Issuance of Notes Payable. We recorded a loss of $1,474,096 during the six months ended June 30, 2025, primarily related to (i) an aggregate excess of $707,800 in the initial fair value of the Indigo Capital Convertible Notes over the proceeds received during the first quarter of 2025 and (ii) an aggregate excess of $617,693 in the initial fair value of certain of the Indigo Capital Convertible Notes, Diagonal Convertible Notes and Brick Lane Convertible Notes over the proceeds received during the second quarter of 2025.

Loss on Issuance of SEPA. We recorded a loss of $2,582,724 during the six months ended June 30, 2025 related to the initial fair value of the SEPA put option at inception of the SEPA on May 30, 2025. For additional information regarding the SEPA, see Note 11 to the condensed consolidated financial statements.

Loss on Extinguishment of Notes Payable. During the six months ended June 30, 2025, we recorded a loss on the extinguishment of notes payable of $6,873,335, which primarily is comprised of (i) $2,123,403 related to excess of the initial fair value of $3,003,300 of the March Indigo Capital Exchange Convertible Note over the carrying amount of the August 2024 Convertible Notes, (ii) $1,682,641 related to the sale of collateral, further described in Note 8 to the condensed consolidated financial statements, (iii) $1,174,519 related to the issuance of 9,186,581 shares to holders of Junior Notes to extinguish an aggregate $411,865 of principal and accrued interest under the Junior Notes, (iv) $1,071,997 related to the excess of the fair value of the Brick Lane Exchange Convertible Note at issuance and the carrying value of the 100,000 shares of the Company's outstanding Series A Preferred Stock that was extinguished, (v) $480,399 related to the issuance of 1,878,620 shares to Esousa to extinguish an aggregate $389,375 of principal and accrued interest under the August 2024 Convertible Notes, (vi) $163,500 related to the issuance of the April Indigo Capital Exchange Convertible Note in exchange for the extinguishment of an existing unsecured promissory note of the Company with a carrying value of $2,108,523, and (vii) $140,323 related to the excess of the fair value of the Bomore Exchange Convertible Note at issuance and the carrying value of the 100,000 shares of the Company's outstanding Series A Preferred Stock that was extinguished. For further information, see Note 8 to the condensed consolidated financial statements.

In the first half of 2024, we issued 2,248,312 shares to noteholders to extinguish $4.0 million of principal of Senior Notes and Junior Notes, as well as $106,050 of interest accrued on the Senior Notes. The reacquisition value of the debt was higher than the related carrying value, and thus resulted in a loss on debt extinguishment of $10,346,108 for the six months ended June 30, 2024.

SEPA Fees and Issuance Costs. We recorded $1,075,000 of SEPA fees and issuance costs during the six months ended June 30, 2025, which relates to (i) a structuring fee payable to the SEPA Investor in the amount of $25,000, (ii) a commitment fee payable to the SEPA Investor in Common Stock in an amount equal to 1% of the Commitment Amount, or $1,000,000, to be paid 50% on execution of the SEPA, which resulted in the issuance of 1,332,623 shares of Common Stock to the SEPA Investor during the second quarter of 2025, and 50% 90 days following the date of the SEPA and (iii) legal expenses of $50,000 related to the issuance of the SEPA. For additional information regarding the SEPA, see Note 11 to the condensed consolidated financial statements.

Gain on Sale of Intellectual Property Intangible Assets. We recorded a gain on the sale of intellectual property of $8,961,872 during the six months ended June 30, 2025, which primarily related to the sale of collateral to extinguish the remaining outstanding Junior Notes and Senior Convertible Notes, as further described in Note 8 to the condensed consolidated financial statements.

Loss on Impairment of Inventories, Property and Equipment and Operating Lease Right-of-Use Asset. We recorded a loss on impairment of inventories, property and equipment and operating lease right-of-use asset of $6,064,823 related to write-downs and impairments recorded on our inventories, property and equipment and right-of-use-asset in connection with our default under our lease, and ultimate judgment obtained by the Landlord, in April 2025. For additional information, see Notes 1, 3, and 6 to the condensed consolidated financial statements.

Interest Expense Recognized on Remeasurement of Preferred Stock Liability. We recorded non-cash interest expense of $10,398,050 related to the subsequent remeasurement of the preferred stock liability after issuance through March 31, 2025 in connection with the reclassification of the preferred stock from mezzanine equity to a current liability on January 31, 2025. For additional information, see Note 9 to the condensed consolidated financial statements.

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

As of June 30, 2025, we had cash and cash equivalents of $111,090 as compared to $209,337 as of December 31, 2024. During the six months ended June 30, 2025, we received cash of $5,399,708 from certain debt instruments issued, as further described in Note 8 to the condensed consolidated financial statements, and $1.4 million from the Liqueous Settlement Agreement, and future liquidity may be provided from certain agreements executed subsequent to June 30, 2025, as further described in Note 16 to the condensed consolidated financial statements. Our cash flows from operations are not sufficient to fund our current operating model and expansion plans. As of January 31, 2025, we were also required to redeem the Preferred Stock as permitted by law in cash at an amount equal to $10.00 per share, or $23,889,050. Notwithstanding the foregoing, we are not required to redeem any shares of Preferred Stock to the extent we do not have legally available funds to effect such redemption.

From inception through June 30, 2025, we have incurred operating losses and negative cash flows from operating activities. For the six months ended June 30, 2025 and 2024, we have incurred net losses of $28,836,400 and $18,343,981, respectively, and we have an accumulated deficit of $150,244,955 as of June 30, 2025. The operating loss for the six months ended June 30, 2025 included $10,398,050 of non-cash interest expense recognized on remeasurement of the preferred stock liability. For additional information on this interest expense, see Note 9 to the condensed consolidated financial statements.

We anticipate that we will incur net losses for the foreseeable future and, even if we generate revenue, there is no guarantee that we will ever become profitable. Unless we are able to implement our Transformation Plan, all of the aforementioned factors raise substantial doubt about our ability to continue as a going concern.

Until we can generate sufficient revenue to cover our operating expenses, working capital, and capital expenditures, we will rely on private and public capital raising efforts; however, there is no assurance that plans to obtain additional debt or equity financing will be successfully implemented or implemented on terms favorable to us.

The further development of our products, commencement of commercial operations and expansion of our business will require a significant amount of cash for expenditures. Our ability to successfully manage this growth will depend on many factors, including our working capital needs, the availability of equity or debt financing and, over time, our ability to generate cash flows from operations.

Given our current liquidity position, we will need to raise additional capital. If we raise additional funds by issuing equity securities, this would result in dilution to our stockholders. If we raise additional funds by issuing any additional preferred stock, such securities may also provide for rights, preferences, or privileges senior to those of holders of Common Stock. If we raise additional funds by issuing debt securities, such debt securities would have rights, preferences and privileges senior to those of holders of Common Stock. The terms of debt securities or borrowings could impose significant restrictions on our operations. The credit market and financial services industry have in the past, and may in the future, experience periods of uncertainty that could impact the availability and cost of equity and debt financing.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the periods presented.

	Six Months Ended June 30,
	2025	2024
Net cash used in operating activities	$(3,986,504)	$(4,322,227)
Net cash used in investing activities	$(1,250,000)	$—
Net cash provided by financing activities	$5,138,257	$2,290,715

Cash flows from operating activities

Our cash flows used in operating activities to date have been primarily comprised of costs related to research and development, selling and marketing, and other general and administrative activities. We expect our expenses related to personnel and general and administrative activities to increase as a result of operating as a public company.

Net cash used in operating activities was $3,986,504 and $4,322,227 for the six months ended June 30, 2025 and 2024, respectively. The decrease in cash used in operating activities is primarily the result of decreases in cash used from (i) non-cash expenses, including (a) interest expense recognized on remeasurement of preferred stock liability and (b) loss on impairment of inventories, property and equipment and operating lease right-of-use asset, partially offset by an increase in non-cash expenses including (c) the gain on sale of intellectual property intangible assets and (ii) changes in operating assets and liabilities from the ordinary course of business, partially offset by (iii) an increase in cash used from an increase in net loss.

Cash flows from investing activities

Our cash flows from investing activities have historically been comprised primarily of purchases of equipment and installation of improvements to our leased facilities and headquarters.

Net cash used in investing activities was $1,250,000 and nil for the six months ended June 30, 2025 and 2024, respectively. The amount used in investing activities for the six months ended June 30, 2025 relates to (i) $650,000 of payments under the Convertible Note Receivable and (ii) $600,000 of cash paid for the deposit on the anticipated acquisition of TCEI, as further described in Note 6 to the condensed consolidated financial statements .

Cash flows from financing activities

We have financed our operations primarily through the sale of preferred stock, Common Stock, convertible notes, and promissory notes.

Net cash provided by financing activities was $5,138,257 and $2,290,715 for the six months ended June 30, 2025 and 2024, respectively.

Net cash provided by financing activities during the six months ended June 30, 2025 is comprised primarily of (i) $5,399,708 of proceeds from certain debt instruments issued, as further described in Note 8 to the condensed consolidated financial statements, (ii) payments on debt borrowings of $1,024,898, (iii) $1,000,000 in proceeds from the Liqueous Settlement Agreement, as further described in Note 6 to the condensed consolidated financial statements, and (iv) payments of notes issuance and SEPA issuance costs of $236,380.

Net cash provided by financing in activities in the six months ended June 30, 2024 is comprised of proceeds from the issuance of pre-funded warrants and Common Stock, as well as shareholder advances, offset by payments of accrued debt issuance costs for the Junior Notes and tax withholdings for RSU issuances.

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

The following table presents our key performance indicators for the periods presented:

	Three months ended June 30,
	2025	2024	$ Change

Revenue	$—	$49,278	$(49,278)
Total gross margin	$4,538	$(684,448)	$688,986
EBITDA(1)	$(12,083,217)	$(11,395,028)	$(688,189)
Capital expenditures	$—	$—	$—
Free cash flow(1)	$(2,058,712)	$(2,228,785)	$170,073

	Six Months Ended June 30,
	2025	2024	$ Change

Revenue	$—	$142,827	$(142,827)
Total gross margin	$(231,179)	$(1,447,855)	$1,216,676
EBITDA(1)	$(28,062,098)	$(15,663,109)	$(12,398,989)
Capital expenditures	$—	$—	$—
Free cash flow(1)	$(4,586,504)	$(4,322,227)	$(264,277)
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

EBITDA and Free Cash Flow

We define “EBITDA” as income (loss), plus (minus) depreciation and amortization expenses, plus (minus) interest, plus (minus) taxes and define “Free cash flow” as net cash from (used in) operating activities less payment for acquisitions. EBITDA and Free cash flow are intended as supplemental measures of our performance that are neither required by, nor presented in accordance with, GAAP and these measures should not be considered a substitute for net income (loss), and net cash used in operating activities reported in accordance with GAAP. Our computation of EBITDA and Free cash flow may not be comparable to other similarly titled measures computed by other companies, because all companies may not calculate EBITDA or Free cash flow in the same fashion.

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

Because of these and other limitations, EBITDA and Free cash flow should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and using EBITDA and Free cash flow on a supplemental basis. You should review the reconciliation of our net loss to EBITDA and net cash used in operating activities to Free cash flow below and not rely on any single financial measure to evaluate our business.

Our presentation of EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items and our presentation of Free cash flow does not necessarily indicate whether cash flows will be sufficient to fund our cash needs.

Reconciliation

The following table reconciles our net loss (the most directly comparable GAAP measure) to EBITDA for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Net loss	$(12,224,975)	$(12,638,883)	$(28,836,400)	$(18,343,981)
Interest expense, net	141,758	1,111,212	327,853	2,291,334
Depreciation and amortization	—	132,643	446,449	389,538
EBITDA	$(12,083,217)	$(11,395,028)	$(28,062,098)	$(15,663,109)

The following table reconciles our net cash used in operating activities (the most directly comparable GAAP measure to Free cash flow) to Free cash flow for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Net cash used in operating activities	$(2,058,712)	$(2,228,785)	$(3,986,504)	$(4,322,227)
Payment for acquisitions	—	—	(600,000)	—
Free cash flow	$(2,058,712)	$(2,228,785)	$(4,586,504)	$(4,322,227)

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

For our contractual obligations that are expected to have an effect on our liquidity and cash flow, see section “Notes to Condensed Consolidated Financial Statements – Note 6” in the condensed consolidated financial statements.

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

There have been no significant changes to our accounting policies during the six months ended June 30, 2025, as compared to the critical accounting policies described in our audited financial statements included in the Annual Report (as defined above).

Recently Issued and Adopted Accounting Pronouncements

We review new accounting standards to determine the expected financial impact, if any, that the adoption of each new standard will have. For the recently issued and adopted accounting standards that we believe may have an impact on our condensed consolidated financial statements, see the section entitled “Notes to Condensed Consolidated Financial Statements – Note 2" in the condensed consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our internal control over financial reporting was not effective due to a material weakness in our control environment around the accounting and presentation of complex financial instrument transactions that was not effectively designed or maintained. This material weakness could result in material misstatements of the financial statements that would not be prevented or detected on a timely basis.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, as amended (the “Amended Form 10-K”). If any of the risks discussed in our Amended Form 10-K, are realized, our business, financial condition, results of operations and prospects could be materially and adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Descriptions of the financing transactions described above under "Recent Developments and Financing Transactions" in Part I, Item 2 in this Quarterly Report on Form 10-Q and Note 8 to the condensed consolidated financial statements, as well as share-based compensation arrangements described in Note 12 to the condensed consolidated financial statements are incorporated herein by reference. Such transactions were conducted as private placements to accredited investors exempt from registration under Section 4(a)(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities.

See Note 8.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Incorporated by Reference
No.	Description of Exhibit	Form	File No.	Exhibit No.	Filing Date
2.1†	Business Combination Agreement, dated as of August 5, 2022, by and among Tailwind Acquisition Corp., Compass Merger Sub, Inc. and Nuburu, Inc.	8-K	001-39489	2.1	August 8, 2022
3.1	Amended and Restated Bylaws of the Company.	8-K	001-39489	3.2	September 9, 2020
3.2	Amendment to the Amended and Restated Bylaws of the Company	8-K	001-39489	3.1	November 12, 2024
3.3	Amended and Restated Certificate of Incorporation of the Company.	8-K	001-39489	3.1	February 6, 2023
3.4	Amendment to the Amended and Restated Certificate of Incorporation of the Company	8-K	001-39489	3.1	June 13, 2024
3.5*	Amendment to the Amended and Restated Certificate of Incorporation of the Company, dated July 22, 2025
3.6	Certificate of Designations of the Company.	8-K	001-39489	3.3	February 6, 2023
10.1*	Amendment #3 to Comprehensive Settlement Agreement, Mutual Release of Liability and Indemnification, dated April 15, 2025, between the Company and Liqueous LP
10.2*	Securities Purchase Agreement, dated April 22, 2025, between the Company and Indigo Capital LP
10.3*	Registration Rights Agreement, dated April 22, 2025, between the Company and Indigo Capital LP
10.4*	Exchange Agreement, dated April 22, 2025, between the Company and Indigo Capital LP
10.5*	Subordinated Convertible Note, dated April 22, 2025, between the Company and Indigo Capital LP
10.6*	Subordinated Convertible Exchange Note, dated April 22, 2025, between the Company and Indigo Capital LP
10.7*	Business Loan and Security Agreement, dated May 12, 2025, among the Company, Nuburu Subsidiary, Inc., Agile Lending, LLC and Agile Capital Funding, LLC
10.8*	Securities Purchase Agreement, dated May 13, 2025, between the Company and 1800 Diagonal Lending LLC
10.9*	Securities Purchase Agreement, dated May 13, 2025, between the Company and Boot Capital LLC
10.10	Standby Equity Purchase Agreement, dated May 30, 2025, between the Company and YA II PN, LTD.	DEF 14A	001-39489	Appendix F	June 10, 2025
10.11*	Amendment to Standby Equity Purchase Agreement, dated June 5, 2025, between the Company and YA II PN, LTD.
10.12*	Business Loan and Security Agreement, dated May 30, 2025, among the Company, Nuburu Subsidiary, Inc., Agile Lending, LLC and Agile Capital Funding, LLC
10.13*	Securities Purchase Agreement, dated June 3, 2025, between the Company and Brick Lane Capital Management Limited
10.14*	Exchange Agreement, dated June 3, 2025, between the Company and Brick Lane Capital Management Limited
10.15*	Registration Rights Agreement, dated June 3, 2025, between the Company and Brick Lane Capital Management Limited
10.16*	Subordinated Convertible Exchange Note, dated June 3, 2025, between the Company and Brick Lane Capital Management Limited
10.17*	Subordinated Convertible Note, dated June 3, 2025 between the Company and Brick Lane Capital Management Limited
10.18*	Securities Purchase Agreement, dated June 18, 2025, between the Company and Bomore Opportunity Group Ltd
10.19*	Exchange Agreement, dated June 18, 2025, between the Company and Bomore Opportunity Group Ltd
10.20*	Subordinated Convertible Exchange Note, dated June 18, 2025, between the Company and Bomore Opportunity Group Ltd
10.21*	Subordinated Convertible Note, dated June 18, 2025, between the Company and Bomore Opportunity Group Ltd
10.22	Purchase Agreement, dated June 30, 2025, between the Company and the investors party thereto	8-K	001-39489	10.1	July 1, 2025
10.23*	Securities Purchase Agreement, dated June 25, 2025, between the Company and Torcross Capital LLC

10.24*	Exchange Agreement, dated June 25, 2025, between the Company and Torcross Capital LLC
10.25*	Subordinated Convertible Exchange Note, dated June 25, 2025, between the Company and Torcross Capital LLC
10.26*	Subordinated Convertible Note, dated June 25, 2025, between the Company and Torcross Capital LLC
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

August 14, 2025	NUBURU, INC.
By:	/s/ Alessandro Zamboni
	Name:	Alessandro Zamboni
	Title:	Executive Chairman
(Principal Executive Officer and Principal Financial and Accounting Officer)