Form 10-Q
period 2025-09-30
Nuburu, Inc.
filed 2025-11-14
CIK 1814215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 10, 2025, the registrant had 433,644,251 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

NUBURU, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$5,941,542	$209,337
Restricted cash	875,141	—
Inventories, net of reserve of nil and $1,161,469 at September 30, 2025 and December 31, 2024, respectively	—	1,526,467
Prepaid expenses and other current assets (including $1,750,000 and nil with related parties, respectively)	4,322,880	162,749
Total current assets	11,139,563	1,898,553
Property and equipment, net	—	4,834,729
Operating lease right-of-use assets	—	202,411
Convertible note receivable (related party)	2,011,700	—
Other assets	—	34,359
TOTAL ASSETS	$13,151,263	$6,970,052

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$3,889,781	$6,301,310
Accrued expenses	4,618,521	4,301,195
Current portion of operating lease liability	—	237,369
Contract liabilities	24,000	24,000
Shareholder advances	99,936	644,936
Current portion of notes payable (including $4,345,626 and $8,130,638 with related parties, respectively)	10,854,863	9,242,183
Claims settlement liability	502,196	—
Convertible note derivative liability	—	37,900
Preferred stock liability	21,889,050	—
Total current liabilities	41,878,347	20,788,893
SEPA liability	3,467,142	—
Warrant liabilities	21,662,084	128,615
TOTAL LIABILITIES	67,007,573	20,917,508

Commitments and Contingencies (Note 6)

Convertible preferred stock, $0.0001 par value; 50,000,000 shares authorized; 2,188,905 and 2,388,905 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively (1)	—	23,889,050
Stockholders’ Deficit
Common Stock, $0.0001 par value; 900,000,000 shares authorized; 208,586,879 and 20,274,238 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	24,740	2,028
Additional paid-in capital	118,785,501	93,968,071
Accumulated deficit	(172,666,551)	(131,806,605)
Total Stockholders’ Deficit	(53,856,310)	(37,836,506)
TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT	$13,151,263	$6,970,052

__________

(1)
As of September 30, 2025, the value of the convertible preferred stock is presented within preferred stock liability. For additional information, See Note 9.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NUBURU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Revenue	$—	$—	$—	$142,827
Cost of revenue	(49,806)	359,950	181,373	1,950,632
Gross margin	49,806	(359,950)	(181,373)	(1,807,805)
Operating expenses:
Research and development	—	206,474	184,563	1,656,350
Selling and marketing	790,779	113,445	1,861,112	385,965
General and administrative	1,883,497	1,796,774	8,057,531	6,390,017
Total operating expenses	2,674,276	2,116,693	10,103,206	8,432,332
Loss from operations	(2,624,470)	(2,476,643)	(10,284,579)	(10,240,137)
Non-operating income (loss):
Interest income	48,090	721	74,669	17,202
Interest expense	(35,405)	(1,076,607)	(389,837)	(3,384,422)
Change in fair value of warrant liabilities	(1,392,598)	369,674	(1,282,284)	2,156,186
Change in fair value of derivative liability	—	141,100	37,900	141,100
Change in fair value of convertible note receivable (related party)	(1,044,294)	—	(1,055,694)	—
Change in fair value of notes payable (including $60,512, nil, $60,512 and nil with related parties, respectively)	(44,800)	—	(1,211,173)	—
Change in fair value of SEPA liability	(646,443)	—	(906,950)	—
Change in fair value of claims settlement liability	2,584,724	—	2,584,724	—
Loss on issuance of warrants	(8,756,303)	—	(8,756,303)	—
Loss on issuance of notes payable	(443,466)	—	(1,917,562)	—
Loss on issuance of SEPA	—	—	(2,582,724)	—
Loss on extinguishment of accounts payable	(6,513,554)	—	(6,513,554)	—
Loss on extinguishment of notes payable (including $2,840,115, $521,193, $2,840,115 and $1,491,666 with related parties, respectively)	(3,265,002)	(1,303,969)	(10,138,337)	(11,597,803)
SEPA fees and issuance costs	(28,451)	—	(1,103,451)
Gain on sale of intellectual property intangible assets	—	—	8,961,872	—
Loss on impairment of inventories, property and equipment and operating lease right-of-use asset	—	—	(6,064,823)	—
Interest expense recognized on remeasurement of preferred stock liability	—	—	(10,398,050)	—
Other gain (loss), net	(259,624)	—	(311,840)	218,169
Loss before provision for income taxes	(22,421,596)	(4,345,724)	(51,257,996)	(22,689,705)
Provision for income taxes	—	—	—	—
Net loss	(22,421,596)	(4,345,724)	(51,257,996)	(22,689,705)
Reclassification of convertible preferred stock from mezzanine equity to liability	—	—	10,398,050	—
Deemed dividend in connection with modification of pre-funded warrants	—	—	(3,076,380)	—
Net loss available to common shareholders	$(22,421,596)	$(4,345,724)	$(43,936,326)	$(22,689,705)
Net loss per common share, basic and diluted (1)	$(0.20)	$(1.11)	$(0.66)	$(10.41)
Weighted-average common shares used to compute net loss per common share, basic and diluted (1)	109,741,345	3,924,580	66,097,880	2,178,902

(1)
Periods presented have been adjusted to reflect the 1-for-40 reverse stock split on July 23, 2024. See Note 2 for additional information.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NUBURU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT

(UNAUDITED)

	Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balance as of December 31, 2024	2,388,905	$23,889,050	20,274,238	$2,028	$93,968,071	$(131,806,605)	$(37,836,506)
Reclassification of convertible preferred stock from mezzanine equity to current liabilities	(2,388,905)	(23,889,050)	—	—	—	—	—
Issuance of Common Stock to extinguish debt	—	—	15,551,122	5,438	4,384,813	—	4,390,251
Issuance of Common Stock upon exercise of pre-funded warrants	—	—	13,008,304	1,301	(367)	—	934
Contributions from related party					110,000		110,000
Stock-based compensation	—	—	—	—	571,708	—	571,708
Deemed dividend in connection with modification of pre-funded warrants	—	—	—	—	(936)	—	(936)
Reclassification of convertible preferred stock from mezzanine equity to liability	—	—	—	—	—	10,398,050	10,398,050
Net loss	—	—	—	—	—	(16,611,425)	(16,611,425)
Balance as of March 31, 2025	—	—	48,833,664	8,767	99,033,289	(138,019,980)	(38,977,924)
Issuance of Common Stock to extinguish debt	—	—	16,294,942	1,629	5,024,306	—	5,025,935
Issuance of Common Stock in connection with the SEPA commitment fee	—	—	1,332,623	133	545,176	—	545,309
Common Stock issued for services	—	—	3,830,189	383	599,617	—	600,000
Issuance of Common Stock from releases of restricted stock units	—	—	1,869	—	—	—	—
Restricted stock units withheld for tax withholdings	—	—	(550)	—	(173)	—	(173)
Stock-based compensation	—	—	—	—	282,106	—	282,106
Net loss	—	—	—	—	—	(12,224,975)	(12,224,975)
Balance as of June 30, 2025	—	—	70,292,737	10,912	105,484,321	(150,244,955)	(44,749,722)
Issuance of Common Stock to extinguish debt	—	—	28,473,627	2,847	5,048,311	—	5,051,158
Shares issued in connection with the Silverback Claims Settlement	—	—	42,964,420	4,296	6,536,192	—	6,540,488
Issuance of Common Stock in connection with the SEPA	—	—	11,134,581	1,113	2,306,963	—	2,308,076
Issuance of Common Stock in connection with the Offering, net of offering costs including fair value of the Offering Placement Agent Warrants	—	—	32,373,536	3,237	(1,250,488)	—	(1,247,251)
Shares issued in connection with exercise of warrants	—	—	23,347,443	2,335	494,026	—	496,361
Issuance of Common Stock from releases of restricted stock units	—	—	806	—	—	—	—
Restricted stock units withheld for tax withholdings	—	—	(271)	—	44	—	44
Stock-based compensation	—	—	—		166,132		166,132
Net loss	—	—	—	—	—	(22,421,596)	(22,421,596)
Balance as of September 30, 2025	—	$—	208,586,879	$24,740	$118,785,501	$(172,666,551)	$(53,856,310)

	Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares(1)	Amount(1)	Additional Paid-in Capital(1)	Accumulated Deficit	Total Stockholders' Deficit
Balance as of December 31, 2023	2,388,905	$23,889,050	922,362	$92	$64,744,838	$(97,290,851)	$(32,545,921)
Issuance of Common Stock	—	—	40,000	4	199,996	—	200,000
Issuance of Common Stock from releases of restricted stock units	—	—	1,237	1	(1)	—	—
Restricted stock units withheld for tax withholdings	—	—	(285)	(1)	(1,872)	—	(1,873)
Stock-based compensation	—	—	—	—	614,115	—	614,115
Net loss	—	—	—	—	—	(5,705,098)	(5,705,098)
Balance as of March 31, 2024	2,388,905	23,889,050	963,314	96	65,557,076	(102,991,887)	(37,434,715)
Issuance of Common Stock to extinguish debt	—	—	2,248,312	225	13,356,187	—	13,356,412
Issuance of Common Stock from releases of restricted stock units	—	—	48,779	5	(5)	—	—
Restricted stock units withheld for tax withholdings	—	—	(13,082)	(1)	(70,712)	—	(70,713)
Issuance of pre-funded warrants	—	—	—	—	1,539,866	—	1,539,866
Stock-based compensation	—	—	—	—	450,572	—	450,572
Net loss	—	—	—	—	—	(12,638,883)	(12,638,883)
Balance as of June 30, 2024	2,388,905	23,889,050	3,247,323	325	80,832,984	(115,626,325)	(34,793,016)
Fractional shares issued for stock split	—	—	25,635	3	(3)	—	—
Common stock issued for services	—	—	12,500	1	—	—	1
Issuance of Common Stock from releases of restricted stock units	—	—	2,399,850	240	1,828,052	—	1,828,292
Issuance of Common Stock to extinguish debt	—	—	1,491	—	—	—	—
Restricted stock units withheld for tax withholdings	—	—	(301)	—	(502)	—	(502)
Issuance of pre-funded warrants	—	—	—	—	600,000	—	600,000
Stock-based compensation	—	—	—	—	447,605	—	447,605
Net loss	—	—	—	—	—	(4,345,724)	(4,345,724)
Balance as of September 30, 2024	2,388,905	$23,889,050	5,686,498	$569	$83,708,136	$(119,972,049)	$(36,263,344)

(1)
Periods presented have been adjusted to reflect the 1-for-40 reverse stock split on July 23, 2024. See Note 2 for additional information.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NUBURU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2025	2024

Cash Flows from Operating Activities:
Net loss	$(51,257,996)	$(22,689,705)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	446,449	596,256
Stock-based compensation	1,002,154	1,512,292
Inventory reserve adjustments	—	28,012
Amortization of debt discount	—	2,218,506
Amortization of deferred financing costs	28,433	551,431
Debt issuance costs expensed under fair value option	304,380	—
Operating lease right-of-use asset	—	285,476
Change in fair value of warrant liabilities	1,282,284	(2,156,186)
Change in fair value of derivative liability	(37,900)	(141,100)
Change in fair value of convertible note receivable (related party)	1,055,694	—
Change in fair value of notes payable (including $60,512 and nil with related parties, respectively)	1,211,173	—
Change in fair value of SEPA liability	906,950	—
Change in fair value of claims settlement liability	(2,584,724)	—
Loss on issuance of warrants	8,756,303	—
Loss on issuance of notes payable	1,917,562	—
Loss on issuance of SEPA	2,582,724	—
Loss on extinguishment of accounts payable	6,513,554	—
Loss on extinguishment of notes payable (including $2,840,115 and $1,491,666 with related parties, respectively)	10,138,337	11,597,803
SEPA fees and issuance costs	1,103,451	—
Gain on sale of intellectual property intangible assets	(8,961,872)	—
Loss on impairment of inventories, property and equipment and operating lease right-of-use asset	6,064,823	—
Interest expense recognized on remeasurement of preferred stock liability	10,398,050	—
Changes in operating assets and liabilities:
Accounts receivable	—	427,679
Inventories	—	(203,497)
Prepaid expenses and other current assets	(1,517,339)	(370,806)
Accounts payable	2,650,424	1,138,413
Accrued expenses	1,149,974	1,976,187
Contract liabilities	—	(6,400)
Operating lease liability	(237,369)	(264,200)
Net cash used in operating activities	(7,084,481)	(5,499,839)
Cash Flows from Investing Activities:
Payment related to TCEI acquisition	(600,000)	—
Payment related to SYME Inventory Advance (related party)	(400,000)	—
Payments under convertible note receivable	(2,957,394)	—
Net cash used in investing activities	(3,957,394)	—
Cash Flows from Financing Activities:
Proceeds from note borrowings	7,156,708	743,000
Repayments of notes payable	(2,674,899)	—
Proceeds received from the Offering	11,994,834	—
Proceeds received from the SEPA	1,830,853
Payments of debt and equity issuance costs	(1,658,319)	—
Proceeds received from settlement	1,000,000	—
Restricted stock units withheld for tax withholdings	44	(73,088)
Proceeds from issuance of Common Stock	—	200,000
Shareholder advances	—	644,936
Proceeds from the issuance of pre-funded warrants	—	2,139,866
Payment of deferred financing costs	—	(71,500)
Net cash provided by financing activities	17,649,221	3,583,214
NET CHANGE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH DURING THE PERIOD	6,607,346	(1,916,625)

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH ―BEGINNING OF PERIOD	209,337	2,148,700
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH ―END OF PERIOD	$6,816,683	$232,075
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$541,345	$—
Cash paid for income taxes	$—	$—
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of Common Stock upon extinguishment or conversion of notes payable	$14,467,344	$15,184,704
Issuance of Common Stock in connection with the SEPA	$2,853,385	$—
Issuance of Common Stock in connection with Silverback Claims Settlement	$6,540,488	$—
Extinguishment of existing unsecured promissory note and accrued interest through issuance of convertible note	$2,108,523	$—
Extinguishment of Preferred Stock through issuance of convertible notes	$2,000,000	$—
Transaction costs related to the reverse recapitalization not yet paid	$1,007,439	$1,007,439
Shares issued for services included in prepaid expenses	$692,792	$—
Debt issuance costs included in accounts payable and accrued expenses	$127,000	$712,363
Issuance of promissory note for replacement of shareholder advance	$545,000	$—
Issuance of AZ Promissory Note for deposit receivable	$900,000	$—
Stock-based compensation expense included in accrued expenses	$75,000	$—
Issuance of Common Stock upon exercise of warrants	$497,295	$—
Deemed dividend in connection with modification of pre-funded warrants	$936	$—
Transfer of property and equipment from inventory	$—	$154,971
Purchase of property and equipment in accounts payable and accrued expenses	$—	$540,028

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

In September 2025, the Company formed NUBURU Defense, LLC ("NUBURU Defense"), a new wholly-owned subsidiary incorporated in Delaware.

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

From inception through September 30, 2025, the Company has incurred operating losses and negative cash flows from operating activities. For the nine months ended September 30, 2025 and 2024, the Company has incurred operating losses, including net losses of $51,257,996 and $22,689,705, respectively, and the Company has an accumulated deficit of $172,666,551 as of September 30, 2025. The operating loss for the nine months ended September 30, 2025 included $10,398,050 of non-cash interest expense recognized on remeasurement of the preferred stock liability. For additional information on this interest expense, see Note 9. The Company expects to continue executing its comprehensive growth and diversification strategy, expanding into complementary domains such as defense-tech, security, and operational resilience solutions. The Company anticipates that it will incur net losses for the foreseeable future and, even if it increases its revenue, there is no guarantee that it will ever become profitable. All of the aforementioned factors raise substantial doubt about the Company's ability to continue as a going concern.

Until the Company can generate sufficient revenue, it plans to finance its business with the proceeds from the issuance and sale of debt or equity securities and borrowings under credit facilities, including sales pursuant to its SEPA with the SEPA Investor, each defined and further described in Note 11. The Company plans to rely on proceeds received from using the SEPA to the extent permitted under the terms of the Offering, as defined in Note 9. There is no assurance that management's plans to obtain additional debt or equity financing or credit facilities will be successfully implemented or implemented on terms favorable to the Company.

NYSE Regulation Notice of Noncompliance

On April 29, 2025, the Company received a Notice of Noncompliance from NYSE Regulation indicating that the Company was not in compliance with Section 1003(a)(i) of the NYSE American LLC Company Guide (the “Company Guide”), which requires a company to maintain stockholders’ equity of $2.0 million or more if it has reported losses from continuing operations or net losses in two of its three most recent fiscal years.

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

The NYSE notice and NYSE’s acceptance of the Compliance Plan have no immediate effect on the listing or trading of the Company’s securities and the Company’s Common Stock will continue to trade on the NYSE American under the symbol “BURU” during the Plan Period with the designation of “.BC” to indicate that the Company is not in compliance with the NYSE American’s continued listing standards.

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

Inventory, Property and Equipment and Right-of-Use Asset Impairment

The Company leased approximately 27,900 square feet of office space in Centennial, Colorado under a noncancelable operating lease agreement. The original term of the lease was set to expire in December 2024, however, in November 2023, the Company elected to extend the lease through June 2025. As further described in Note 3, as of March 31, 2025, the Company was in default under its lease, and Centennial Tech Industrial Owner (the "Landlord") pursued available remedies in advance of the expiration of the lease term in June 2025. As such, during the first quarter of 2025, the Company determined that, based on the assumption that the Landlord would fully exercise its rights with respect to all assets remaining on the premises, (i) it no longer had control over the inventory and that recovery was not probable, therefore, inventory was written down to a net realizable value of zero, (ii) the carrying value of its property and equipment, all of which was at the leased location, was no longer recoverable, and the assets were written down to a net book value of $0, and (iii) the right-of-use asset associated with this lease was fully impaired, as the Company could no longer use the leased premises, each of which is recorded within loss on impairment of inventories, property and equipment and operating lease right-of-use asset on the condensed consolidated statement of operations for the nine months ended September 30, 2025. See Note 3 for additional information.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results, and cash flows for the periods presented.

The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025 or any future period. These unaudited condensed consolidated financial statements and their notes should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on April 15, 2025, and as subsequently amended.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Reverse Stock Split

Following stockholder approval on February 22, 2024, the Company effected a reverse stock split of its Common Stock at a ratio of 1-for-40 (the “Reverse Stock Split.”) The Reverse Stock Split was effective July 23, 2024. No changes were made to the number of authorized shares in connection with the Reverse Stock Split. Proportional adjustments were made to the number of shares of Common Stock issuable upon exercise or conversion of the Company’s equity awards, warrants, and other equity instruments convertible into Common Stock, as well as the applicable exercise price. All share and per share amounts of our Common Stock presented have been retroactively adjusted to reflect the Reverse Stock Split, including reclassifying an amount equal to the reduction in par value of Common Stock to additional paid-in capital.

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

Fair value option for certain financial instruments

The Company elected the fair value option (“FVO”) for recognition of (i) certain debt instruments, as described in Notes 4 and 8, and (ii) the Convertible Note Receivable (as defined and described in Note 5), as permitted under ASC 825, Financial Instruments. Under this option, financial instruments are initially recognized at fair value as an asset or liability on the condensed consolidated balance sheets with subsequent changes in fair value, inclusive of interest, market risk, and other factors affecting valuation, reflected in the condensed consolidated statements of operations. The Company elected to recognize interest expense within the line item presented for the change in the fair value of the asset or liability. Additionally, the change in fair value of financial liabilities attributable to the change in the instrument-specific credit risk is required to be presented separately in other comprehensive income. For the three and nine months ended September 30, 2025, the change in fair value related to a change in the instrument-specific credit risk was immaterial. All costs associated with the issuance of financial instruments accounted for using the FVO are expensed upon issuance or as incurred. See Note 5 and Note 8 for additional information.

Mandatorily redeemable preferred stock

The Company accounts for mandatorily redeemable preferred stock in accordance with ASC 480, Distinguishing Liabilities from Equity. Preferred stock that is mandatorily redeemable on a fixed or determinable date, or upon the occurrence of an event certain to occur, is classified as a liability on the condensed consolidated balance sheets. Mandatorily redeemable preferred stock is initially recognized at its fair value, and subsequently measured at its redemption value. See Note 4 for additional information.

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

ASU 2024-03

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which is intended to provide more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation and amortization) included in certain expense captions presented on the consolidated statement of operations. This new standard is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (1) prospectively to financial statements issued for periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the consolidated financial statements. The Company is in the process of finalizing the disclosures that will be required by the adoption of the provisions of ASU 2023-09, and will adopt these amendments for annual disclosures in the Annual Report on Form 10-K for the year ending December 31, 2027.

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

As of March 31, 2025, the Company was in default under the lease, and the Landlord pursued available remedies in advance of the lease term that expired in June 2025. In April 2025, the Landlord obtained a default judgment against the Company in the amount of $409,278, which accrues interest at a rate of 10% per annum beginning in March 2025 until paid in full. The Company and the Landlord entered into a settlement agreement on October 14, 2025, pursuant to which the parties released any claims related to the lease in exchange for the Company’s payment of $130,000 to the Landlord. The Landlord exercised its rights under the lease agreement and applicable law with respect to a lessee in default and such lessee’s assets located on the premises, including the removal and disposal of inventories and property and equipment remaining on the property. As such, during the first quarter of 2025, the Company determined that, based on the assumption that the Landlord would fully exercise its rights with respect to all assets remaining on the premises, (i) it no longer had control over the inventory and that recovery was not probable, therefore, inventory was written down to a net realizable value of zero, (ii) the carrying value of its property and equipment, all of which was at the leased location, was no longer recoverable, and the assets were written down to a net book value of $0, and (iii) the right-of-use asset associated with this lease was fully impaired, as the Company could no longer use the leased premises, each of which is recorded within loss on impairment of inventories, property and equipment and operating lease right-of-use asset on the condensed consolidated statement of operations for the nine months ended September 30, 2025.

Restricted Cash

Restricted cash represents funds held in collateral accounts maintained in connection with outstanding letters of credit in connection with our contemplated acquisition of a controlling interest in Tekne S.p.A (“Tekne”), as further described in Note 6. The letters of credit expire on August 31, 2026, and, in accordance with bank policy, the collateral will be released 30 days after the expiration date. The collateral funds are not invested and earn interest at a rate of 1% per annum.

As of September 30, 2025 and December 31, 2024, restricted cash totaled $875,141 and nil, respectively, and is included in restricted cash on the condensed consolidated balance sheets. See Note 6 for additional information.

Inventories, Net

Inventories, net as of December 31, 2024 consisted of the following:

December 31, 2024
Raw materials and supplies	$1,913,013
Work-in-process	161,137
Finished goods	613,786
Inventories, gross	2,687,936
Less: inventory reserve	(1,161,469)
Inventories, net	$1,526,467

As of September 30, 2025, the Company's inventory value was nil, as it no longer had control over the inventory and recovery was not probable. During each of the three and nine months ended September 30, 2025 and the three months ended September 30, 2024, the Company recorded lower of cost or net realizable value charges of nil.

During the nine months ended September 30, 2024, the Company recorded lower of cost or net realizable value charges of $28,012. During the first half of 2025, in connection with the lease default described above, inventory was written down to a net realizable value of zero through a $1,526,467 loss recorded within loss on impairment of inventories, property and equipment and operating lease right-of-use asset on the condensed consolidated statement of operations for the nine months ended September 30, 2025.

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

As of September 30, 2025, the Company's property and equipment, net value was nil, as the carrying value of its property and equipment, all of which was at the leased location, was no longer recoverable. Depreciation and amortization expense related to property and equipment was nil and $206,718 during the three months ended September 30, 2025 and 2024, respectively, and $446,449 and $596,256 during the nine months ended September 30, 2025 and 2024, respectively.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of September 30, 2025 and December 31, 2024 consisted of the following:

	September 30, 2025	December 31, 2024
Common stock issued for services	$692,792	$—
Prepaid insurance	159,672	123,959
Other prepaid assets	1,379,726	28,521
Other current assets (1)	2,090,690	10,269
Total prepaid expenses and other current assets	$4,322,880	$162,749

(1)
Includes (i) $1,500,000 related to the Trumar Capital LLC acquisition agreement, including a $1,350,000 related party receivable from the Company's Executive Chairman and Co-Chief Executive Officer, as discussed further in Note 6, (ii) $400,000 related to the related party SYME Inventory Advance, as defined and further described in Note 6, and (iii) $110,000 receivable from Liqueous in connection with the Liqueous Settlement Agreement, as defined and further described in Note 6.

Accrued Expenses

Accrued expenses as of September 30, 2025 and December 31, 2024 consisted of the following:

	September 30, 2025	December 31, 2024
Accrued legal, accounting and professional fees	$2,794,345	$2,448,594
Accrued TCEI acquisition costs	32,193	—
Accrued transaction costs related to the reverse recapitalization	503,600	503,600
Accrued lease-related payables	409,278	54,288
Accrued taxes payable	373,397	357,953
Accrued payroll and benefits	361,473	232,966
Accrued interest	55,381	560,501
Other	88,854	143,293
Total accrued expenses	$4,618,521	$4,301,195

Accounts Payable - 3(a)(10) Claims Settlement

On July 17, 2025, the Company and Silverback Capital Corporation (“Silverback”) agreed to settle outstanding claims in an amount of $5,662,479 (the “Claims”) owed to Silverback in exchange for a settlement amount payable in shares of Common Stock (the “Settlement Shares”), subject to court approval (the "Silverback Claims Settlement"). The Settlement Shares are priced in an amount equal to the last trading price of Common Stock on July 17, 2025 (the “Closing Price”), which was $0.3070; provided that, if the sale price of Common Stock drops below the Closing Price, the purchase price of the Settlement Shares will be the lower of (i) the Closing Price or (ii) 75% multiplied by the average of the three lowest traded prices during the fifteen day trading period preceding the share request made by Silverback, subject to other terms of the Settlement. Under the Settlement terms, Silverback may not hold more than 4.99% of issued and outstanding Common Stock at any time. The Claims include bona fide, outstanding, and unpaid creditor claims that Silverback acquired from the Company’s creditors and agreed to exchange for shares of Common Stock in a state court-approved transaction, in compliance with the terms of Section 3(a)(10) of the Securities Act. The Company also agreed to issue 400,000 shares of Common Stock as a settlement fee (the "Settlement Fee Shares"), which were issued during the third quarter of 2025. The settlement was approved by the state court on July 30, 2025, after a fairness hearing pursuant to the requirements of Section 3(a)(10) of the Securities Act.

The Company is required to meet certain conditions, including timely delivery of Settlement Shares, compliance with specified covenants, and maintenance of trading eligibility and SEC filing compliance. If these conditions are not satisfied, Silverback may declare the Company in default and terminate its remaining obligations, including the funding of payments under related claims purchase agreements. In the event of default, the Company remains obligated to issue Settlement Shares and fee shares for any liabilities previously purchased by Silverback, and Silverback may elect to declare either a full or partial default.

Upon initial recognition of the Silverback Claims Settlement, the Company derecognized the liabilities to vendors, which were each included in accounts payable on the condensed consolidated balance sheet, in an aggregate amount of $3,113,854 and recognized a claims settlement liability to Silverback in an aggregate amount of $9,627,408 calculated based on the fair value of the shares of Common Stock that can be issued to Silverback to satisfy the claims and the settlement fee, resulting in $6,513,554 recognized as loss on extinguishment of accounts payable in the condensed consolidated statement of operations for the nine months ended September 30, 2025.

From July 2025 to September 2025, the Company issued 42,564,420 Settlement Shares at an aggregate fair value of $6,540,488 to settle $4,262,479 of contractual claims under the Silverback Claims Settlement. Additionally, during the three and nine months ended September 30, 2025, the Company recorded a change in fair value of $2,584,724 of the claims settlement liability, which is included in change in fair value of claims settlement liability on the condensed consolidated statements of operations. As of the date of this quarterly report, the Silverback program was performed and concluded.

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
o
Level 1 liabilities include the Public Warrants, which are classified as Level 1 due to the use of an observable market quote in an active market, however, were determined to have no value as of September 30, 2025 and December 31, 2024 due to a notification from the NYSE American in December 2023 that the NYSE American had determined to (a) commence proceedings to delist the Company’s Public Warrants, each whole warrant exercisable to purchase one share of the Company’s Common Stock, par value $0.0001 per share, at a price of $11.50 per share, and listed to trade on the NYSE American under the symbol “BURU.WS”, and (b) immediately suspend trading in the Public Warrants due to “abnormally low” trading price levels.
•
Level 3:
o
Level 3 assets include the Convertible Note Receivable (as defined and described in Note 5), which is classified as Level 3 due to the use of unobservable inputs in the valuation of the asset. There were no transfers between Level 1, Level 2, and Level 3 in any periods presented.
o
Level 3 liabilities include (i) the Junior Note Warrants (as defined and described in Notes 8 and 10), (ii) the Offering Common Stock Warrants (as defined and described in Notes 9 and 10), (iii) our debt recorded under the fair value option, including the Indigo Capital Convertible Notes, AZ Promissory Note, TAG Promissory Note, Diagonal Convertible Notes, Agile Note, Brick Lane Convertible Notes, Bomore Convertible Notes, Boot Convertible Note, Torcross Convertible Note and Yorkville Promissory Note (each as defined and described in Note 8), and (iv) through early March 2025, the August 2024 Convertible Note Derivative Liability (as defined and described in Note 8), each of which is classified as Level 3 due to the use of unobservable inputs in the valuation of the liability. Gains or losses from the remeasurement of (i) the Junior Note Warrants and Offering Common Stock Warrants are recorded as part of change in fair value of warrant liabilities, (ii) debt recorded under the fair value option are recorded as part of change in fair value of notes payable, (iii) the SEPA liability, as further described in Note 11, are recorded as part of change in fair value of SEPA liability, (iv) the Silverback Claims Settlement, as further described in Note 3, are recorded as part of change in fair value of claims settlement liability and (v) the August 2024 Convertible Note Derivative Liability are recorded as part of change in fair value of derivative liability in the condensed consolidated statements of operations. There were no transfers between Level 1, Level 2, and Level 3 in any periods presented.

The following tables set forth the fair value of the Company’s financial assets and liabilities by level within the fair value hierarchy as of September 30, 2025 and December 31, 2024:

	At September 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Convertible Note Receivable	$—	$—	$2,011,700	$2,011,700
Total assets	$—	$—	$2,011,700	$2,011,700

Liabilities:
Junior Note Warrants	$—	$—	$57,593	$57,593
Offering Common Stock Warrants	—	—	21,604,491	21,604,491
Notes payable - fair value option	—	—	10,861,237	10,861,237
SEPA liability	—	—	3,467,142	3,467,142
Claims settlement liability	—	—	502,196	502,196
Total liabilities	$—	$—	$36,492,659	$36,492,659

	At December 31, 2024
	Level 1	Level 2	Level 3	Total
Liabilities:
Junior Note Warrants	$—	$—	$128,615	$128,615
Convertible note derivative liability (1)	—	—	37,900	37,900
Total liabilities	$—	$—	$166,515	$166,515

(1)
Represents the August 2024 Convertible Note Derivative Liability, as defined and described in Note 8. In March 2025, the remaining August 2024 Convertible Notes were purchased by Indigo Capital and subsequently extinguished. For additional information, see Note 8.

Level 3 Financial Assets

Convertible Note Receivable

The following table sets forth a summary of the changes in fair value of the Company's Convertible Note Receivable:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2025	2025
Fair value, beginning balance	$748,600	$—

Fair value at issuance	—	260,000
Principal additions	2,307,394	2,957,394
Contributions from related party	—	(150,000)
Change in fair value	(1,044,294)	(1,055,694)
Fair value, ending balance	$2,011,700	$2,011,700

The aggregate fair value of the Convertible Note Receivable was estimated using a Monte Carlo simulation based approach, a Level 3 valuation. The significant inputs to the calculation of the fair value of the Convertible Note Receivable at issuance through September 30, 2025 were as follows:

Nine Months Ended September 30,
2025
Convertible Note Receivable
Stock price	$0.000038 - 0.000048
Expected term (in years)	0.75 - 1.25
Expected volatility	157.7% - 188.1%
Risk-free interest rate	3.8% - 4.2%
Expected dividend yield	0.0%

Level 3 Financial Liabilities

Junior Note Warrants

The following table sets forth a summary of the changes in fair value of the Company's Junior Note Warrants issued in November 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Fair value, beginning balance	$18,301	$452,007	$128,615	$2,238,519
Change in fair value	39,292	(369,674)	(71,022)	(2,156,186)
Fair value, ending balance	$57,593	$82,333	$57,593	$82,333

The aggregate fair value of the Junior Note Warrants was estimated using a Monte Carlo simulation based approach, a Level 3 valuation. The range of significant inputs to the calculation of the fair value of the Junior Note Warrant liability during the periods presented were as follows:

	Nine Months Ended September 30,
	2025	2024
Junior Note Warrants:
Stock price	$0.15 - 0.35	$0.03 - 0.51
Expected term (in years)	3.2 - 4.4	4.2 - 4.9
Expected volatility	62.4% - 182%	58.9% - 76.9%
Risk-free interest rate	3.7% - 3.9%	3.6% - 4.3%
Expected dividend yield	0.0%	0.0%

Offering Common Stock Warrants

The following table sets forth a summary of the changes in fair value of the Company's Offering Common Stock Warrants:

Three and Nine Months Ended September 30,
2025
Fair value, beginning balance	$—
Fair value allocation at issuance	20,747,899
Exercises	(496,714)
Change in fair value	1,353,306
Fair value, ending balance	$21,604,491

The aggregate fair value of the Offering Common Stock Warrants was estimated using a Monte Carlo simulation based approach, a Level 3 valuation. The range of significant inputs to the calculation of the fair value of the warrant liability related to the Offering Common Stock Warrants at issuance through September 30, 2025 were as follows:

Nine Months Ended September 30,
2025
Offering Common Stock Warrants:
Stock price	$0.1395 - 0.1488
Expected term (in years)	5
Expected volatility	144.0% - 145.0%
Risk-free interest rate	3.6% - 3.7%
Expected dividend yield	0.0%

Notes Payable - Fair Value Option

The following tables set forth a summary of the changes in fair value of the Company's notes payable recorded under the fair value option:

	Three Months Ended September 30, 2025
	Beginning Balance	Issuance	Additions & (Payments)	Conversion	Change in Fair Value	Ending Balance
Indigo Capital Convertible Notes	$6,262,378	$468,158	$—	$(2,284,909)	$27,888	$4,473,515
AZ Promissory Note (related party)	—	2,645,200	—	—	34,300	2,679,500
TAG Promissory Note (related party)	—	1,639,914	—	—	26,212	1,666,126
Diagonal Convertible Notes	393,220	299,242	—	—	(38,124)	654,338
Agile Note	874,560	—	(400,001)	—	(38,759)	435,800
Brick Lane Convertible Notes	270,839	177,366	—	(131,452)	16,773	333,526
Bomore Convertible Notes	1,383,639	—	—	(1,112,798)	20,468	291,309
Boot Convertible Note	189,961	—	—	—	(8,492)	181,469
Torcross Convertible Note	135,420	—	—	—	10,234	145,654
Yorkville Promissory Note	—	1,255,700	(1,250,000)	—	(5,700)	—
Total	$9,510,017	$6,485,580	$(1,650,001)	$(3,529,159)	$44,800	$10,861,237

	Nine Months Ended September 30, 2025
	Beginning Balance	Issuance	Additions & (Payments)	Conversion	Change in Fair Value	Ending Balance
Indigo Capital Convertible Notes	$—	$9,482,632	$—	$(5,953,849)	$944,732	$4,473,515
AZ Promissory Note (related party)	—	2,645,200	—	—	34,300	2,679,500
TAG Promissory Note (related party)	—	1,639,914	—	—	26,212	1,666,126
Diagonal Convertible Notes	—	699,197	—	—	(44,859)	654,338
Agile Note	—	500,000	(341,584)	—	277,384	435,800
Brick Lane Convertible Notes	—	2,742,750	—	(2,396,025)	(13,199)	333,526
Bomore Convertible Notes	—	1,411,829	—	(1,112,798)	(7,722)	291,309
Boot Convertible Note	—	193,215	—	—	(11,746)	181,469
Torcross Convertible Note	—	133,883	—	—	11,771	145,654
Yorkville Promissory Note	—	1,255,700	(1,250,000)	—	(5,700)	—
Total	$—	$20,704,320	$(1,591,584)	$(9,462,672)	$1,211,173	$10,861,237

The fair value of the Company's notes payable recorded under the fair value option was estimated using Level 3 fair value measurements. The range of significant inputs to the calculation of the fair value of the notes payable recorded under the fair value option at issuance through September 30, 2025 were as follows:

Nine Months Ended September 30, 2025
Valuation Inputs:	Indigo Capital Convertible Notes(1)	Diagonal Convertible Note(1)	Agile Note(2)	Brick Lane Convertible Notes(1)(3)	Bomore Convertible Notes(3)
Stock price	$0.15 - 0.35	$0.14 - 0.35	N/A	$0.15 - 0.35	$0.15 - 0.35
Expected term (in years)	0.42 - 1.00	0.41 - 0.79	0.24 - 0.58	0.67 - 1.00	0.71 - 1.00
Expected volatility	194.6% - 268.7%	145.6% - 245.4%	N/A	258.4%	N/A
Risk-free interest rate	3.7% - 4.2%	3.8% - 4.2%	N/A	4.1%	N/A
Risk-adjusted discount rate	0.0% - 12.9%	N/A	18.0% - 19.1%	N/A	N/A
Expected dividend yield	N/A	N/A	N/A	N/A	N/A

	Nine Months Ended September 30, 2025
Valuation Inputs:	Boot Convertible Note(1)	Torcross Convertible Note(3)	TAG Promissory Note(1)	AZ Promissory Note (Related Party)(1)	Yorkville Promissory Note (Related Party)(1)
Stock price	$0.14 - 0.35	$0.15 - 0.35	$0.15 - 0.32	$0.15 - 0.35	$0.35
Expected term (in years)	0.41 - 0.79	0.73 - 1.00	0.33 - 0.55	0.58 - 0.81	2.90
Expected volatility	157.9% - 245.4%	N/A	120.5% - 196.2%	146.0% - 231.3%	206.0%
Risk-free interest rate	3.9% - 4.2%	N/A	4.0% - 4.3%	3.8% - 4.2%	3.7%
Risk-adjusted discount rate	N/A	N/A	N/A	N/A	N/A
Expected dividend yield	N/A	N/A	N/A	N/A	N/A
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

SEPA Liability

The following table sets forth a summary of the changes in fair value of the Company's SEPA liability:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2025	2025
Fair value, beginning balance	$3,297,922	$—
Fair value at issuance	—	3,582,724
Common stock issued (1)	(2,308,076)	(2,853,385)
Settlement of Yorkville Promissory Note	1,261,880	1,261,880
Cash receipts under SEPA liability	568,973	568,973
Change in fair value	646,443	906,950
Fair value, ending balance	$3,467,142	$3,467,142

(1)
Includes the fair value of the shares issued to the SEPA Investor in connection with the commitment fee payable under the SEPA in an amount equal to 1% of the Commitment Amount, or $1,000,000, to be paid 50% on execution of the SEPA and 50% to be paid 90 days after execution of the SEPA, as further detailed in Note 11.

The fair value of the Company's SEPA liability at issuance and through September 30, 2025 was estimated using (i) related to the put option, a Monte Carlo valuation model utilizing various inputs including the Company’s stock price, volatility, risk-free interest rate, expected term of the agreement and expected share draw amount and (ii) for the June 30, 2025 valuation, related to the shares issuable in connection with the SEPA commitment fee, the fair value of the underlying shares, each of which is a Level 3 valuation. The range of significant inputs to the calculation of the fair value of the SEPA liability at issuance through September 30, 2025 were as follows:

Nine Months Ended September 30,
2025
SEPA Liability
Stock price	$0.15 - 0.37
Expected term (in years)	2.70 - 3.00
Expected volatility	198.0% - 205.0%

Risk-free interest rate	3.6% - 3.9%
Expected dividend yield	0.0%

Claims Settlement Liability

The following table sets forth a summary of the changes in fair value of the Company's Claims Settlement liability:

Three and Nine Months Ended September 30,
2025
Fair value, beginning balance	$—
Fair value at issuance	9,627,408
Common stock issued	(6,540,488)
Change in fair value	(2,584,724)
Fair value, ending balance	$502,196

The fair value of the Company's Claims Settlement liability at issuance and as of September 30, 2025 was estimated using a Monte Carlo valuation model utilizing various inputs including the Company’s stock price, volatility, risk-free interest rate, expected term of the agreement and expected share amount. The range of significant inputs to the calculation of the fair value of the claims settlement liability at issuance and September 30, 2025 were as follows:

Nine Months Ended September 30,
2025
Claims Settlement Liability
Stock price	$0.15 - 0.31
Expected term (in years)	0.50 - 0.70
Expected volatility	143.1% - 213.4%
Risk-free interest rate	3.8% - 4.2%

August 2024 Convertible Note Derivative Liability

In March 2025, the remaining August 2024 Convertible Notes were purchased by Indigo Capital and subsequently extinguished. For additional information, see Note 8.

The following table sets forth a summary of the changes in fair value of the Company's August 2024 Convertible Note Derivative Liability:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Fair value, beginning balance	$—	$—	$37,900	$—
Initial recognition at fair value	—	179,000	—	$179,000
Change in fair value	—	(141,100)	—	$(141,100)
Extinguishment of August 2024 Convertible Notes	—	—	(37,900)	—
Fair value, ending balance	$—	$37,900	$—	$37,900

NOTE 5. CONVERTIBLE NOTE RECEIVABLE (RELATED PARTY)

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

Certain conversion features of the Convertible Note Receivable would typically be considered derivatives that would require bifurcation. In lieu of bifurcating various features in the agreement, the Company elected the fair value option for the Convertible Note Receivable. During March 2025, the excess of the issuance date fair value of $260,000 of the Convertible Note Receivable over the proceeds paid of $150,000 was recorded to additional paid-in capital. As of September 30, 2025, the fair value of the Convertible Note Receivable was $2,011,700, and the principal amount of the Convertible Note Receivable was $2,957,394. Additionally, accrued interest as of September 30, 2025 under the Convertible Note Receivable was $66,419, which is included in prepaid expenses and other on the condensed consolidated balance sheets. In October 2025, the Company paid SYME the remaining amount of $2,192,606.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Operating Lease

The Company leased approximately 27,900 square feet of office space in Centennial, Colorado under a noncancelable operating lease agreement. The original term of the lease was set to expire in December 2024, however, in November 2023, the Company elected to extend the lease through June 2025. As further described in Note 3, the Company was in default under its lease, and the Landlord pursued available remedies in advance of the lease term that expired in June 2025. As such, the Company (i) wrote down its inventory to a net realizable value of zero, (ii) wrote down the carrying value of its property and equipment, all of which was at the leased location, to a net book value of $0, and (iii) fully impaired the right-of-use asset associated with this lease, as the Company could no longer use the leased premises, each of which is recorded within loss on impairment of inventories, property and equipment and operating lease right-of-use asset on the condensed consolidated statement of operations for the nine months ended September 30, 2025. See Note 3 for additional information.

As of September 30, 2025, $409,278 was included within accrued expenses on the condensed consolidated balance sheets related to the default judgment obtained by the Landlord against the Company, primarily to unpaid rent payments, interest and attorney's fees. Subsequent to September 30, 2025, the Company reached a settlement agreement with the Landlord in the amount of $130,000, which was paid in October 2025, effectively settling the liability.

In connection with the default under the lease described above, the Company recorded an impairment of $150,077 to reduce the right-of-use asset to zero, which is recorded within loss on impairment of inventories, property and equipment and operating lease right-of-use asset on the condensed consolidated statement of operations for the nine months ended September 30, 2025.

Operating lease cost was nil and $102,938 for the three months ended September 30, 2025 and 2024, respectively, and nil and $308,814 for the nine months ended September 30, 2025 and 2024, respectively, and is included within general and administrative expenses within the condensed consolidated statement of operations.

Liqueous Settlement Agreement

In January 2025 and April 2025, in connection with a settlement and mutual release agreement entered into between the Company and Liqueous LP (“Liqueous”) (the "Liqueous Settlement Agreement"), as amended, the parties provided an immediate mutual release of claims and obligations through payments from Liqueous to the Company in an aggregate $1,450,000, of which $1,000,000 was paid during the first quarter of 2025. Such payment was made in connection with the issuance of the remaining 9,186,581 shares issued to extinguish an aggregate $411,865 of principal and accrued interest under the Junior Notes and, accordingly, reduced the loss on extinguishment of notes payable recorded in the nine months ended September 30, 2025. In April 2025, the Company received $300,000 of the remaining $450,000 agreed upon under the Liqueous Settlement Agreement, which was recorded within other income (loss), net as a gain on settlement during the nine months ended September 30, 2025. Additionally, in September 2025, the Company received $40,000 under the Liqueous Settlement Agreement.

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

During the nine months ended September 30, 2025, the Company was subject to five separate actions seeking default judgments for the alleged failure to pay amounts when due. CFGI, LLC obtained a default judgment in March 2025 in the amount of $86,826 through the Superior Court of the Commonwealth of Massachusetts. The default judgment obtained by CFGI, LLC was paid in full in September 2025 by Silverback in accordance with the Silverback Claims Settlement, which was approved by the state court under Section 3(a)(10) of the Securities Act. FICTIV, Inc. obtained a default judgment through the Superior Court of California on January 30, 2025 in the amount $197,899, which was subsequently paid by the Company on September 23, 2025. The Landlord obtained a default judgment in the Arapahoe County Colorado District Court in April 2025 in the amount of $409,278, which accrued interest at a rate of 10% per annum beginning in March 2025 until paid in full. The Company settled the default judgment with a payment of $130,000 to the Landlord on October 14, 2025. See additional details regarding the Landlord default judgment in Note 1. In August 2025, ficonTEC, Inc. obtained a default judgment through the Arapahoe County Colorado District Court in the amount of $394,274 with post judgment interest accruing at 8% per annum. The Company settled the default judgment with ficonTEC, Inc. on October 13, 2025. In August 2025, Corporation for International Business obtained a default judgment through the Circuit Court of Cook County, Illinois, in the amount of $30,379 with post-judgment interest accruing at 9% per annum.

On September 19, 2025, J.H. Darbie & Co., Inc. (“Darbie”) filed a claim in the U.S. District Court of the Southern District of Florida, West Palm Beach Division, alleging breach of contract under a Finder’s Fee Agreement entered into between the Company and Darbie in May 2024 and under a Financial Advisory Agreement, dated June 10, 2024, between the parties. Darbie is seeking, among other things, damages in the amount of the fee payments allegedly owed to Darbie, specific performance requiring the Company to issue warrants to Darbie, attorney’s fees and costs. The Company denies liability related to these claims beyond what it has already paid and intends to vigorously defend against these claims.

Purchase Commitments

As of September 30, 2025, the Company had $455,048 in outstanding firm purchase commitments to acquire inventory and research and development parts from suppliers for the Company's ongoing operations. The Company's purchase commitments do not reflect any liabilities that are included in its September 30, 2025 condensed consolidated balance sheet.

Related Party Transactions

Ron Nicol, who was the Executive Chairman of the Company’s board of directors through January 2025, paid director and officer insurance premiums of approximately $1.5 million on behalf of the Company because the Company did not have available cash to pay such amounts when due. The Company is obligated to repay such amount to Mr. Nicol, without interest or other charges. As of September 30, 2025 and December 31, 2024, such amount is included in accrued expenses on our condensed consolidated balance sheets.

In January 2025, the Company issued the TAG Promissory Note to The AvantGarde Group ("TAG"), which is founded and owned by the Company's Executive Chairman and Co-Chief Executive Officer, Mr. Zamboni, as a replacement of a previously recorded shareholder advance. For additional information, see Note 8.

In April 2025, in connection with the TCEI Acquisition, as defined below, the Company issued the AZ Promissory Note to the Company's Executive Chairman and Co-Chief Executive Officer. For additional information, see Note 8. Additionally, in connection with the failure to achieve the second stage of the TCEI Acquisition, the Company holds a receivable of $1,350,000 from its Executive Chairman and Co-Chief Executive Officer, which is reflected within prepaid expenses and other current assets on the condensed consolidated balance sheet as of September 30, 2025.

Acquisition and Joint Venture Plans

Initial Commitment Letter related to Tekne and Orbit

On February 19, 2025, the Company entered into a commitment letter (the “Trumar Agreement”) with Trumar Capital LLC ("Trumar") to acquire, through the purchase of the shares of TCEI S.a.r.l., a wholly owned subsidiary of Trumar (“TCEI”) (the “TCEI Acquisition”): (i) a license of certain technology that would allow the Company to expand its existing business within the defense sector; (ii) a controlling interest in Tekne, a defense-tech company that specializes in the design, production, and outfitting of a diverse range of vehicles, including industrial and military applications, as well as electronic devices for defense and security, advanced telecommunications, and tracking systems; and (iii) a controlling interest in Orbit S.r.l. (“Orbit”), formerly known as 1AF2 S.r.l., an Italian software company specializing in digitalizing operational resilience solutions for mission-critical corporations, which is wholly-owned by the Company’s Executive Chairman and Co-Chief Executive Officer.

The TCEI Acquisition was expected to occur in two stages. In the first stage, which was completed in March 2025, the Company purchased a 20% ownership interest in TCEI for an aggregate price of $1.5 million in cash plus $23.5 million in a note payable. The note payable was not recorded because it was cancellable if the second stage of the TCEI Acquisition was not completed by July 31, 2025. Because certain conditions were not satisfied by July 31, 2025, the note payable was cancelled during the third quarter of 2025. Of the $1.5 million cash portion of the purchase price, $600,000 was paid in cash and $900,000 was retained by the Company with a corresponding related-party promissory note to the Company's Executive Chairman and Co-Chief Executive Officer, and because the second stage of the TCEI Acquisition was not completed, such amounts were reflected within prepaid expenses and other current assets on the condensed consolidated balance sheet as of September 30, 2025. In July 2025, the $900,000 promissory note was amended to provide for a conversion feature, as further described in Note 8.

For the second stage of the TCEI Acquisition, the Company had planned to purchase the remaining 80% ownership interest in TCEI, resulting in (i) the Company’s having a controlling interest in Tekne and Orbit and (ii) the Company’s issuing Common Stock in excess of 19.9% of its outstanding Common Stock as part of the purchase price. Since certain conditions were not satisfied, the Trumar Agreement expired on its own terms as of July 31, 2025 and the Company no longer holds any ownership interest in TCEI.

The Company also agreed to issue 6,086,957 shares of Common Stock to S.F.E. Equity Investments SARL (“SFE EI”) as consideration for SFE EI's escrowing approximately $4.2 million in assets for purposes of guaranteeing the Company's performance obligations in connection with the TCEI Acquisition, subject to any required shareholder approval.

Since the TCEI Acquisition was subject to continued due diligence, receipt of an acceptable valuation from a third-party valuation firm, regulatory approvals, and stockholder consent, the Company concluded that, because of these contingencies, it had not assumed the risks and rewards consistent with equity ownership at the time of the initial TCEI investment. Consequently, the Company recorded the initial payment as a deposit on the anticipated acquisition of TCEI. Similarly, the Company did not record the contingent liability for the commitment, including the note, since it was not both probable and estimable that the liability had been incurred.

On March 31, 2025, the Company also entered into a Joint Pursuit Agreement with Tekne (the “Joint Pursuit Agreement”) to allow both parties to jointly develop and market certain defense-related vehicles and services in advance of closing the full TCEI Acquisition, which has been superseded by the Tekne Letter described below.

Tekne letter signed in August 2025 (“August Letter”)

In response to feedback from the Italian government in connection with its “Golden Power” review of the Company’s proposed acquisition (directly or indirectly) of a controlling interest in Tekne, on August 27, 2025, the Company executed a commitment letter (the “August Letter”) with shareholders of Tekne, pursuant to which the Company modified the terms of its previously announced phased acquisition of a 70% interest in Tekne. Through its subsidiary, NUBURU Defense, the Company expected to acquire (directly or indirectly) (i) an initial 3% equity interest in Tekne (the “First Stage”), and (ii) the remaining 67% interest in Tekne by the end of 2025 (the “Second Stage”). Based on a third-party valuation, the August Letter also established an enterprise value of Tekne at $60 million, with the 70% interest to be acquired by the Company derivatively valued at approximately $42 million. Pursuant to the August Letter and subject to requirements imposed by the Italian government, Tekne granted the Company a one-year (a) period of exclusivity and (b) option right to complete the Second Stage.

To address matters raised in the Golden Power review, the Company agreed to assist with financing up to EUR 40 million for Tekne’s working capital needs over the next 12 months through August 2026. The Company planned to provide such support through (i) a EUR 10.5 million cash financing (“Capital Support”), and (ii) a EUR 30 million inventory monetization program. Any Capital Support provided to Tekne is expected to be converted to equity ownership of Tekne, once the investment is approved by the Italian government. In the event that the acquisition of a controlling interest in Tekne by Nuburu is not approved, Tekne will be obligated to repay all Capital Support provided by the Company.

In the August Letter, the Company and Tekne also agreed to form a U.S.-based joint venture (“Tekne US JV”), which would be owned 80% by the Company and 20% by Tekne.

The rights and obligations of Tekne and the Company under the August Letter were subsequently replaced in their entirety by the Tekne Letter entered into in November 2025 and described below.

Tekne letter of intent signed in November 2025 (“Tekne Letter”)

In November 2025, the Company, Tekne and shareholders of Tekne executed a letter of intent (the “Tekne Letter”) that replaced the rights and obligations of the parties under the August Letter. As set forth in the Tekne Letter, the parties intend to establish a “Contratto di Rete” (the “Network Contract”), which is a specific form of joint-venture contractual agreement under Italian law, instead of forming Tekne US JV or pursuing the Joint Pursuit Agreement described above. Under the Network Contract, (i) in the Americas, the Company will receive exclusive distribution rights for Tekne's products and solutions, with Tekne providing marketing and pre-sales support; (ii) for NATO, MENA and APAC countries, the Company and Tekne will collaborate on promoting and executing individual orders, potentially through joint ventures with local entities; and (iii) in Italy, the Company will pursue qualification as a new defense operator, the parties will jointly propose the Company’s products and solutions to Tekne's Italian clients, and Tekne will adopt in due course the Company’s operational resilience solutions to be provided upon the Company’s acquisition of Orbit. Tekne will provide its know-how, personnel, and Italian production and operational facilities for the design, development, and realization phases, while, for international markets, the Company will provide necessary guarantees, acquire existing and future project credits (a form of receivables financing), cover certain costs and expenses, and potentially establish regional production sites.

The Company also intends to provide EUR 15 million in support to Tekne by (i) providing EUR 2 million utilizing the Supply@ME (SYME) platform to facilitate an inventory monetization program, and (ii) providing EUR 13 million as a convertible loan (the “Tekne Loan”) upon the signing of the Network Contract, which is expected to occur by November 30, 2025. Conversion of the Tekne Loan requires approval of the Italian government. The Company’s willingness to enter into the Tekne Loan is conditioned on the Company being permitted to acquire an initial 2.9% interest in Tekne. In addition, the parties agreed that (i) Tekne’s affiliate will return the $4.2 million in assets placed in escrow by SFE EI for purposes of guaranteeing the Company's performance obligations in connection with the TCEI Acquisition, which is no longer required, and (ii) Tekne will release to the Company $875,000 in cash collateral provided by the Company and used to obtain a letter of credit for Tekne, which the Company intends to reinvest in Tekne. Once the above financial support structure has been established, the Company intends to submit, via its specialized subsidiary NUBURU Defense, a new “Golden Power” application to the Italian government by December 31, 2025.

Performance under the Tekne Letter is subject to the negotiation and execution of definitive agreements as well as stockholder and regulatory approvals.

SYME Strategic Investment (Related Party)

On March 14, 2025, we entered into a convertible facility with Supply@ME Capital Plc (“SYME”) to loan SYME up to $5.15 million. SYME is a fintech platform focused on Inventory Monetisation© solutions for manufacturing and trading companies. Upon conversion, the Company is expected to hold a controlling interest in SYME. Following approval by SYME stockholders, the Financial Conduct Authority, and The Panel on Takeovers and Mergers (collectively, the “SYME Approvals”), we may convert amounts outstanding under the facility into ordinary shares of SYME at a fixed conversion rate of £0.00003 per ordinary share, with conversion shares accompanied by a warrant to acquire one additional ordinary share of SYME for every two ordinary shares of SYME issued on any conversion, with an exercise price of £0.000039, as well as the ability to exercise on a cashless basis. The Company’s Executive Chairman and Co-Chief Executive Officer is the founder, current Chief Executive Officer and a director of SYME, and as a result, the proposed investment was negotiated and approved by the independent board members and Audit Committee.

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

In September 2025, in connection with the inventory monetization program discussed above, the Company advanced $400,000 (the “SYME Inventory Advance”) to a special purpose vehicle (“SPV”), an affiliate of SYME, pursuant to an advance payment letter in connection with a proposed subscription of a financial instrument to be issued by the SPV with the aim of monetizing the inventory of Tekne. The SYME Inventory Advance is non-interest-bearing and is refundable within two business days if the instrument is not issued on or before December 31, 2025 or upon breach by the SPV. As of September 30, 2025, the advance is recorded as a receivable within prepaid expenses and other current assets in the Company’s condensed consolidated balance sheet. Subsequent to September 30, 2025 through the date of issuance of this quarterly report, the Company advanced an additional $2,743,545 related to the SYME Inventory Advance.

NOTE 7. REVENUE

The Company’s primary revenue-generating activity involves sales of high-powered lasers and related installation services. The Company has sales to customers throughout the U.S., Europe, and Asia. All sales are settled in U.S. dollars.

The following table presents revenue from contracts with customers disaggregated by geography:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
United States	$—	$—	$—	$15,000
Asia	—	—	—	9,112
Europe	—	—	—	118,715
Total	$—	$—	$—	$142,827

The following table presents revenue from contracts with customers disaggregated by the timing of revenue recognition:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue recognized at a point in time	$—	$—	$—	$123,827
Revenue recognized over time	—	—	—	19,000
Total	$—	$—	$—	$142,827

Contract liabilities consist of customer deposits that are applied to invoices as the performance obligation is performed. Accounts receivable and contract liabilities were as follows on the dates presented:

	Accounts Receivable	Contract Liabilities
January 1, 2024	$482,279	$30,400
December 31, 2024	$—	$24,000
September 30, 2025	$—	$24,000

During the three months ended September 30, 2025 and 2024, the Company recognized no revenue that was included in the contract liabilities balance at the beginning of the reporting period. During the nine months ended September 30, 2025 and 2024, the Company recognized nil and $30,400 of revenue, respectively, that was included in the contract liabilities balance at the beginning of the reporting period.

NOTE 8. NOTES AND CONVERTIBLE NOTES PAYABLE

As of September 30, 2025 and December 31, 2024, the Company's outstanding debt consisted of the following:

	September 30, 2025	December 31, 2024
Current portion of notes payable:
Indigo Capital Convertible Notes	$4,473,515	$—
AZ Promissory Note (related party)	2,679,500	$—
TAG Promissory Note (related party)	1,666,126	—
Diagonal Convertible Notes	641,790	—
Agile Note	435,800	—
Brick Lane Convertible Notes	333,526	—
Bomore Convertible Notes	291,309	—
Boot Convertible Note	177,098	—
Torcross Convertible Note	145,654	—
Liqueous Obligation	10,545	1,053,824
Senior Convertible Notes Issued June 2023	—	4,683,069
Junior Notes Issued November 2023	—	2,369,122
August 2024 Convertible Notes	—	537,375
Additional August 2024 Convertible Notes	—	687,315
Unamortized debt discount and deferred financing costs	—	(88,522)
Current portion of notes payable	$10,854,863	$9,242,183

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

Extinguishments

During the nine months ended September 30, 2025, the Company issued 9,186,581 shares to noteholders to extinguish an aggregate $411,865 of principal and accrued interest under the Junior Notes. The reacquisition value of the debt was higher than the related carrying value, and thus resulted in an aggregate net loss on extinguishment of debt of $1,174,519 recorded in the condensed consolidated statement of operations.

During the nine months ended September 30, 2024, the Company issued 2,173,894 shares to noteholders to extinguish $2,459,267 of principal as well as interest accrued on the Junior Notes. The reacquisition value of the debt was higher than the related carrying value, and thus resulted in a loss on debt extinguishment of $6,366,173 recorded in the condensed consolidated statement of operations for the nine months ended September 30, 2024.

See Foreclosure collateral sale further below in this Note 8 for discussion of the extinguishment of the remaining Junior Notes on March 5, 2025.

Related Parties

The table below summarizes the outstanding principal amount of the Junior Notes to related parties:

Noteholder	September 30, 2025	December 31, 2024
David Seldin(1)	$—	$762,211
Eunomia, LP(2)	—	1,100,000
Total Junior Notes - related parties	$—	$1,862,211
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

Extinguishments

During the nine months ended September 30, 2025, the Company issued 1,878,620 shares to Esousa to extinguish an aggregate $389,375 of principal and accrued interest under the August 2024 Convertible Notes. The reacquisition value of the debt was higher than the related carrying value, and thus resulted in an aggregate net loss on extinguishment of notes payable of $2,123,403 recorded in the condensed consolidated statement of operations.

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

Extinguishments

During the nine months ended September 30, 2024, the Company issued 2,474,268 shares to noteholders to extinguish $1,902,169 of principal as well as interest accrued on the Senior Convertible Notes. The reacquisition value of the debt was higher than the related carrying value, and thus resulted in a loss on debt extinguishment of $5,231,630 recorded in the condensed consolidated statement of operations for the nine months ended September 30, 2024.

See Foreclosure collateral sale further below in this Note 8 for discussion of the extinguishment of the remaining Senior Convertible Notes on March 5, 2025.

Related Parties

The table below summarizes the outstanding principal amount of the Senior Convertible Notes to related parties:

Investor	September 30, 2025	December 31, 2024
Wilson-Garling 2023 Family Trust(1)	$—	$5,138,055
Eunomia, LP(2)	—	1,027,611
Curtis N Maas Revocable Trust(3)	—	102,761
Total Senior Convertible Notes - related parties	$—	$6,268,427
(1)
Thomas J. Wilson, an affiliate of Wilson-Garling 2023 Family Trust, was a member of the Legacy Nuburu board of directors.
(2)
Ron Nicol, manager of Eunomia, LP, was the Chairman of the Company’s board of directors until January 2025.
(3)
Curtis Maas, an affiliate of the Curtis N Maas Revocable Trust, was a member of the Legacy Nuburu board of directors.

Foreclosure Collateral Sale

On March 5, 2025, as part of the foreclosure process initiated by the Lead Investor (the “Foreclosure”), the lenders holding the outstanding Senior Convertible Notes held an auction for the sale of collateral securing the Company’s repayment obligations, which resulted in such lenders taking possession of such collateral in exchange for a full discharge and extinguishment of the Company’s $8,961,872 of indebtedness with respect to the Junior Notes and Senior Convertible Notes, as well as a loss on extinguishment of the Senior Convertible Notes of $1,682,641, of which $27,139 of this loss relates to related parties. The extinguishment of the Junior Notes did not result in a gain or loss on extinguishment as the proceeds deemed to be received by the holders of the Junior Notes in connection with the Foreclosure approximated the carrying value of the Junior Notes and all issuance costs were fully amortized. The loss on extinguishment of the Senior Convertible Notes is included within loss on extinguishment of notes payable within the condensed consolidated statement of operations for the nine months ended September 30, 2025.

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

During the third quarter of 2025, the Liqueous Obligation was assigned to Redstone Group I LLC (“Redstone”) and $1,097,113 of outstanding principal and accrued interest was settled through the issuance of 9,000,000 shares of the Company's Common Stock to Redstone, resulting in a loss on extinguishment of notes payable of $424,887 included in the condensed consolidated statement of operations for the three and nine months ended September 30, 2025 and an increase to additional paid-in capital of $1,519,152.

TAG Promissory Note (Related Party)

In January 2025, the Company issued a promissory note in a principal amount of $545,000 (the "TAG Promissory Note") to The AvantGarde Group ("TAG"), which is founded and owned by the Company's Executive Chairman and Co-Chief Executive Officer, as a replacement of a previously recorded shareholder advance. The TAG Promissory Note is subordinated to the Company's other outstanding debt instruments at the time of issuance, accrues interest beginning October 28, 2025 at SOFR plus a margin of 10% per annum and matures in January 2026, which may be extended by six months at the election of the Company if the Company does not have at least $2.5 million in available cash at the maturity date. The note is prepayable at any time prior to the maturity date without penalty. Upon an event of default, all outstanding principal and accrued interest is immediately due and payable.

In July 2025, following stockholder approval, the TAG Promissory Note was amended to permit TAG to convert any outstanding principal and unpaid accrued interest due under the TAG Promissory Note into shares of Common Stock at a conversion price equal to a 33.33% discount to the lowest daily volume weighted average price as reported by Bloomberg L.P. (“VWAP") during the 5 days prior to the conversion date. Certain conversion features of the TAG Promissory Note would typically be considered derivatives that would require bifurcation. The TAG Promissory Note is recorded at fair value, and the changes in the fair value are recorded within the condensed consolidated statement of operations. As the addition of the conversion feature resulted in debt that was considered substantially different, the amendment resulted in a loss on debt extinguishment of $1,094,914 included in the condensed consolidated statement of operations for the three and nine months ended September 30, 2025.

AZ Promissory Note (Related Party)

In April 2025, in connection with the TCEI Acquisition described in Note 6, the Company issued a promissory note in a principal amount of $900,000 to the Company's Executive Chairman and Co-Chief Executive Officer (the "AZ Promissory Note"). The AZ Promissory Note is subordinated to the Company's current and future outstanding secured debt instruments issued by an institutional lender and the Series A Preferred Stock, accrues interest beginning July 30, 2025 at 10% per annum, payable monthly after that date, and matures in April 2026. The note is prepayable at any time prior to the maturity date without penalty. The agreement requires immediate repayment of all outstanding principal and accrued interest if the Company is sold or raises more than $100 million through a single issuance or series of related issuances of securities (excluding employee, consultant, or strategic non-fundraising issuances). Upon an event of default, all outstanding principal and accrued interest is immediately due and payable.

In July 2025, following stockholder approval, the AZ Promissory Note was amended to permit the Company's Executive Chairman and Co-Chief Executive Officer to convert any outstanding principal and unpaid accrued interest due under the Chariman Promissory Note into shares of Common Stock at a conversion price equal to a 33.33% discount to the lowest daily VWAP during the 5 days prior to the conversion date. Certain conversion features of the AZ Promissory Note would typically be considered derivatives that would require bifurcation. As such, the Company elected to account for the AZ Promissory Note at fair value, and the changes in the fair value are recorded within the condensed consolidated statement of operations. As the addition of the conversion feature resulted in debt that was considered substantially different, the amendment resulted in a loss on debt extinguishment of $1,745,201 included in the condensed consolidated statement of operations for the three and nine months ended September 30, 2025.

Indigo Capital Convertible Notes

March 2025

On March 3, 2025, the Company entered into the following transactions:

•
in exchange for a capital infusion of $1,500,000, the Company issued to Indigo Capital LP ("Indigo Capital") a $1,578,495 face amount unsecured, convertible note (the "Indigo Capital Convertible Note"). The Indigo Capital Convertible Note bears no interest for so long as it is not in default and has a March 1, 2026 maturity date and a conversion price equal to a 20% discount to the lowest daily VWAP during the 5 days prior to the conversion date;
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

Certain conversion features of the March Indigo Capital Convertible Notes would typically be considered derivatives that would require bifurcation. The March Indigo Capital Convertible Notes are recorded at fair value, and the changes in the fair value are recorded within the condensed consolidated statement of operations. The excess of the initial fair value of $2,207,800 of the March Indigo Capital Convertible Notes over the proceeds received was recorded as a loss on issuance of notes payable on the condensed consolidated statement of operations of $707,800 during the nine months ended September 30, 2025. The excess of the initial fair value of $3,003,300 of the March Indigo Capital Exchange Convertible Note over the carrying amount of the August 2024 Convertible Notes was recorded as a loss on debt extinguishment on the condensed consolidated statement of operations of $2,123,403 during the nine months ended September 30, 2025. Transaction costs of $20,000 were expensed as incurred and included in the condensed consolidated statements of operations as a component of general and administrative expenses during the nine months ended September 30, 2025.

In March 2025, Indigo Capital converted $307,320 of contractual principal under the March Indigo Capital Exchange Convertible Notes, resulting in the issuance of 4,313,272 shares of Common Stock to Indigo Capital at a fair value of $907,578, which resulted in a gain of $124,014 recorded within change in fair value of notes payable in the condensed consolidated statements of operations for the nine months ended September 30, 2025.

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
•
in exchange for the extinguishment of an existing unsecured promissory note of the Company with a $2,003,097 face amount, the Company issued to Indigo Capital a $2,108,523 face amount unsecured, convertible note (the "April Indigo Capital Exchange Convertible Note") that bears no interest for so long as it is not in default, has an April 21, 2026 maturity date and a conversion price equal to the lowest VWAP during the 5 days prior to the conversion date.

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

Certain conversion features of the April Indigo Capital Convertible Notes would typically be considered derivatives that would require bifurcation. As such, the Company elected to account for the April Indigo Capital Convertible Notes at fair value, and the changes in the fair value are recorded within the condensed consolidated statement of operations. The excess of the initial fair value of $1,531,351 of the April Indigo Capital Convertible Note over the proceeds received was recorded as a loss on issuance of notes payable on the condensed consolidated statement of operations of $181,351 during the nine months ended September 30, 2025.

The Company incurred debt issuance costs of $40,000 related to the issuance of the April Indigo Capital Convertible Notes, which is included within other gain (loss), net on the condensed consolidated statements of operations for the nine months ended September 30, 2025.

July 2025

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

Issuances of Common Stock on conversion of the July Indigo Capital Convertible Note are limited to an amount equal to 19.9% of the outstanding Common Stock as of the date of execution, until such time as the transaction is approved by stockholders, and may not result in Indigo’s holding more than 9.9% and 4.99%, respectively, of the Company’s outstanding Common Stock at any time. The July Indigo Capital Convertible Note is also subordinate to the currently outstanding Series A Preferred Stock, solely with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company.

The foregoing transaction documents contain customary representations, warranties, and covenants, including customary events of default including, but not limited to, failure to pay amounts due when required, default in covenants, and bankruptcy events.

Certain conversion features of the July Indigo Capital Convertible Note would typically be considered derivatives that would require bifurcation. As such, the Company elected to account for the July Indigo Capital Convertible Note at fair value, and the changes in the fair value are recorded within the condensed consolidated statement of operations. The excess of the initial fair value of $193,858 of the July Indigo Capital Convertible Note over the proceeds received was recorded as a loss on issuance of notes payable on the condensed consolidated statement of operations of $43,858 during the three and nine months ended September 30, 2025.

August 2025

On August 18, 2025, the Company, in exchange for a capital infusion of $225,000, issued to Indigo a $225,000 face amount unsecured, convertible note (the “August Indigo Capital Convertible Note”). The August Indigo Capital Convertible Note bears no interest for so long as it is not in default and has an August 17, 2026 maturity date and a conversion price equal to 80% of the lowest VWAP during the 5 days prior to the conversion date.

Issuances of Common Stock on conversion of the August Indigo Capital Convertible Note are limited to an amount equal to 19.9% of the outstanding Common Stock as of the date of execution, until such time as the transaction is approved by stockholders, and may not result in Indigo holding more than 9.9% of the Company’s outstanding Common Stock at any time. The August Indigo Capital Convertible Note is also subordinate to the currently outstanding Series A Preferred Stock, solely with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company.

The foregoing transaction documents contain customary representations, warranties, and covenants, including customary events of default including, but not limited to, failure to pay amounts due when required, default in covenants, and bankruptcy events.

Certain conversion features of the August Indigo Capital Convertible Note would typically be considered derivatives that would require bifurcation. As such, the Company elected to account for the August Indigo Capital Convertible Note at fair value, and the changes in the fair value are recorded within the condensed consolidated statement of operations. The excess of the initial fair value of $274,300 of the August Indigo Capital Convertible Note over the proceeds received was recorded as a loss on issuance of notes payable on the condensed consolidated statement of operations of $49,300 during the three and nine months ended September 30, 2025.

The August Indigo Capital Convertible Note, July Indigo Capital Convertible Note, April Indigo Capital Convertible Notes and March Indigo Capital Convertible Notes are referred to collectively herein as the "Indigo Capital Convertible Notes". At September 30, 2025, the outstanding principal amount under the Indigo Capital Convertible Notes was $3,277,153. For additional information regarding the fair value of the Indigo Capital Convertible Notes, see Note 4.

Extinguishments

During the three and nine months ended September 30, 2025, Indigo Capital converted $1,875,503 and $3,100,626 of principal under the Indigo Capital Convertible Notes, resulting in the issuance of 15,413,379 and 29,221,075 shares, respectively, of Common Stock to Indigo Capital and a reduction in the fair value of the Indigo Capital Convertible Notes, with a corresponding increase to additional paid-in capital of $2,284,909 and $5,953,849, respectively.

In connection with the issuance of the April Indigo Capital Exchange Convertible Note in exchange for the extinguishment of an existing unsecured promissory note of the Company with a carrying value of $2,108,523, the Company recorded a loss on debt extinguishment of $185,388 during the nine months ended September 30, 2025.

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

The Company received net proceeds of $443,620 from the issuance of the Agile Note, which includes (i) a debt discount of $25,000 and (ii) debt issuance costs of $56,380, which are included in other gain (loss), net on the consolidated statements of operations during the nine months ended September 30, 2025.

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

At September 30, 2025, the outstanding principal amount outstanding under the Agile Note was $447,917. For additional information regarding the fair value of the Agile Note, see Note 4.

Diagonal Convertible Notes

May 2025

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

Certain conversion features of the Diagonal Convertible Note would typically be considered derivatives that would require bifurcation. As such, the Company elected to account for the Diagonal Convertible Note at fair value, and the changes in the fair value are recorded within the condensed consolidated statement of operations. The excess of the initial fair value of $399,955 of the Diagonal Convertible Note over the proceeds received was recorded as a loss on issuance of notes payable on the condensed consolidated statement of operations of $192,955 during the nine months ended September 30, 2025.

The Company received net proceeds of $178,000 from the issuance of the Diagonal Convertible Note, which includes (i) a debt discount of $20,700 and (ii) debt issuance costs of $29,000, which are included in other gain (loss), net on the consolidated statements of operations during the nine months ended September 30, 2025.

July 2025

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

Issuances of Common Stock on conversion of the July Diagonal Convertible Note are limited to an amount equal to 19.9% of the outstanding Common Stock as of the date of execution, until such time as the transaction is approved by stockholders, and may not result in Diagonal’s holding more than 4.99% of the Company’s outstanding Common Stock at any time. The July Diagonal Convertible Note is also subordinate to the currently outstanding Series A Preferred Stock, solely with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company.

The foregoing transaction documents contain customary representations, warranties, and covenants, including customary events of default including, but not limited to, failure to pay amounts due when required, default in covenants, and bankruptcy events.

Certain conversion features of the July Diagonal Convertible Note would typically be considered derivatives that would require bifurcation. As such, the Company elected to account for the July Diagonal Convertible Note at fair value, and the changes in the fair value are recorded within the condensed consolidated statement of operations. The excess of the initial fair value of $299,242 of the July Diagonal Convertible Note over the proceeds received was recorded as a loss on issuance of notes payable on the condensed consolidated statement of operations of $142,242 during the three and nine months ended September 30, 2025.

The Company received net proceeds of $141,000 from the issuance of the July Diagonal Convertible Note, which includes (i) a debt discount of $15,700 and (ii) debt issuance costs of $16,000, which are included in other gain (loss), net on the consolidated statements of operations during the three and nine months ended September 30, 2025.

The Diagonal Convertible Note and July Diagonal Convertible Note issued in connection with the above transactions are collectively referred to herein as the "Diagonal Convertible Notes". At September 30, 2025, the outstanding principal amount outstanding under the Diagonal Convertible Notes was 400,400. For additional information regarding the fair value of the Diagonal Convertible Notes, see Note 4.

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

Certain conversion features of the Boot Convertible Note would typically be considered derivatives that would require bifurcation. As such, the Company elected to account for the Boot Convertible Note at fair value, and the changes in the fair value are recorded within the condensed consolidated statement of operations. The excess of the initial fair value of $193,215 of the Boot Convertible Note over the proceeds received was recorded as a loss on issuance of notes payable on the condensed consolidated statement of operations of $93,215 during the nine months ended September 30, 2025.

The Company received net proceeds of $84,000 from the issuance of the Boot Convertible Note, which includes (i) a debt discount of $10,000 and (ii) debt issuance costs of $16,000, which are included in other gain (loss), net on the consolidated statements of operations during the nine months ended September 30, 2025.

At September 30, 2025, the outstanding principal amount outstanding under the Boot Convertible Note was $110,000. For additional information regarding the fair value of the Boot Convertible Note, see Note 4.

Brick Lane Convertible Notes

June 2025

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

The convertible notes issued in connection with the above transactions are collectively referred to herein as the "June Brick Lane Convertible Notes".

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

Certain conversion features of the June Brick Lane Convertible Notes would typically be considered derivatives that would require bifurcation. As such, the Company elected to account for the June Brick Lane Convertible Notes at fair value, and the changes in the fair value are recorded within the condensed consolidated statement of operations.

September 2025

On September 2, 2025, the Company, in exchange for a capital infusion of $125,000, issued to Brick Lane a $125,000 face amount unsecured, convertible note (the “September Brick Lane Convertible Note”). The September Brick Lane Convertible Note bears no interest for so long as it is not in default and has a September 2, 2026 maturity date and a conversion price equal to 70% of the lowest VWAP during the 5 days prior to the conversion date.

Issuances of Common Stock on conversion of the September Brick Lane Convertible Note are limited to an amount equal to 19.9% of the outstanding Common Stock as of the date of execution, until such time as the transaction is approved by stockholders, and may not result in Brick Lane holding more than 9.9% of the Company’s outstanding Common Stock at any time. The September Brick Lane Convertible Note is also subordinate to the currently outstanding Series A Preferred Stock, solely with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company.

The foregoing transaction documents contain customary representations, warranties, and covenants, including customary events of default including, but not limited to, failure to pay amounts due when required, default in covenants, and bankruptcy events.

The September Brick Lane Convertible Note and June Brick Lane Convertible Notes are collectively referred to herein as the "Brick Lane Convertible Notes". The terms of the Brick Lane Convertible Notes allow the Company to convert at any time after issuance without penalty at the conversion prices discussed above. From and after the occurrence of an event of default, the interest rate under the Brick Lane Convertible Notes increases to 15.0%.

Certain conversion features of the September Brick Lane Convertible Note would typically be considered derivatives that would require bifurcation. As such, the Company elected to account for the September Brick Lane Convertible Note at fair value, and the changes in the fair value are recorded within the condensed consolidated statement of operations. The excess of the initial fair value of $177,366 of the September Brick Lane Convertible Note over the proceeds received was recorded as a loss on issuance of notes payable on the condensed consolidated statement of operations of $52,366 during the three and nine months ended September 30, 2025.

At September 30, 2025, the outstanding principal amount outstanding under the Brick Lane Convertible Notes was $232,661. For additional information regarding the fair value of the Brick Lane Convertible Notes, see Note 4.

Extinguishments

During the second quarter of 2025, the Company recorded a loss on debt extinguishment of $1,071,997 related to the issuance of the Brick Lane Exchange Convertible Note to extinguish the 100,000 shares of the Company's outstanding Series A Preferred Stock, which represents the excess of the fair value of the Brick Lane Exchange Convertible Note over the carrying amount of the Series A Preferred Stock included in preferred stock liability on the consolidated balance sheet.

During the three and nine months ended September 30, 2025, Brick Lane converted $142,339 and $1,192,339 of principal under the Brick Lane Exchange Convertible Note, resulting in the issuance of 806,452 and 7,606,970 shares of Common Stock to Brick Lane and a reduction in the fair value of the Brick Lane Convertible Notes, with a corresponding increase to additional paid-in capital, of $131,452 and $2,396,025, respectively.

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

At September 30, 2025, the outstanding principal amount outstanding under the Bomore Convertible Notes was $250,000. For additional information regarding the fair value of the Bomore Convertible Notes, see Note 4.

Extinguishments

During the nine months ended September 30, 2025, the Company recorded a loss on debt extinguishment of $140,323 related to the issuance of the Bomore Exchange Convertible Note to extinguish the 100,000 shares of the Company's outstanding Series A Preferred Stock, which represents the excess of the fair value of the Bomore Exchange Convertible Note over the carrying amount of the Series A Preferred Stock included in preferred stock liability on the consolidated balance sheet.

During the three months ended September 30, 2025, Bomore converted $1,050,000 of principal under the Bomore Convertible Notes, resulting in the issuance of 3,253,796 shares of Common Stock to Bomore and a reduction in the fair value of the Bomore Convertible Notes, with a corresponding increase to additional paid-in capital, of $1,112,798.

Torcross Convertible Note

On June 25, 2025, the Company entered into the following transactions with Torcross Capital LLC (“Torcross”):

•
in exchange for the transfer of 40,000 shares of the Company’s outstanding Series A Preferred Stock to the Company, the Company is required to issue to Torcross a $400,000 face amount unsecured, convertible note (the "Torcross Exchange Convertible Note"), which transaction was not yet closed as of September 30, 2025 and therefore the Torcross Exchange Convertible Note is not reflected in these condensed consolidated financial statements nor is the transfer of the 40,000 shares of Series A Preferred Stock to the Company. In November 2025, through a rescission agreement, the Company and Torcross rescinded the transactions set forth in the Torcross Exchange Convertible Note, such that the parties are deemed to have not entered into such transactions; and
•
in exchange for a capital infusion of $100,000, the Company issued to Torcross a $100,000 face amount unsecured, convertible note (the "Torcross Convertible Note"). The note bears no interest for so long as it is not in default, has a June 24, 2026 maturity date and a conversion price equal to 80% of the lowest VWAP during the 5 days prior to the conversion date.

The terms of the Torcross Convertible Note allow the Company to convert at any time after issuance without penalty at the conversion prices discussed above. From and after the occurrence of an event of default, the interest rate under the Torcross Convertible Note increases to 15.0%.

Issuances of Common Stock on conversion of such note is limited to an amount equal to 19.9% of the outstanding Common Stock as of the date of execution, until such time as the transaction is approved by stockholders, and may not result in Torcross holding more than 9.9% of the Company’s outstanding Common Stock at any time. The note is also subordinate to the currently outstanding Series A Preferred Stock, solely with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company.

The foregoing transaction documents contain customary representations, warranties, and covenants, including customary events of default including, but not limited to, failure to pay amounts due when required, default in covenants, and bankruptcy events.

Certain conversion features of the Torcross Convertible Note would typically be considered derivatives that would require bifurcation. As such, the Company elected to account for the Torcross Convertible Note at fair value, and the changes in the fair value are recorded within the condensed consolidated statement of operations. The excess of the initial fair value of $133,883 of the Torcross Convertible Note over the proceeds received was recorded as a loss on issuance of notes payable on the condensed consolidated statement of operations of $33,883 during the nine months ended September 30, 2025.

At September 30, 2025, the outstanding principal amount outstanding under the Torcross Convertible Note was $100,000. For additional information regarding the fair value of the Torcross Convertible Note, see Note 4.

Yorkville Promissory Note

On June 30, 2025, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with the investors party thereto pursuant to which the Company issued a debenture in the amount of $1,250,000 in exchange for a capital infusion of $1,100,000 (the "Yorkville Promissory Note"), which closed in July 2025.

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

Certain features of the Yorkville Promissory Note would typically be considered derivatives that would require bifurcation. As such, the Company elected to account for the Yorkville Promissory Note at fair value, and the changes in the fair value are recorded within the condensed consolidated statement of operations. The excess of the initial fair value of $1,255,700 of the Yorkville Convertible Note over the proceeds received was recorded as a loss on issuance of notes payable on the condensed consolidated statement of operations of $155,700 during the nine months ended September 30, 2025.

The Company incurred debt issuance costs of $127,000 related to the issuance of the Yorkville Promissory Note, which is included within other gain (loss), net on the condensed consolidated statements of operations for the nine months ended September 30, 2025. The excess of the initial fair value of $1,255,700 of the Yorkville Promissory Note over the proceeds received was recorded as a loss on issuance of notes payable on the condensed consolidated statements of operations of $155,700 during the three and nine months ended September 30, 2025. During the third quarter of 2025, the Company used proceeds from the SEPA to pay all outstanding principal and interest under the Yorkville Promissory Note, as further described in Note 11.

NOTE 9. EQUITY

Common Stock

On September 16, 2025, the Company consummated a best efforts public offering (the “Offering”) of an aggregate of (i) 32,373,536 shares of Common Stock, par value $0.0001 per share, of the Company, (ii) 51,660,075 warrants, with an exercise price of $0.0001 per share, to purchase shares of Common Stock ("Offering Pre-Funded Warrants"), and (iii) 126,050,417 warrants, with an exercise price of $0.1714 per share, to purchase shares of Common Stock ("Offering Common Stock Warrants"). Each share of Common Stock or Offering Pre-Funded Warrant was sold together with one Offering Common Stock Warrant to purchase 1.5 shares of Common Stock. The combined offering price for each share of Common Stock and Offering Common Stock Warrant was $0.1428, and the combined offering price for each Offering Pre-Funded Warrant and accompanying Offering Common Stock Warrant was $0.1427. For additional information related to the warrants issued in connection with the Offering, see Note 10.

The Company received gross proceeds of $11,994,834 from the Offering and incurred $1,668,303 of offering costs, including the initial fair value of the Offering Placement Agent Warrants, as defined below, of $417,815, which were recorded as a reduction of additional paid-in capital, resulting in net cash proceeds of $10,744,346. The Company intends to use the net proceeds from this Offering to support the phased acquisitions of businesses and for working capital and general corporate purposes. The Offering was completed on the terms available to the Company at that time.

In connection with the Offering, the Company entered into a Securities Purchase Agreement (the “Offering Purchase Agreement”) with certain institutional and retail investors. Pursuant to the Offering Purchase Agreement, the Company agreed not to issue, enter into any agreement to issue or announce the issuance or proposed issuance of any shares of Common Stock or any securities convertible into or exercisable or exchangeable for shares of Common Stock or file any registration statement or prospectus, or any amendment or supplement thereto for 60 days after the closing date of the Offering (i.e. November 15, 2025), subject to certain exceptions. The Company agreed not to effect or enter into an agreement to effect any issuance of Common Stock or any securities convertible into or exercisable or exchangeable for shares of Common Stock involving a Variable Rate Transaction (as defined in the Offering Purchase Agreement) until six months after the closing date of the Offering (i.e. March 16, 2026), subject to certain exceptions. Additionally, in connection with the Offering, each of the officers and directors of the Company and holders of 10% or more of the Company’s outstanding shares of Common Stock entered into lock-up agreements, pursuant to which they agreed not to sell or transfer any of the Company securities they hold, subject to certain exceptions, during the 60 days following the closing of the Offering.

The Offering Purchase Agreement contains customary representations, warranties and agreements by the Company, customary conditions to closing, indemnification obligations of the Company and the purchasers, including for liabilities arising under the Securities Act of 1933, as amended (the “Securities Act”), other obligations of the parties and termination provisions. The representations, warranties and covenants contained in the Offering Purchase Agreement were made only for the purposes of such agreement and as of specific dates, were solely for the benefit of the parties to such agreement and may be subject to limitations agreed upon by the contracting parties. A holder will not have the right to exercise any portion of the Offering Common Stock Warrants or Offering Pre-Funded Warrants if the holder (together with its affiliates) would beneficially own in excess of 4.99% or 9.99%, as applicable, of the number of shares of Common Stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the Offering Common Stock Warrants or the Offering Pre-Funded Warrants, respectively.

Pursuant to a Placement Agency Agreement (the “Placement Agency Agreement”) with Joseph Gunnar & Co., LLC (the “Placement Agent”), the Company agreed to pay the Placement Agent in connection with the Offering (i) a total cash fee equal to up to seven and a half percent (7.5%) of the aggregate gross proceeds raised in the Offering for amounts up to and including $10,000,000, and an additional cash fee equal to six percent (6.0%) of the gross proceeds raised in the Offering for amounts in excess of $10,000,000, and (ii) reimbursement for reasonable accountable and out-of-pocket expenses incurred relating to the offering up to $100,000.

Also pursuant to the Placement Agency Agreement, the Company, in connection with the Offering, agreed to issue to the Placement Agent or its designees warrants (the “Offering Placement Agent Warrants”) to purchase up to an aggregate of 3,361,344 shares of Common Stock. The Offering Placement Agent Warrants have an exercise price of $0.1785 per share (which represents 125% of the combined public offering price per share of Common Stock and accompanying Offering Common Stock Warrant), expire on the five-year anniversary of the commencement of sales in the Offering, and are exercisable beginning six months from the date of issuance.

The shares of Common Stock, the Offering Pre-Funded Warrants, the Offering Common Stock Warrants and the Offering Placement Agent Warrants were offered by the Company pursuant to a registration statement filed with the SEC on September 10, 2025, and declared effective by the SEC on September 12, 2025, and a registration statement filed with the SEC on September 16, 2025.

The foregoing descriptions of the Offering Purchase Agreement, the Placement Agency Agreement, the Offering Common Stock Warrants, the Offering Pre-Funded Warrants and the Offering Placement Agent Warrants are not complete and are qualified in their entirety by reference to the full text of the form of Offering Purchase Agreement, Placement Agency Agreement, the form of Offering Common Stock Warrant, the form of Offering Pre-Funded Warrant, and the form of Offering Placement Agent Warrant.

Series A Preferred Stock

The Company is authorized to issue 50,000,000 shares of preferred stock with a par value of $0.0001 per share (the “Preferred Stock”) with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2025 and December 31, 2024, there were 2,188,905 and 2,388,905, respectively, of shares of preferred stock issued and outstanding.

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

Redemption

On the second anniversary of the Closing Date, or January 31, 2025 (the “Test Date”), the Company is obligated to redeem the maximum portion of the Preferred Stock permitted by law in cash at an amount equal to the Original Issuance Price as of such date if the Conversion Price exceeds the VWAP. If, on the Test Date, the Conversion Price is equal to or less than the VWAP, the Company must convert all shares of Preferred Stock then outstanding into shares of the Company’s Common Stock at the then applicable Conversion Price. Notwithstanding the foregoing, the Company shall not be required to redeem any shares of Preferred Stock to the extent the Company does not have legally available funds to effect such redemption. The mandatory redemption and conversion provisions described herein are further subject to certain limitations detailed in the Certificate of Designations. As a result of such redemption feature, the Company recorded the Preferred Stock at its redemption value and classified the Preferred Stock as mezzanine equity on the consolidated balance sheet through January 31, 2025. As the Conversion Price of the Preferred Stock exceeded the VWAP on the Test Date, the Company was obligated to redeem the Preferred Stock beginning at that time and, as such, reclassified such Preferred Stock from mezzanine equity to a current liability on January 31, 2025. The preferred stock current liability was initially recorded at its fair value on January 31, 2025 of $13,491,000 and subsequently remeasured to its redemption amount of $10.00 per share, or $23,889,050, as the Preferred Stock is currently mandatorily redeemable at such amount, with the difference between the initial fair value and carrying value of $10,398,050 recorded as an adjustment to net loss available to common shareholders on the condensed consolidated statement of operations for the nine months ended September 30, 2025. The remeasurement of the liability subsequent to issuance to the redemption value of $10,398,050 is recorded within interest expense recognized on remeasurement of preferred stock liability on the condensed consolidated statement of operations for the nine months ended September 30, 2025.

NOTE 10. WARRANTS

The following table provides a summary of the number of the Company's outstanding warrants:

	September 30, 2025	December 31, 2024
Liability-classified warrants:
Offering Common Stock Warrants	123,454,232	—
Junior Note Warrants	859,315	859,315
Public Warrants	417,770	417,770
Total liability-classified warrants outstanding	124,731,317	1,277,085

Equity-classified warrants:
Offering Pre-Funded Warrants	31,660,075	—
Offering Placement Agent Warrants	3,361,344	—
June 2023 Senior Note Warrants	335,210	335,210
Pre-Funded Warrants	—	837,116
August 2024 Warrants Issued with Junior Notes	19,892	19,892
Total equity-classified warrants outstanding	35,376,521	1,192,218

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

Public Warrants

In connection with the closing of the Business Combination, Nuburu assumed the 16,710,785 Public Warrants outstanding on the date of Closing. As of September 30, 2025, all 16,710,785 Public Warrants remain outstanding. However, on December 12, 2023, the NYSE notified the Company and publicly announced that the NYSE had determined to (a) commence proceedings to delist the Company’s Public Warrants, each whole Public Warrant exercisable to purchase one share of the Company’s Common Stock at a price of $460.00 per share, and listed to trade on the NYSE under the symbol “BURU WS”, and (b) immediately suspend trading in the Public Warrants due to “abnormally low” trading price levels. As such, the Public Warrants were determined to have no value in the financial statements as of September 30, 2025.

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

Offering Common Stock Warrants

On September 16, 2025, in connection with the Offering, as described in Note 9, the Company issued 126,050,417 liability-classified Offering Common Stock Warrants to purchase shares of Common Stock. Each Offering Common Stock Warrant is immediately exercisable, has an exercise price of $0.1714 per share, subject to adjustment upon certain events, and expires on September 16, 2030. The warrants may be exercised in whole or in part for cash or, in certain circumstances, on a cashless basis, subject to certain beneficial ownership limitations. Net proceeds from the Offering were first allocated to the liability-classified Offering Common Stock Warrants at their aggregate issuance date fair value of $20,747,899, which was greater than the net proceeds received from the Offering of $10,744,346, therefore the Company recorded a loss on issuance of warrants on the condensed consolidated statements of operations of $8,756,303 for the three and nine months ended September 30, 2025, with no residual net proceeds allocated to the Common Stock and Offering Pre-Funded Warrants. Changes in the fair value of the Offering Common Stock Warrants are included within change in fair value of warrant liabilities in the consolidated statements of operations for the three and nine months ended September 30, 2025.

During the three and nine months ended September 30, 2025, 2,596,185 Offering Common Stock Warrants were exercised, resulting in the issuance of 3,361,443 shares of Common Stock and the derecognition of the related warrant liability, which resulted in an increase to equity of $496,714 for the three and nine months ended September 30, 2025.

During October 2025, the Company issued 122,688,974 shares of Common Stock upon the cashless exercise of 121,570,710 Offering Common Stock Warrants.

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

The Company accounted for the Pre-Funded Warrants Modification in accordance with ASC 815, Derivatives and Hedging, where the effect of a modification shall be measured as the difference between the fair value of the modified warrant and the fair value of the original warrant immediately before its terms are modified, with each measured on the modification date. As a result of the Pre-Funded Warrants Modification, which was not contemplated as a result of an equity or debt financing, but rather, as a settlement of any claims between the parties related to non-performance of obligations under certain previous agreements executed between the Company and Liqueous, the Company recorded (i) an increase to additional paid-in capital of $3,075,444 related to the incremental fair value of the modified Pre-Funded Warrants over the fair value of the original Pre-Funded Warrants, each measured on the modification date and (ii) a loss on settlement of an aggregate $2,026,380, which represents the incremental fair value of the modified Pre-Funded Warrants over the fair value of the original Pre-Funded Warrants, each measured on the modification date, less cash received or receivable related to the Liqueous Settlement Agreement of $1,050,000. The loss on settlement is recorded in loss on extinguishment of notes payable on the condensed consolidated statement of operations during the nine months ended September 30, 2025.

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

Offering Pre-Funded Warrants and Offering Placement Agent Warrants

On September 16, 2025, in connection with the Offering, as described in Note 9, the Company issued (i) 51,660,075 equity-classified Offering Pre-Funded Warrants to purchase shares of Common Stock and (ii) 3,361,344 equity-classified Offering Placement Agent Warrants to purchase shares of Common Stock. The Offering Pre-Funded Warrants have an exercise price of $0.0001 per share, are exercisable immediately, and remain outstanding until exercised in full. The Offering Placement Agent Warrants have an exercise price of $0.1785 per share, subject to adjustment upon certain events, are exercisable beginning March 16, 2026, and expire on September 16, 2030. The Offering Pre-Funded Warrants and Offering Placement Agent Warrants may be exercised in whole or in part for cash or, in certain circumstances, on a cashless basis, subject to certain beneficial ownership limitations. As discussed above, net proceeds from the Offering were first allocated to the liability-classified Offering Common Stock Warrants at their aggregate issuance date fair value, and no residual proceeds were allocated to the Common Stock and Offering Pre-Funded Warrants. The issuance date fair value of the Offering Placement Agent Warrants of $417,815 was treated as an equity-issuance cost and reduction in additional-paid in capital, and was estimated using the Monte Carlo simulation based approach, a Level 3 valuation, with the following assumptions:

Upon Issuance
Offering Placement Agent Warrants:
Stock price	$0.1395
Expected term (in years)	5.0
Expected volatility	145.0%
Risk-free interest rate	3.6%
Expected dividend yield	0.0%

During the three and nine months ended September 30, 2025, 20,000,000 Offering Pre-Funded Warrants were exercised, resulting in the issuance of 19,986,000 shares of Common Stock. During October 2025, the Company issued 31,637,913 shares of Common Stock upon the cashless exercise of 31,660,075 Offering Pre-Funded Warrants.

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

Upon the satisfaction of the conditions to the SEPA Investor’s purchase obligation set forth in the SEPA, including having a registration statement registering the resale of the shares of Common Stock issuable under the SEPA declared effective by the SEC, which occurred on July 24, 2025, the Company will have the right, but not the obligation, from time to time at its discretion, to direct the SEPA Investor to purchase a specified number of shares of Common Stock (an “Advance”) by delivering written notice to the SEPA Investor (an “Advance Notice”). On July 24, 2025, a registration statement was declared effective by the SEC allowing the SEPA Investor to resell up to 20 million shares of Common Stock. On September 23, 2025, a registration statement was declared effective by the SEC allowing the SEPA Investor to resell up to another 30 million shares of Common Stock. While there is no mandatory minimum amount for any Advance, it may not exceed 100% of the average of the daily traded amount during the five consecutive trading days immediately preceding an Advance Notice.

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

The net proceeds payable to the Company under the SEPA will depend on the frequency and prices at which Common Stock is sold. The Company was required to use any proceeds received under the SEPA to pay outstanding principal and interest under the Yorkville Promissory Note (as defined and described in Note 8) until the Yorkville Promissory Note was paid in its entirety. Since the Yorkville Promissory Note was repaid in full, the Company expects that proceeds received from such sales will be used primarily for working capital and general corporate purposes and for purposes of implementing its business plan focused on building a stable foundation for the future business.

Joseph Gunnar & Co., LLC acted as the sole placement agent for the private placement.

The SEPA is accounted for as a liability at fair value under ASC 815, as it includes an embedded put option and an embedded forward contract. The put option is recognized at inception, and the forward option is recognized upon issuance of notice for the sale of the Company's Common Stock. The fair value of the derivative liability related to the embedded put option is included within SEPA liability on the condensed consolidated balance sheet, and was estimated at $2,582,724 at inception of the agreement, with changes in fair value each reporting period recognized within change in fair value of SEPA liability on the condensed consolidated statements of operations.

As consideration for the SEPA Investor’s commitment to purchase the shares of Common Stock pursuant to the SEPA, the Company incurred (i) a structuring fee payable to the SEPA Investor in the amount of $25,000, (ii) a commitment fee payable to the SEPA Investor in Common Stock in an amount equal to 1% of the Commitment Amount, or $1,000,000, to be paid 50% on execution of the SEPA and 50% 90 days following the date of the SEPA and (iii) legal expenses of $50,000 related to the issuance of the SEPA. Such fees are included within SEPA fees and issuance costs on the condensed consolidated statements of operations for the nine months ended September 30, 2025 and SEPA liability on the condensed consolidated balance sheet as of June 30, 2025. The 50% portion of the commitment fee payable that was owed at execution of the SEPA resulted in the issuance of 1,332,623 shares of Common Stock to the SEPA Investor during the second quarter of 2025. Additionally, on July 15, 2025, the Company issued the remaining 1,332,623 shares of Common Stock to the SEPA Investor.

As a result of the Company's public offering on September 16, 2025, the Company's use of the SEPA is subject to limitations set forth in the Offering Purchase Agreement for a period of six months.

During the three months ended September 30, 2025, the Company sold 9,801,958 shares of Common Stock under the SEPA for aggregate gross proceeds of approximately $1,830,853, before deducting cash fees and expenses of approximately $28,451. Of the total gross proceeds, approximately $1,261,880 was used to pay the outstanding principal and accrued interest under the Yorkville Promissory Note.

Through the date of issuance of this quarterly report, the Company issued an aggregate 50,000,000 shares of Common Stock under the SEPA and received aggregate net cash proceeds of $21,909,405.

NOTE 12. STOCK-BASED COMPENSATION

As of September 30, 2025, the Company had an active stock-based incentive compensation plan and an employee stock purchase plan: the 2022 Equity Incentive Plan (the “2022 Plan”) and the 2022 Employee Stock Purchase Plan (the “ESPP”). All new equity compensation grants are issued under these two plans; however, outstanding awards previously issued under inactive plans will continue to vest and remain exercisable in accordance with the terms of the respective plans.

The 2022 Plan provides for the grant of stock and stock-based awards including stock options, restricted stock, restricted stock units, performance awards, and stock appreciation rights. Effective July 1, 2025, the shares available for grant under the 2022 Plan and the ESPP increased by 3,560,000 and 710,000 shares, respectively, in accordance with the terms of the respective plans. As of September 30, 2025, there were approximately 3,844,680 shares available for grant under the 2022 Plan and approximately 753,000 shares available for grant under the ESPP.

Stock-Based Compensation Expense

Total stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations is classified as follows:

	Three months ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenue	$—	$118,774	$105,734	$364,286
Research and development	—	112,528	93,425	378,442
Selling and marketing	41,395	9,371	244,264	(189,828)
General and administrative	166,113	206,932	558,731	959,392
Total stock-based compensation expense	$207,508	$447,605	$1,002,154	$1,512,292

The Company’s stock-based compensation expense is based on the value of the portion of stock-based payment awards that are ultimately expected to vest. During the three months ended September 30, 2025 and 2024, stock-based compensation relating to stock-based awards granted to consultants was $41,375 and $40,993, respectively. During the nine months ended September 30, 2025 and 2024, stock-based compensation relating to stock-based awards granted to consultants was $282,818 and $152,010, respectively. The 2025 amounts include expense that relates to the arrangements further described below under Common Stock Issued for Services.

Restricted Stock Units

The Company grants Restricted Stock Units ("RSUs") to its employees for their services with a liquidity event requirement. The RSUs granted to employees vest over a period of time from the grant date and are subject to the participants continuing service to the Company over the period. The following table shows a summary of the Company's RSUs outstanding as of September 30, 2025 and December 31, 2024 as well as activity during the period then ended:

	RSUs
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2024	4,562	$223.07
RSUs vested	(2,675)	$229.53
RSUs forfeited	(275)	$36.42
Unvested at September 30, 2025	1,612	$244.19

The total grant date fair value of RSUs awarded was nil and $246,000 during the nine months ended September 30, 2025 and 2024, respectively. The total grant date fair value of RSUs vested was $613,989 and $1,049,265 during the nine months ended September 30, 2025 and 2024, respectively.

As of September 30, 2025, total unrecognized stock-based compensation costs related to RSUs were $393,631, which are expected to be recognized over a remaining weighted average period of 0.25 years. As of September 30, 2025, all of the outstanding RSUs are expected to vest.

Stock Options

The Company's outstanding stock options generally expire 10 years from the date of grant and are exercisable when the options vest, generally over four years, the majority of which vest at a rate of 25% on the first anniversary of the grant date, with the remainder vesting ratably each month over the next three years. A summary of stock option activity is as follows:

	Number of Stock Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2024	218,430	$40.80	7.1	$7,375.15
Options cancelled or forfeited	(177,362)	$36.65
Options outstanding at September 30, 2025	41,068	$58.69	2.2	$—
Options exercisable at September 30, 2025	35,860	$63.86	1.4	$—
Options vested and expected to vest at September 30, 2025	41,068	$58.69	2.2	$—

The weighted-average grant date fair value of options granted to employees and consultants was nil and $5.46 per share for the nine months ended September 30, 2025 and 2024, respectively.

As of September 30, 2025, total unrecognized stock-based compensation cost related to stock options was $46,189, which is expected to be recognized over a weighted-average period of 1.82 years.

The Company estimates the fair value of the options utilizing the Black-Scholes option pricing model, which is subjective and dependent upon several variables, including expected option term, expected volatility of the Company’s share price over the expected term, expected risk-free interest rate over the expected option term, and expected dividend yield rate over the expected option term, and actual forfeiture rates. A summary of the weighted-average assumptions the Company utilized for option grants during the nine months ended September 30, 2025 and 2024, respectively, are as follows:

	Nine Months Ended September 30,
	2025	2024
Expected term (in years)	N/A	4.0
Expected volatility	N/A	47.8% - 55.0%
Risk-free interest rate	N/A	4.0% - 4.5%
Expected dividend yield	N/A	0.0%

Common Stock Issued for Services

During the first quarter of 2025, the Company entered into arrangements with non-employee consultants for services to be provided in exchange for (i) the required issuance of 3,830,189 shares of Common Stock, (a) 1,000,000 of which were equity-classified, with 500,000 of those shares relating to services previously provided and the remaining 500,000 shares relating to services to be provided over the term of the agreement, and (b) 2,830,189 of which were liability-classified, and for which all services have not yet been provided by the non-employee consultants, and (ii) the required quarterly issuance of a variable number of shares of Common Stock equal to $25,000, priced based on the average closing price of the Company's Common Stock for the previous five trading dates prior to issuance, which are liability-classified. During the second quarter of 2025, the Company issued the 3,830,189 shares of Common Stock.

The amount of 2,830,189 shares of Common Stock was adjustable, as of the earlier of a resale registration statement’s effectiveness or six months from the date of the agreement, to ensure an aggregate market value of $600,000, with shares of Common Stock forfeited if the value was higher and additional shares of Common Stock issued if lower. In accordance with this provision, during the three months ended September 30, 2025, the Company was required to issue an additional 1,425,130 shares of Common Stock, which were not yet issued as of September 30, 2025. Additionally, as of September 30, 2025, the Company was required to issue 375,920 shares of Common Stock pursuant to the required quarterly issuances under the arrangement, which had not yet been issued as of September 30, 2025.

Equity-classified awards

Stock-based compensation expense for the equity-classified awards was recognized based on the fair value of the Company’s Common Stock on the date of grant over the requisite service period. For the three and nine months ended September 30, 2025, the total stock-based compensation expense recognized for the equity-classified awards was $16,375 and $169,208, respectively. Additionally, as of September 30, 2025, as the non-employee consultants had not provided all services related to the 500,000 shares issued and the service term had not ended, $92,792 was recorded within prepaid expenses and other current assets on the condensed consolidated balance sheet, which will be amortized using the straight-line method to stock-based compensation expense over the remaining requisite service period.

Liability-classified awards

Liability-classified awards represent compensation for services to be provided over the term of the agreements, and are measured based on a fixed monetary value to be paid to the non-employee consultants settled through the issuance of a variable number of shares of Common Stock.

For the three and nine months ended September 30, 2025, the total stock-based compensation expense recognized for the liability-classified awards was $25,000 and $75,000, respectively. As of September 30, 2025, $75,000 is included within accrued expenses on the condensed consolidated balance sheet related to the required quarterly issuance of Common Stock. Additionally, as of September 30, 2025, as the non-employee consultants had not provided all services related to the 4,255,319 shares issued and required to be issued and the service term had not ended, $600,000 was recorded within prepaid expenses and other current assets on the condensed consolidated balance sheets, which will be amortized using the straight-line method to stock-based compensation expense over the remaining requisite service period.

NOTE 13. INCOME TAX

Due to its current operating losses, the Company recorded zero income tax expense during the three and nine months ended September 30, 2025 and 2024. During these periods, the Company’s activities were limited to U.S. federal and state tax jurisdictions, as it does not have any significant foreign operations.

Due to the Company’s history of cumulative losses and after considering all the available objective evidence, management concluded that it is not more likely than not that all of the Company’s net deferred tax assets will be realized in the future. Accordingly, the Company’s deferred tax assets, which include net operating loss (“NOL”) carryforwards and tax credits related primarily to research and development, continue to be subject to a valuation allowance as of September 30, 2025. The Company expects to continue to maintain a full valuation allowance until there is sufficient evidence to support recoverability of its deferred tax assets.

Utilization of the NOL carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended, and similar state provisions. Generally, in addition to certain entity reorganizations, the limitation applies when one or more "5-percent stockholders" increase their ownership, in the aggregate, by more than 50 percentage points over a 36-month time period testing period, or beginning the day after the most recent ownership change, if shorter. The Company has determined that a Section 382 change in ownership occurred during 2023. As a result of this change in ownership, we expect that certain of the Company's NOLs may not be utilized in the future to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. However, due to the full valuation allowance recorded as of September 30, 2025, the limitation does not affect the Company's results of operations for the periods presented.

On July 4, 2025, the One Big Beautiful Bill Act ("OBBB Act"), which includes a broad range of tax reform provisions, was signed into law in the United States and the Company continues to assess its impact. The Company currently does not expect the OBBB Act to have a material impact on its estimated annual effective tax rate in 2025.

NOTE 14. NET LOSS PER SHARE

Contingently issuable shares are included in basic and diluted earnings per share (“EPS") only when all specified contingencies other than time have been satisfied. Shares issuable in connection with the SEPA are excluded from basic EPS because issuances are contingent on meeting price thresholds, volume limitations, and regulatory caps. As those contingencies were not satisfied as of September 30, 2025, no shares issuable under the SEPA were included in the denominator of basic EPS for the three and nine months ended September 30, 2025.

Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised, vested, or converted into Common Stock, and is computed by dividing net income (loss) available to common stockholders by the weighted-average number of shares of Common Stock outstanding during the period, adjusted for the effect of potentially dilutive shares of Common Stock using the treasury stock or if-converted methods, as applicable. Diluted EPS for the three and nine months ended September 30, 2025 and 2024 excluded the effect of potentially dilutive shares of Common Stock because the effect of their inclusion would be anti-dilutive or would decrease the reported loss per share.

Basic and diluted EPS presented for the three and nine months ended September 30, 2025 includes (i) 24,700,419 shares of Common Stock that the Company was required to issue but had not yet issued as of September 30, 2025 and (ii) 11,688,075 in Offering Pre-Funded Warrants issued but not yet exercised as of September 30, 2025.

The following table sets forth securities outstanding that could potentially dilute the calculation of diluted earnings per share:

	Three and Nine Months Ended September 30,
	2025	2024
Offering Common Stock Warrants	123,454,232	185,642
Offering Pre-Funded Warrants	31,660,075	859,315
Offering Placement Agent Warrants	3,361,344	417,770
Junior Note Warrants	859,315	335,210
Public Warrants	417,770	19,892
Pre-Funded Warrants	—	837,116
June 2023 Senior Note Warrants	335,210	—
August 2024 Warrants Issued with Junior Notes	19,892	—
Stock options outstanding	41,068	—
Unvested restricted stock units	1,612	6,620
If-converted Common Stock from Series A Preferred Stock(1)	109,445	119,445
If-converted Common Stock from convertible notes	37,551,994	32,932,138
Total	197,811,957	35,713,148

(1)
Assumed that all shares of Series A Preferred Stock were converted into Common Stock at a conversion rate equal to $0.25 divided by $5.00, representing the maximum number of shares issuable to holders of Series A Preferred Stock.

NOTE 15. SEGMENT REPORTING

Operating segments are defined as components of an entity about which discrete financial information is evaluated regularly by the Chief Operating Decision Maker ("CODM") in deciding how to allocate resources and assess performance. The Company operates and manages its business as one business segment, which is high-power, high-brightness blue laser technology. Accordingly, the Company has one reportable segment. The Company has a single management team that reports to the Executive Chairman and Co-Chief Executive Officer, the Company's CODM, who comprehensively manages the entire Company. The accounting policies of the segment are the same as those described in the summary of significant accounting policies.

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

The following table shows a reconciliation of the Company’s net loss, including the significant expense categories regularly provided to and reviewed by the CODM, as computed under U.S. GAAP, to the Company’s total net loss in the condensed consolidated statements of operations:

	Three months ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Revenue	$—	$—	$—	$142,827
Cost of revenue:
Materials	(13,261)	5,581	3,202	55,741
Direct labor	—	245,377	151,708	1,180,035
Direct job costs	(36,545)	(5,916)	(84,818)	237,832
Overhead	—	114,908	111,281	477,024
Total cost of revenue	(49,806)	359,950	181,373	1,950,632
Gross margin	49,806	(359,950)	(181,373)	(1,807,805)
Operating expenses:
Research and development	—	206,474	184,563	1,656,350
Selling and marketing	790,779	113,445	1,861,112	385,965
General and administrative	1,883,497	1,796,774	8,057,531	6,390,017
Total operating expenses	2,674,276	2,116,693	10,103,206	8,432,332
Other segment items (1)	(19,797,126)	(1,869,081)	(40,973,417)	(12,449,568)
Segment net loss	$(22,421,596)	$(4,345,724)	$(51,257,996)	$(22,689,705)
(1)
Other segment items consist of interest income, interest expense, change in fair value of warrant liabilities, change in fair value of derivative liability, change in fair value of convertible note receivable, change in fair value of notes payable, change in fair value of SEPA liability, change in fair value of claims settlement liability, loss on issuance of warrants, loss on issuance of notes payable, loss on issuance of SEPA, loss on extinguishment of accounts payable, loss on extinguishment of notes payable, SEPA fees and issuance costs, gain on sale of intellectual property intangible assets, loss on impairment of inventories, property and equipment and operating lease right-of-use asset, interest expense recognized on remeasurement of preferred stock liability and other gain (loss), net.

NOTE 16. SUBSEQUENT EVENTS

Orbit Transactions (Related Party)

On October 31, 2025, the Company, NUBURU Defense, Alessandro Zamboni, and Vanguard Holdings S.r.l. (“Vanguard”), a newly-formed Italian limited liability company wholly owned by Alessandro Zamboni, entered into a Sale, Purchase and Investment Agreement (the “Orbit Agreement”) for the sale of all of the ownership interests in Orbit to NUBURU Defense (the “Orbit Acquisition”). NUBURU Defense is making up to a $5.0 million equity investment in Orbit (the “Equity Infusion”), the proceeds of which are anticipated to provide working and growth capital (including for the repayment of payables incurred in the ordinary course of business) for Orbit. In addition to the Equity Infusion, NUBURU Defense will acquire all outstanding capital stock of Orbit from Vanguard for an aggregate purchase price of $12.5 million, consisting of $3.75 million in cash and $8.75 million in securities (the “Orbit Consideration”). Since Orbit is wholly owned by Alessandro Zamboni, the Company’s Executive Chairman and Co-Chief Executive Officer, indirectly through Vanguard, the Orbit Acquisition constitutes a related party transaction under U.S. securities laws and, as a result, the Orbit Acquisition and Orbit Agreement have been reviewed and approved by the Company’s independent directors and Audit Committee.

Under the Orbit Agreement, the Company has agreed to consummate the Equity Infusion in tranches, with the final tranche closing no later than October 7, 2028. The Company paid $1.5 million of the Equity Infusion amount in connection with the signing of the binding letter of intent, dated October 6, 2025 (the “Orbit LOI”), between the Company and Alessandro Zamboni, resulting in Nuburu’s holding a 10.7% ownership interest in Orbit. Upon NUBURU Defense’s obtaining a 20% ownership interest in Orbit, Orbit’s bylaws will be amended; Alessandro Zamboni will resign as a director of Orbit; and new members of Orbit’s board of directors and, if applicable, a board of statutory auditors, will be appointed pursuant to the new bylaws. Following the appointment of the new directors to Orbit’s board of directors, Alessandro Zamboni will be appointed as Chairman of Orbit and NUBURU Defense will designate Orbit’s chief executive officer.

Under the Orbit Agreement, in exchange for the Orbit Consideration, the Company will acquire full ownership of Orbit from Vanguard in tranches, with the final tranche closing no later than December 31, 2026. The Orbit Consideration is based in part on a third-party valuation of Orbit with approximately $11 million being the high-end of the range, adjusted to take into account the risk associated with a significant portion of the purchase price being paid through the issuance of securities.

The Company agreed to pay an advance payment of the Orbit Consideration worth $3.75 million (the “Advance Payment”), by (i) offsetting of a credit owed by Mr. Zamboni to the Company of $1.35 million related to the TCEI Acquisition, which is no longer being completed, and (ii) paying $2.4 million to Mr. Zamboni in four tranches of $600,000 that are due (1) on the date of signing of the Orbit LOI, (2) by December 31, 2025, (3) by March 31, 2026, and (4) by June 30, 2026; provided that the Company agreed to allocate 20% of the proceeds arising from any fund-raising transactions consummated by the Company to accelerate the payment of such amounts. As of the date of this quarterly report, the Advance Payment was satisfied.

Subject to obtaining stockholder approval, the Company agreed to pay the non-cash portion of the Orbit Consideration in the amount of $8.75 million, by December 31, 2026, in the form of preferred shares of the Company that, subject to NYSE American approval, have voting rights at a ratio of 5:1 as compared to shares of the Company’s Common Stock, include anti-dilution protections, and are convertible into shares of Common Stock on a 1:1 basis (the “Orbit Preferred Shares”). The Company agreed that, by no later than July 31, 2026, it will hold a stockholders’ meeting to seek approval of the issuance of the Orbit Preferred Shares to Vanguard.

Upon the signing of the Orbit LOI and for 36 months, the Company has the exclusive right to market, sell, promote and distribute the Orbit platform to the security sector globally. The parties intend to complete the closing of the Orbit Acquisition by December 31, 2026.

Agreement with Maddox Defense Incorporated

On October 22, 2025, the Company entered into a non-binding Strategic Framework Agreement (the “SFA”), among the Company, NUBURU Defense and Maddox Defense Incorporated (“Maddox”), pursuant to which the Company and Maddox plan to establish a joint venture company (the “Maddox JV”) to develop, manufacture, and deploy military drones for NATO customers and for commercial or civilian unmanned aerial vehicle (UAV) applications. Under the SFA, the parties intend to execute a definitive joint venture agreement on or before December 15, 2025, establishing Maddox JV under Italian law as a European-based manufacturing and research hub. The parties intend for NUBURU Defense to contribute up to $10 million in funding while Maddox contributes eligible assets, intellectual property, expertise and personnel. The value of Maddox’s eligible assets would be evaluated by a formal appraisal process in accordance with Italian law. The equity ownership of the Maddox JV would be determined proportionally based on the ratio of the Company’s capital commitment compared to the value of Maddox’s eligible assets evaluation; provided, that, NUBURU Defense would have the controlling interest in the Maddox JV. The SFA includes a six-month exclusivity period and has a term of six months, unless earlier terminated by either party upon 30 days written notice.

Fraudulent Wire Transfer

In October 2025, the Company was the victim of email fraud due to its receiving an invoice from a criminal actor posing as its financial advisor and the Company’s paying the invoice amount to the criminal actor’s bank account based on the falsified wiring instructions. As a result, the Company incurred a loss of $1,005,352. The Company pursued recovery of this amount with the banks involved in the wire transfer, but at this time it does not expect that it will be able to recover such funds.

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

Unless otherwise indicated, references in this section to “Nuburu,” “we,” “us,” “our” and the “Company” refer to Nuburu, Inc. and its consolidated subsidiaries, Nuburu Subsidiary, Inc. and NUBURU Defense. Defined terms used herein and not otherwise defined are as defined in Part I, Item 1 of this Quarterly Report.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

We have not yet achieved commercialization and expect continued losses until we can do so. During 2024 and 2025, management negotiated several funding agreements with multiple investors and completed the Offering. Given the lack of sufficient funding, management initiated measures designed to reduce costs, which included implementing a furlough of employees beginning in 2024. In response to the furloughs and financing challenges, several key employees resigned.

We generated total revenue of nil for each of the three months ended September 30, 2025 and 2024 and had net losses of $22,421,596 and $4,345,724 during the three months ended September 30, 2025 and 2024, respectively, and generated total revenue of nil and $142,827 and had net losses of $51,257,996 and $22,689,705 during the nine months ended September 30, 2025 and 2024, respectively.

The operating loss for the nine months ended September 30, 2025 included $10,398,050 of non-cash interest expense recognized on remeasurement of the preferred stock liability. For additional information on this interest expense, see Note 9 to the condensed consolidated financial statements.

We expect to incur significant expenses and operating losses for the foreseeable future, as we devote substantial resources to implement a business plan focused on building a stable foundation for the future business (the "Transformation Plan") and related acquisitions; and operate as a public company. Until the Company can generate sufficient revenue, it plans to finance its business with the proceeds from the issuance and sale of debt or equity securities, including sales pursuant to its SEPA, as defined and further described in Note 11, and borrowings under credit facilities. There is no assurance that management's plans to obtain additional debt or equity financing or credit facilities will be successfully implemented or implemented on terms favorable to the Company.

ACQUISITION AND JOINT VENTURE PLANS

Initial Commitment Letter related to Tekne and Orbit

On February 19, 2025, the Company entered into a commitment letter (the “Trumar Agreement”) with Trumar Capital LLC ("Trumar") to acquire, through the purchase of the shares of TCEI S.a.r.l., a wholly owned subsidiary of Trumar (“TCEI”) (the “TCEI Acquisition”): (i) a license of certain technology that would allow the Company to expand its existing business within the defense sector; (ii) a controlling interest in Tekne, a defense-tech company that specializes in the design, production, and outfitting of a diverse range of vehicles, including industrial and military applications, as well as electronic devices for defense and security, advanced telecommunications, and tracking systems; and (iii) a controlling interest in Orbit S.r.l. (“Orbit”), formerly known as 1AF2 S.r.l., an Italian software company specializing in digitalizing operational resilience solutions for mission-critical corporations, which is wholly-owned by the Company’s Executive Chairman and Co-Chief Executive Officer.

The TCEI Acquisition was expected to occur in two stages. In the first stage, which was completed in March 2025, the Company purchased a 20% ownership interest in TCEI for an aggregate price of $1.5 million in cash plus $23.5 million in a note payable. The note payable was not recorded because it was cancellable if the second stage of the TCEI Acquisition was not completed by July 31, 2025. Because certain conditions were not satisfied by July 31, 2025, the note payable was cancelled during the third quarter of 2025. Of the $1.5 million cash portion of the purchase price, $600,000 was paid in cash and $900,000 was retained by the Company with a corresponding related-party promissory note to the Company's Executive Chairman and Co-Chief Executive Officer, and because the second stage of the TCEI Acquisition was not completed, such amounts were reflected within prepaid expenses and other current assets on the condensed consolidated balance sheet as of September 30, 2025. In July 2025, the $900,000 promissory note was amended to provide for a conversion feature, as further described in Note 8.

For the second stage of the TCEI Acquisition, the Company had planned to purchase the remaining 80% ownership interest in TCEI, resulting in (i) the Company’s having a controlling interest in Tekne and Orbit and (ii) the Company’s issuing Common Stock in excess of 19.9% of its outstanding Common Stock as part of the purchase price. Since certain conditions were not satisfied, the Trumar Agreement expired on its own terms as of July 31, 2025 and the Company no longer holds any ownership interest in TCEI.

The Company also agreed to issue 6,086,957 shares of Common Stock to S.F.E. Equity Investments SARL (“SFE EI”) as consideration for SFE EI's escrowing approximately $4.2 million in assets for purposes of guaranteeing the Company's performance obligations in connection with the TCEI Acquisition, subject to any required shareholder approval.

Since the TCEI Acquisition was subject to continued due diligence, receipt of an acceptable valuation from a third-party valuation firm, regulatory approvals, and stockholder consent, the Company concluded that, because of these contingencies, it had not assumed the risks and rewards consistent with equity ownership at the time of the initial TCEI investment. Consequently, the Company recorded the initial payment as a deposit on the anticipated acquisition of TCEI. Similarly, the Company did not record the contingent liability for the commitment, including the note, since it was not both probable and estimable that the liability had been incurred.

On March 31, 2025, the Company also entered into a Joint Pursuit Agreement with Tekne (the “Joint Pursuit Agreement”) to allow both parties to jointly develop and market certain defense-related vehicles and services in advance of closing the full TCEI Acquisition, which has been superseded by the Tekne Letter described below.

Tekne letter signed in August 2025 (“August Letter”)

In response to feedback from the Italian government in connection with its “Golden Power” review of the Company’s proposed acquisition (directly or indirectly) of a controlling interest in Tekne, on August 27, 2025, the Company executed a commitment letter (the “August Letter”) with shareholders of Tekne, pursuant to which the Company modified the terms of its previously announced phased acquisition of a 70% interest in Tekne. Through its subsidiary, NUBURU Defense, the Company expected to acquire (directly or indirectly) (i) an initial 3% equity interest in Tekne (the “First Stage”), and (ii) the remaining 67% interest in Tekne by the end of 2025 (the “Second Stage”). Based on a third-party valuation, the August Letter also established an enterprise value of Tekne at $60 million, with the 70% interest to be acquired by the Company derivatively valued at approximately $42 million. Pursuant to the August Letter and subject to requirements imposed by the Italian government, Tekne granted the Company a one-year (a) period of exclusivity and (b) option right to complete the Second Stage.

To address matters raised in the Golden Power review, the Company agreed to assist with financing up to EUR 40 million for Tekne’s working capital needs over the next 12 months through August 2026. The Company planned to provide such support through (i) a EUR 10.5 million cash financing (“Capital Support”), and (ii) a EUR 30 million inventory monetization program. Any Capital Support provided to Tekne is expected to be converted to equity ownership of Tekne, once the investment is approved by the Italian government. In the event that the acquisition of a controlling interest in Tekne by Nuburu is not approved, Tekne will be obligated to repay all Capital Support provided by the Company.

In the August Letter, the Company and Tekne also agreed to form a U.S.-based joint venture (“Tekne US JV”), which would be owned 80% by the Company and 20% by Tekne.

The rights and obligations of Tekne and the Company under the August Letter were subsequently replaced in their entirety by the Tekne Letter entered into in November 2025 and described below.

Tekne letter of intent signed in November 2025 (“Tekne Letter”)

In November 2025, the Company, Tekne and shareholders of Tekne executed a letter of intent (the “Tekne Letter”) that replaced the rights and obligations of the parties under the August Letter. As set forth in the Tekne Letter, the parties intend to establish a “Contratto di Rete” (the “Network Contract”), which is a specific form of joint-venture contractual agreement under Italian law, instead of forming Tekne US JV or pursuing the Joint Pursuit Agreement described above. Under the Network Contract, (i) in the Americas, the Company will receive exclusive distribution rights for Tekne's products and solutions, with Tekne providing marketing and pre-sales support; (ii) for NATO, MENA and APAC countries, the Company and Tekne will collaborate on promoting and executing individual orders, potentially through joint ventures with local entities; and (iii) in Italy, the Company will pursue qualification as a new defense operator, the parties will jointly propose the Company’s products and solutions to Tekne's Italian clients, and Tekne will adopt in due course the Company’s operational resilience solutions to be provided upon the Company’s acquisition of Orbit. Tekne will provide its know-how, personnel, and Italian production and operational facilities for the design, development, and realization phases, while, for international markets, the Company will provide necessary guarantees, acquire existing and future project credits (a form of receivables financing), cover certain costs and expenses, and potentially establish regional production sites.

The Company also intends to provide EUR 15 million in support to Tekne by (i) providing EUR 2 million utilizing the Supply@ME (SYME) platform to facilitate an inventory monetization program, and (ii) providing EUR 13 million as a convertible loan (the “Tekne Loan”) upon the signing of the Network Contract, which is expected to occur by November 30, 2025. Conversion of the Tekne Loan requires approval of the Italian government. The Company’s willingness to enter into the Tekne Loan is conditioned on the Company being permitted to acquire an initial 2.9% interest in Tekne. In addition, the parties agreed that (i) Tekne’s affiliate will return the $4.2 million in assets placed in escrow by SFE EI for purposes of guaranteeing the Company's performance obligations in connection with the TCEI Acquisition, which is no longer required, and (ii) Tekne will release to the Company $875,000 in cash collateral provided by the Company and used to obtain a letter of credit for Tekne, which the Company intends to reinvest in Tekne. Once the above financial support structure has been established, the Company intends to submit, via its specialized subsidiary NUBURU Defense, a new “Golden Power” application to the Italian government by December 31, 2025.

Performance under the Tekne Letter is subject to the negotiation and execution of definitive agreements as well as stockholder and regulatory approvals.

For additional information on the August Letter and the Tekne Letter, see Note 6 to the condensed consolidated financial statements

SYME Strategic Investment (Related Party)

On March 14, 2025, we entered into a convertible facility with Supply@ME Capital Plc (“SYME”) to loan SYME up to $5.15 million. SYME is a fintech platform focused on Inventory Monetisation© solutions for manufacturing and trading companies. Upon conversion, the Company is expected to hold a controlling interest in SYME. Following approval by SYME stockholders, the Financial Conduct Authority, and The Panel on Takeovers and Mergers (collectively, the “SYME Approvals”), we may convert amounts outstanding under the facility into ordinary shares of SYME at a fixed conversion rate of £0.00003 per ordinary share, with conversion shares accompanied by a warrant to acquire one additional ordinary share of SYME for every two ordinary shares of SYME issued on any conversion, with an exercise price of £0.000039, as well as the ability to exercise on a cashless basis. The Company’s Executive Chairman and Co-Chief Executive Officer is the founder, current Chief Executive Officer and a director of SYME, and as a result, the proposed investment was negotiated and approved by the independent board members and Audit Committee.

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

In September 2025, in connection with the inventory monetization program discussed above, the Company advanced $400,000 (the “SYME Inventory Advance”) to a special purpose vehicle (“SPV”), an affiliate of SYME, pursuant to an advance payment letter in connection with a proposed subscription of a financial instrument to be issued by the SPV with the aim of monetizing the inventory of Tekne. The SYME Inventory Advance is non-interest-bearing and is refundable within two business days if the instrument is not issued on or before December 31, 2025 or upon breach by the SPV. As of September 30, 2025, the advance is recorded as a receivable within prepaid expenses and other current assets in the Company’s condensed consolidated balance sheet. Subsequent to September 30, 2025 through the date of issuance of this quarterly report, the Company advanced an additional $2,743,545 related to the SYME Inventory Advance.

For additional information related to SYME, see Note 6 to the condensed consolidated financial statements.

Orbit Transactions (Related Party)

On October 31, 2025, we, NUBURU Defense, Alessandro Zamboni, and Vanguard, a newly-formed Italian limited liability company wholly owned by Alessandro Zamboni, entered into the Orbit Agreement for the sale of all of the ownership interests in Orbit to NUBURU Defense (the “Orbit Acquisition”). NUBURU Defense is making up to a $5.0 million equity investment in Orbit (the “Equity Infusion”). In addition to the Equity Infusion, NUBURU Defense will acquire all outstanding capital stock of Orbit from Vanguard for an aggregate purchase price of $12.5 million, consisting of $3.75 million in cash and $8.75 million in securities (the “Orbit Consideration”). Since Orbit is wholly owned by Alessandro Zamboni, our Executive Chairman and Co-Chief Executive Officer, indirectly through Vanguard, the Orbit Acquisition constitutes a related party transaction under U.S. securities laws and, as a result, the Orbit Acquisition and Orbit Agreement have been reviewed and approved by our independent directors and Audit Committee.

Under the Orbit Agreement, we have agreed to consummate the Equity Infusion in tranches, with the final tranche closing no later than October 7, 2028. We paid $1.5 million of the Equity Infusion amount in connection with the signing of the Orbit LOI on October 6, 2025, resulting in our holding a 10.7% ownership interest in Orbit.

Under the Orbit Agreement, in exchange for the Orbit Consideration, we will acquire full ownership of Orbit from Vanguard in tranches, with the final tranche closing no later than December 31, 2026. We agreed to pay an Advance Payment of the Orbit Consideration worth $3.75 million by (i) offsetting of a credit owed by Mr. Zamboni to the Company of $1.35 million related to the TCEI Acquisition, which is no longer being completed, and (ii) paying $2.4 million to Mr. Zamboni in four tranches. As of the date of this quarterly report, the Advance Payment was satisfied. Subject to obtaining stockholder approval, we agreed to pay the non-cash portion of the Orbit Consideration in the amount of $8.75 million in the form of preferred shares of the Company as described in the Orbit Agreement. We have the exclusive right to market, sell, promote and distribute the Orbit platform to the security sector globally for 36 months. The parties intend to complete the closing of the Orbit Acquisition by December 31, 2026.

For additional information related to the Orbit Acquisition, see Note 16 to the condensed consolidated financial statements.

Maddox Joint Venture

On October 22, 2025, we entered into the SFA, among the Company, NUBURU Defense and Maddox, pursuant to which we and Maddox plan to establish the Maddox JV to develop, manufacture, and deploy military drones for NATO customers and for commercial or civilian unmanned aerial vehicle (UAV) applications. Under the SFA, the parties intend to execute a definitive joint venture agreement on or before December 15, 2025. The parties intend for NUBURU Defense to contribute up to $10 million in funding while Maddox contributes eligible assets, intellectual property, expertise and personnel. The value of Maddox’s eligible assets would be evaluated by a formal appraisal process in accordance with Italian law. The equity ownership of the Maddox JV would be determined proportionally based on the ratio of our capital commitment compared to the value of Maddox’s eligible assets evaluation; provided, that, NUBURU Defense would have the controlling interest in the Maddox JV. The SFA includes a six-month exclusivity period and has a term of six months, unless earlier terminated by either party upon 30 days written notice.

For additional information related to the Maddox JV, see Note 16 to the condensed consolidated financial statements.

RECENT FINANCING TRANSACTIONS, SETTLEMENTS AND DEBT EXTINGUISHMENTS

The Offering

On September 16, 2025, we consummated a best efforts public offering (the “Offering”) of an aggregate of (i) 32,373,536 shares of Common Stock, (ii) 51,660,075 Offering Pre-Funded Warrants to purchase shares of Common Stock, and (iii) 126,050,417 Offering Common Stock Warrants to purchase shares of Common Stock. Each share of Common Stock or Offering Pre-Funded Warrant was sold together with one Offering Common Stock Warrant to purchase 1.5 shares of Common Stock. The combined offering price for each share of Common Stock and Offering Common Stock Warrant was $0.1428, and the combined offering price for each Offering Pre-Funded Warrant and accompanying Offering Common Stock Warrant was $0.1427.

Additionally, in connection with the Offering, we agreed to issue to the placement agent or its designees 3,361,344 Offering Placement Agent Warrants to purchase shares of Common Stock.

We received gross proceeds of $11,994,884 from the Offering and incurred $1,668,303 of offering costs, including the initial fair value of the Offering Placement Agent Warrants of $417,815, which were recorded as a reduction of additional paid-in capital, resulting in net cash proceeds of $10,744,346. We intend to use the net proceeds from this Offering to support the phased acquisitions of businesses and for working capital and general corporate purposes.

For additional information related to the Offering and related warrants issued, see Notes 9 and 10 to the condensed consolidated financial statements.

3(a)(10) Claims Settlement

On July 17, 2025, we and Silverback agreed to settle outstanding Claims owed to Silverback in exchange for a settlement amount payable in shares of Common Stock, subject to court approval. The settlement was approved by the state court on July 30, 2025, after a fairness hearing pursuant to the requirements of Section 3(a)(10) of the Securities Act. As of the date of this quarterly report, the Silverback program was performed and concluded.

For additional information, see Note 3 to the condensed consolidated financial statements.

Standby Equity Purchase Agreement

On May 30, 2025, we entered into the SEPA with the SEPA Investor, pursuant to which we have the right to sell to the SEPA Investor up to $100 million of Common Stock, subject to certain limitations and conditions set forth in the SEPA, from time to time during the term of the SEPA. We are not obligated to make any sales under the SEPA. The SEPA will terminate on the earlier of 36 months from execution or full utilization of the Commitment Amount, and may be terminated earlier by us with five trading days’ written notice, subject to certain conditions.

For additional information regarding the SEPA, see Note 11 to the condensed consolidated financial statements.

Indigo Capital Convertible Notes, Agile Note, Diagonal Convertible Notes, Boot Convertible Note, Brick Lane Convertible Notes, Bomore Convertible Notes, Torcross Convertible Note and Yorkville Promissory Note

During the three and nine months ended September 30, 2025, we entered into certain convertible notes with various third parties. For additional information, see Note 8 to the condensed consolidated financial statements.

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

Liqueous Settlement Agreement

In the first quarter of 2025, we entered into the Liqueous Settlement Agreement, as amended, with Liqueous, whereby we (i) received certain cash payments during the three and nine months ended September 30, 2025, as further described in Note 6 to the condensed consolidated financial statements, (ii) modified and issued certain warrants, which were subsequently exercised into Common Stock, and (iii) agreed to issue shares of Common Stock to extinguish the Liqueous Obligation, as defined and described in Note 8. During the third quarter of 2025, the Liqueous Obligation was assigned to Redstone Group I LLC (“Redstone”) and $1,097,113 of outstanding principal and accrued interest was settled through the issuance of 9,000,000 shares of the Company's Common Stock to Redstone.

In October 2024, we entered into the Master Agreement with Liqueous pursuant to which, among other things, we agreed to implement a $50 million ELOC pursuant to which we could require Liqueous to purchase Common Stock from time-to-time in the amounts and for the prices determined in accordance with the terms of the ELOC. Following the Liqueous Settlement Agreement, the ELOC will not be implemented and no additional equity will be sold to Liqueous, other than as set forth in the Liqueous Settlement Agreement.

For additional information, see Notes 6, 8 and 10 to the condensed consolidated financial statements.

ADDITIONAL RECENT DEVELOPMENTS

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

NYSE American 2024 Delisting and Reinstatement

On June 13, 2024, NYSE American LLC announced that it had determined to commence proceedings to delist our Common Stock. Trading of our stock on NYSE American was immediately suspended and we commenced trading on the over-the-counter market.

On July 29, 2024, we received a notification from NYSE American informing us that we had resolved the continued listing deficiency with respect to low selling price as described in Section 1003(f)(v) of the Company Guide. As a result, the staff of NYSE Regulation withdrew its delisting determination and lifted the trading suspension on our Common Stock. The Common Stock recommenced trading on NYSE American on Friday, August 2, 2024 under the symbol “BURU.”

2024 Reverse Stock Split

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

Interest Expense

Interest expense consists primarily of (i) interest owed on our outstanding debt, (ii) through the first quarter of 2025, amortization of deferred financing costs and (iii) during 2025, interest expense incurred in connection with the amounts payable to the Landlord as part of the lease settlement. For additional information related to our lease settlement and debt obligations, see Notes 3 and 8, respectively, in the condensed consolidated financial statements included in Item 1 of this Quarterly Report.

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

Change in Fair Value of Convertible Note Receivable

Change in fair value of convertible note receivable relates to the unrealized gain or loss resulting from the change in fair value of the Convertible Note Receivable for which the fair value option was elected. This amount reflects the remeasurement of the asset to its current fair value as of the reporting date. For additional information, see Note 5 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report.

Change in Fair Value of Notes Payable

Change in fair value of notes payable relates to the unrealized gain or loss resulting from the change in fair value of debt instruments for which the fair value option was elected. This amount reflects the remeasurement of such liabilities to their current fair value as of the reporting date. Refer to Note 8 in the condensed consolidated financial statements included in Item 1 of this Quarterly Report for additional information.

Change in Fair Value of SEPA Liability

Change in fair value of SEPA liability relates to the unrealized gain or loss resulting from the change in the fair value of the SEPA liability, which includes (i) the fair value of the put option and (ii) related to the June 30, 2025 valuation, the fair value related to the unissued shares for the commitment fee.

Change in Fair Value of Claims Settlement Liability

Change in fair value of claims settlement liability relates to the unrealized gain or loss resulting from the change in the fair value of the claims settlement liability associated with the Silverback Claims Settlement. Refer to Note 4 in the condensed consolidated financial statements included in Item 1 of this Quarterly Report for additional information.

Loss on Issuance of Warrants

Loss on issuance of warrants relates to the excess initial fair value of the Offering Common Stock Warrants over the net proceeds received from the Offering. Refer to Notes 4 and 10 in the condensed consolidated financial statements included in Item 1 of this Quarterly Report for more information.

Loss on Issuance of Notes Payable

Loss on issuance of notes payable relates to the excess of the initial fair value of certain debt instruments accounted for under the fair value option over the proceeds received. Refer to Note 8 in the condensed consolidated financial statements included in Item 1 of this Quarterly Report for additional information.

Loss on Issuance of SEPA

Loss on issuance of SEPA relates to the initial fair value of the SEPA put right at inception of the SEPA on May 30, 2025. For additional information regarding the SEPA, see Note 11 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report.

Loss on Extinguishment of Accounts Payable

Loss on extinguishment of accounts payable relates to the derecognition of the liabilities to vendors in connection with the Silverback Claims Settlement, based on the fair value of the shares of Common Stock that can be issued to Silverback to satisfy the claims and the settlement fee. For additional information, see Note 3 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report.

Loss on Extinguishment of Notes Payable

Loss on extinguishment of notes payable consists of losses incurred to extinguish debt during the periods presented. Refer to Note 8 in the condensed consolidated financial statements included in Item 1 of this Quarterly Report for additional information.

SEPA fees and issuance costs

SEPA fees and issuance costs relates to fees and issuance costs incurred in connection with the SEPA. For additional information regarding the SEPA, see Note 11 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report.

Gain on Sale of Intellectual Property Intangible Assets

Gain on sale of intellectual property intangible assets primarily relates to the sale of collateral to the lenders holding both the outstanding Senior Convertible Notes and Junior Notes in exchange for a full discharge and extinguishment of our Junior Notes and Senior Convertible Notes, as further described in Note 8 in the condensed consolidated financial statements included in Item 1 of this Quarterly Report.

Loss on Impairment of Inventories, Property and Equipment and Operating Lease Right-of-Use Asset

Loss on impairment of inventories, property and equipment and operating lease right-of-use asset relates to write-downs and impairments recorded on our inventories, property and equipment and right-of-use-asset in connection with our default under our lease, and ultimate judgment obtained by the Landlord, in April 2025. For additional information, see Notes 1, 3 and 6 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report.

Interest Expense Recognized on Remeasurement of Preferred Stock Liability

Interest expense recognized on remeasurement of preferred stock liability relates to the subsequent remeasurement of the preferred stock liability after issuance through March 31, 2025 in connection with the reclassification of the preferred stock from mezzanine equity to a short-term liability on January 31, 2025. For additional information, see Note 9 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report.

Results of Operations

Comparison of the three months ended September 30, 2025 and 2024

The following table sets forth our operations for the periods presented:

	Three Months Ended September 30,
	2025	2024	$ Change

Revenue	$—	$—	$—
Cost of revenue	(49,806)	359,950	(409,756)
Gross margin	49,806	(359,950)	409,756
Operating expenses:
Research and development	—	206,474	(206,474)
Selling and marketing	790,779	113,445	677,334
General and administrative	1,883,497	1,796,774	86,723
Total operating expenses	2,674,276	2,116,693	557,583
Loss from operations	(2,624,470)	(2,476,643)	(147,827)
Non-operating income (loss):
Interest income	48,090	721	47,369
Interest expense	(35,405)	(1,076,607)	1,041,202
Change in fair value of warrant liabilities	(1,392,598)	369,674	(1,762,272)
Change in fair value of convertible note receivable	(1,044,294)	—	(1,044,294)
Change in fair value of notes payable	(44,800)	—	(44,800)
Change in fair value of SEPA liability	(646,443)	—	(646,443)
Change in fair value of claims settlement liability	2,584,724	—	2,584,724
Loss on issuance of warrants	(8,756,303)	—	(8,756,303)
Loss on issuance of notes payable	(443,466)	—	(443,466)
Loss on extinguishment of accounts payable	(6,513,554)	—	(6,513,554)
Loss on extinguishment of notes payable	(3,265,002)	(1,303,969)	(1,961,033)
SEPA fees and issuance costs	(28,451)	—	(28,451)
Other gain (loss), net	(259,624)	—	(259,624)
Loss before provision for income taxes	(22,421,596)	(4,345,724)	(18,075,872)
Provision for income taxes	—	—	—
Net loss	$(22,421,596)	$(4,345,724)	$(18,075,872)

Cost of Revenue. Cost of revenue decreased $409,756 during the three months ended September 30, 2025 compared to the same period in 2024. This decrease is primarily due to a period-over-period decrease of approximately (i) $276,000 of direct labor and job costs and (ii) $115,000 in overhead, due to decreased production of the laser systems related to the measures implemented by management during 2024 designed to reduce costs, which included implementing a furlough of employees that significantly impacted commercialization and operations and has had a continued impact into the third quarter of 2025. Cost of revenue for the three months ended September 30, 2025 primarily relates to the release of a laser warranty accrual for which no revenue was generated in the period.

Research and Development. Research and development expenses decreased $206,474 during the three months ended September 30, 2025 compared to the same period in 2024. This decrease is primarily due to decreases in (i) stock-based compensation expense of approximately $77,000, due primarily to the furlough of research and development employees as part of the cost reduction measures instituted by management discussed above, (ii) personnel costs of approximately $65,000, due primarily to the furlough of research and development employees as part of the cost reduction measures instituted by management which began during 2024 and continued into 2025 and (iii) depreciation expense of approximately $41,000, due to the write-down of property and equipment to a net book value of zero during the first quarter of 2025. For additional information on the write-down of property and equipment, see Notes 1 and 3 to the condensed consolidated financial statements.

Selling and Marketing. Selling and marketing expenses increased $677,334 during the three months ended September 30, 2025 compared to the same period in 2024. This increase is primarily due to an increase in professional and consulting related expenses of approximately $685,000 as part of our Transformation Plan.

General and Administrative. General and administrative expenses increased $86,723 during the three months ended September 30, 2025 compared to the same period in 2024. This increase is primarily driven by the net effect of (i) an increase in professional and consulting services of approximately $326,000, (ii) a decrease in rent expense of approximately $170,000, due to the termination of the Company’s operating lease agreement (see Note 6 for additional information), (iii) a decrease in personnel costs of approximately $153,000, primarily as a result of the cost reduction measures instituted by management which began during 2024 and continued into 2025, (iv) a decrease in insurance expenses of approximately $143,000 and (v) an increase in accounting and audit services of approximately $111,000.

Interest Expense. Interest expense decreased $1,041,202 during the three months ended September 30, 2025 compared to the same period in 2024, primarily due to lower interest-bearing debt balances. Interest expense during the three months ended September 30, 2025 was comprised primarily of interest accrued on the Agile Note, the Liqueous Obligation, and interest accrued in connection with the amounts payable to the Landlord as part of the lease settlement. Refer to Note 8 in the condensed consolidated financial statements included herein for additional information on our debt obligations.

Change in Fair Value of Warrant Liabilities. We recorded a loss of $1,392,598 during the three months ended September 30, 2025, which is primarily related to the increase in the fair value of the Offering Common Stock Warrants, largely due to an increase in the Company's share price from the time of issuance on September 16, 2025 through September 30, 2025. We recorded a gain of $369,674 in the third quarter of 2024, which resulted from the decrease in the fair value of the Junior Note Warrants between June 30, 2024 and September 30, 2024.

Change in Fair Value of Convertible Note Receivable. We recorded a gain of $1,044,294 during the three months ended September 30, 2025, which primarily relates to the net effect of (i) an increase in principal amount under the Convertible Note Receivable and (ii) a decrease in the fair value of the Convertible Note Receivable, primarily due to the potential dilutive impact on SYME's market value of the expected future conversion of the Convertible Note Receivable into SYME ordinary shares and warrants. For additional information, see Note 5 to the condensed consolidated financial statements.

Change in Fair Value of SEPA Liability. We recorded a loss of $646,443 during the three months ended September 30, 2025 related to the increase in the fair value of the SEPA liability, primarily due to a change in the amount and timing of expected share draws under the SEPA.

Change in Fair Value of Claims Settlement Liability. We recorded a loss of $2,584,724 during the three months ended September 30, 2025 related to the change in the fair value of the claims settlement liability associated with the Silverback Claims Settlement, primarily driven by a significant reduction in the probability of payment to the remaining unpaid vendor as of September 30, 2025, resulting in a significant reduction in the expected settlement amount. For additional information, see Note 4 to the condensed consolidated financial statements.

Loss on Issuance of Warrants. We recorded a loss of $8,756,303 during the three months ended September 30, 2025 related to the excess initial fair value of the Offering Common Stock Warrants over the net proceeds received from the Offering. For additional information regarding the Offering and Offering Common Stock Warrants, see Notes 9 and 10 to the condensed consolidated financial statements.

Loss on Issuance of Notes Payable. We recorded a loss of $443,466 during the three months ended September 30, 2025, primarily related to an excess of (i) $142,242 related to the July Diagonal Convertible Note, (ii) $93,158 related to the August Indigo Capital Convertible Note and July Indigo Capital Convertible Note and (iii) $52,366 related to the September Brick Lane Convertible Note, each over the proceeds received. For additional information regarding our notes payable, see Note 8 to the condensed consolidated financial statements.

Loss on Extinguishment of Accounts Payable. During the three months ended September 30, 2025, we recorded a loss of $6,513,554 related to the derecognition of the liabilities to vendors in connection with the Silverback Claims Settlement, which was calculated based on the fair value of the shares of Common Stock that can be issued to Silverback to satisfy the claims and the settlement fee. For additional information, see Note 4 to the condensed consolidated financial statements.

Loss on Extinguishment of Notes Payable. During the three months ended September 30, 2025, we recorded a loss on the extinguishment of notes payable of $3,265,002, which primarily is comprised of (i) $1,745,201 related to the amendment of the AZ Promissory Note to include a conversion feature, (ii) $1,094,914 related to the amendment of the TAG Promissory Note to include a conversion feature and (iii) $424,887 related to the issuance of 9,000,000 shares to settle $1,097,113 of outstanding principal and accrued interest under the Liqueous Obligation. We recorded a loss on the extinguishment of debt of $1,303,969 for the three months ended September 30, 2024, which primarily relates to the issuance of 2,399,850 shares to noteholders of the Senior Notes and Junior Notes to extinguish an aggregate amount of $677,061 of principal and accrued interest under the Senior Notes and Junior Notes. For additional information regarding our notes payable, see Note 8 to the condensed consolidated financial statements.

Comparison of the nine months ended September 30, 2025 and 2024

The following tables set forth our operations for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024	$ Change

Revenue	$—	$142,827	$(142,827)
Cost of revenue	181,373	1,950,632	(1,769,259)
Gross margin	(181,373)	(1,807,805)	1,626,432
Operating expenses:
Research and development	184,563	1,656,350	(1,471,787)
Selling and marketing	1,861,112	385,965	1,475,147
General and administrative	8,057,531	6,390,017	1,667,514
Total operating expenses	10,103,206	8,432,332	1,670,874
Loss from operations	(10,284,579)	(10,240,137)	(44,442)
Non-operating income (loss):
Interest income	74,669	17,202	57,467
Interest expense	(389,837)	(3,384,422)	2,994,585
Change in fair value of warrant liabilities	(1,282,284)	2,156,186	(3,438,470)
Change in fair value of derivative liability	37,900	141,100	(103,200)
Change in fair value of convertible note receivable	(1,055,694)	—	(1,055,694)
Change in fair value of notes payable	(1,211,173)	—	(1,211,173)
Change in fair value of SEPA liability	(906,950)	—	(906,950)
Change in fair value of claims settlement liability	2,584,724	—	2,584,724
Loss on issuance of warrants	(8,756,303)	—	(8,756,303)
Loss on issuance of notes payable	(1,917,562)	—	(1,917,562)
Loss on issuance of SEPA	(2,582,724)	—	(2,582,724)
Loss on extinguishment of accounts payable	(6,513,554)	—	(6,513,554)
Loss on extinguishment of notes payable	(10,138,337)	(11,597,803)	1,459,466
SEPA fees and issuance costs	(1,103,451)	—	(1,103,451)
Gain on sale of intellectual property intangible assets	8,961,872	—	8,961,872
Loss on impairment of inventories, property and equipment and operating lease right-of-use asset	(6,064,823)	—	(6,064,823)
Interest expense recognized on remeasurement of preferred stock liability	(10,398,050)	—	(10,398,050)
Other gain (loss), net	(311,840)	218,169	(530,009)
Loss before provision for income taxes	(51,257,996)	(22,689,705)	(28,568,291)
Provision for income taxes	—	—	—
Net loss	$(51,257,996)	$(22,689,705)	$(28,568,291)

Revenue. Revenue decreased $142,827 during the nine months ended September 30, 2025 compared to the same period in 2024. This decrease is primarily due to the measures implemented by management during 2024 and continued into the first nine months of 2025, designed to reduce costs, which included implementing a furlough of employees that significantly impacted commercialization and operations.

Cost of Revenue. Cost of revenue decreased $1,769,259 during the nine months ended September 30, 2025 compared to the same period in 2024. This decrease is primarily due to a period-over-period decrease of approximately (i) $1,351,000 of direct labor and job costs and (ii) $366,000 in overhead, due to decreased production of the laser systems related to the measures implemented by management during 2024 designed to reduce costs, which included implementing a furlough of employees that significantly impacted commercialization and operations and has had a continued impact into the first nine months of 2025.

Research and Development. Research and development expenses decreased $1,471,787 during the nine months ended September 30, 2025 compared to the same period in 2024. This decrease is primarily due to decreases in (i) personnel costs of approximately $923,000, due primarily to the furlough of research and development employees as part of the cost reduction measures instituted by management which began during 2024 and continued into 2025, (ii) stock-based compensation expenses of approximately $250,000, due primarily to the furlough of research and development employees as part of the cost reduction measures instituted by management discussed above, (iii) spend on the BLTM series of approximately $139,000, and (iv) depreciation expense of approximately $99,000 due to the write-down of property and equipment to a net book value of zero during the first quarter of 2025. For additional information on the write-down of property and equipment, see Notes 1 and 3 to the condensed consolidated financial statements.

Selling and Marketing. Selling and marketing expenses increased $1,475,147 during the nine months ended September 30, 2025 compared to the same period in 2024. This increase is primarily due to the net effect of (i) an increase in professional and consulting related expenses of approximately $1,284,000 as part of our Transformation Plan, (ii) a decrease in payroll expenses of approximately $368,000, primarily as a result of the cost reduction measures instituted by management which began during 2024 and continued into 2025, (iii) an increase in stock-based compensation expense of approximately $384,000, primarily related to the forfeiture of an employee's unvested awards upon his resignation in April 2024 that resulted in a large reversal of expense in the second quarter of 2024, (vi) an increase in marketing expenses of approximately $263,000 and (v) a decrease in depreciation expense of approximately $84,000 due to the write-down of property and equipment to a net book value of zero during the first quarter of 2025. For additional information on the write-down of property and equipment, see Notes 1 and 3 to the condensed consolidated financial statements.

General and Administrative. General and administrative expenses increased $1,667,514 during the nine months ended September 30, 2025 compared to the same period in 2024. This increase is primarily driven by the net effect of (i) an increase in accounting and audit services of approximately $1,520,000, (ii) an increase in acquisition-related expenses of approximately $786,000, (iii) an increase in professional and consulting services of approximately $766,000, (iv) a decrease in personnel costs of approximately $622,000, primarily as a result of the cost reduction measures instituted by management which began during 2024 and continued into 2025, (v) a decrease in stock-based compensation expenses of approximately $386,000, due primarily to the cost reduction measures instituted by management which began during 2024 and continued into 2025, (vi) a decrease in insurance expenses of approximately $295,000, (vii) a decrease in rent expense of approximately $267,000 due to the termination of the Company’s operating lease agreement (see Note 6 for additional information) and (viii) an increase in depreciation expense of approximately $190,000 due to the write-down of property and equipment to a net book value of zero during the first quarter of 2025.

Interest Expense. Interest expense decreased $2,994,585 during the nine months ended September 30, 2025 compared to the same period in 2024 primarily due to lower interest-bearing debt balances between periods, due to the extinguishment of certain notes, as detailed in Note 8. Interest expense during the nine months ended September 30, 2025 was comprised primarily of interest accrued on the Senior Convertible Notes, Junior Notes, August 2024 Convertible Notes, Agile Note, the Liqueous Obligation, and interest accrued in connection with the amounts payable to the Landlord as part of the lease settlement. Interest expense during the nine months ended September 30, 2024 was comprised of interest accrued on the Senior Convertible Notes and Junior Notes and debt discount amortization for the Junior Notes. For more information on our debt obligations, see Note 8 to the condensed consolidated financial statements.

Change in Fair Value of Warrant Liabilities, net. We recorded a loss of $1,282,284 during the nine months ended September 30, 2025, which is primarily related to the increase in the fair value of the Offering Common Stock Warrants, largely due to an increase in the Company's share price from the time of issuance on September 16, 2025 through September 30, 2025. During the nine months ended September 30, 2024, we recorded a gain of $2,156,186 which resulted from the decrease in the fair value of the Junior Note Warrants between December 31, 2023 and September 30, 2024.

Change in Fair Value of Convertible Note Receivable. We recorded a gain of $1,055,694 during the nine months ended September 30, 2025, which primarily relates to the net effect of (i) an increase in principal amount under the Convertible Note Receivable and (ii) a decrease the fair value of the Convertible Note Receivable, primarily due to the potential dilutive impact on SYME's market value of the expected future conversion of the Convertible Note Receivable into SYME ordinary shares and warrants. For additional information, see Note 5 to the condensed consolidated financial statements.

Change in Fair Value of Notes Payable. We recorded a loss of $1,211,173 during the nine months ended September 30, 2025, which resulted from (i) a loss due to the increase in fair value of $1,160,158 of the Indigo Capital Convertible Notes upon conversion of contractual principal of $725,000, largely due to an increase in the Company's share price from March 31, 2025 through the conversion date in May 2025, (ii) a gain of $132,508 related to the decrease in the fair value of the Indigo Capital Convertible Notes, largely due to a decrease in the Company's share price from the time of the issuance in early March 2025 through March 31, 2025, and (ii) a gain of $124,014 related to the conversion of $307,320 of contractual principal under the Indigo Capital Exchange Convertible Notes. For additional information, see Note 8 to the condensed consolidated financial statements.

Change in Fair Value of SEPA Liability. We recorded a loss of $906,950 during the nine months ended September 30, 2025 related to the increase in the fair value of the SEPA liability, primarily due to a change in the amount and timing of expected share draws under the SEPA.

Change in Fair Value of Claims Settlement Liability. We recorded a loss of $2,584,724 during the nine months ended September 30, 2025 related to the change in the fair value of the claims settlement liability associated with the Silverback Claims Settlement, primarily driven by a significant reduction in the probability of payment to the remaining unpaid vendor as of September 30, 2025, resulting in a significant reduction in the expected settlement amount. Refer to Note 4 in the condensed consolidated financial statements for additional information.

Loss on Issuance of Warrants. We recorded a loss of $8,756,303 during the nine months ended September 30, 2025 related to the excess initial fair value of the Offering Common Stock Warrants over the net proceeds received from the Offering. For additional information regarding the Offering and Offering Common Stock Warrants, see Notes 9 and 10 to the condensed consolidated financial statements.

Loss on Issuance of Notes Payable. We recorded a loss of $1,917,562 during the nine months ended September 30, 2025, primarily related to the excess of an aggregate (i) $982,308 in the initial fair value of the Indigo Capital Convertible Notes, (ii) $335,197 in the initial fair value of the Diagonal Convertible Notes, (iii) $295,754 in the initial fair value of the Brick Lane Convertible Notes, (iv) $155,700 in the initial fair value of the Yorkville Promissory Note and (v) $93,215 in the initial fair value of the Boot Convertible Note, each over the proceeds received. For additional information, see Note 8 to the condensed consolidated financial statements.

Loss on Issuance of SEPA. We recorded a loss of $2,582,724 during the nine months ended September 30, 2025 related to the initial fair value of the SEPA put option at inception of the SEPA on May 30, 2025. For additional information regarding the SEPA, see Note 11 to the condensed consolidated financial statements.

Loss on Extinguishment of Accounts Payable. During the nine months ended September 30, 2025, we recorded a loss of $6,513,554 related to the derecognition of the liabilities to vendors in connection with the Silverback Claims Settlement, which was calculated based on the fair value of the shares of Common Stock that can be issued to Silverback to satisfy the claims and the settlement fee. For additional information, see Note 4 to the condensed consolidated financial statements.

Loss on Extinguishment of Notes Payable. During the nine months ended September 30, 2025, we recorded a loss on the extinguishment of notes payable of $8,393,137, which primarily is comprised of (i) $2,123,403 related to excess of the initial fair value of $3,003,300 of the March Indigo Capital Exchange Convertible Note over the carrying amount of the August 2024 Convertible Notes, (ii) $1,745,201 related to the amendment of the AZ Promissory Note to include a conversion feature, (iii) $1,682,641 related to the sale of collateral, further described in Note 8 to the condensed consolidated financial statements, (iv) $1,174,519 related to the issuance of 9,186,581 shares to holders of Junior Notes to extinguish an aggregate $411,865 of principal and accrued interest under the Junior Notes, (v) $1,094,914 related to the amendment of the TAG Promissory Note to include a conversion feature, (vi) $1,071,997 related to the excess of the fair value of the Brick Lane Exchange Convertible Note at issuance and the carrying value of the 100,000 shares of the Company's outstanding Series A Preferred Stock that was extinguished, (vii) $480,399 related to the issuance of 1,878,620 shares to Esousa to extinguish an aggregate $389,375 of principal and accrued interest under the August 2024 Convertible Notes, (viii) $424,887 related to the issuance of 9,000,000 shares to settle $1,097,113 of outstanding principal and accrued interest under the Liqueous Obligation, (ix) $163,500 related to the issuance of the April Indigo Capital Exchange Convertible Note in exchange for the extinguishment of an existing unsecured promissory note of the Company with a carrying value of $2,108,523, and (x) $140,323 related to the excess of the fair value of the Bomore Exchange Convertible Note at issuance and the carrying value of the 100,000 shares of the Company's outstanding Series A Preferred Stock that was extinguished. For further information, see Note 8 to the condensed consolidated financial statements.

In the nine months ended September 30, 2024, we issued 4,648,162 shares to noteholders to extinguish principal and accrued interest under the Senior Notes and Junior Notes. The reacquisition value of the debt was higher than the related carrying value, and thus resulted in a loss on debt extinguishment of $11,597,803 for the nine months ended September 30, 2024. For further information, see Note 8 to the condensed consolidated financial statements.

SEPA Fees and Issuance Costs. We recorded $1,103,451 of SEPA fees and issuance costs during the nine months ended September 30, 2025, which relates to (i) a structuring fee payable to the SEPA Investor in the amount of $25,000, (ii) a commitment fee payable to the SEPA Investor in Common Stock in an amount equal to 1% of the Commitment Amount, or $1,000,000, to be paid 50% on execution of the SEPA and 50% 90 days following the date of the SEPA, (iii) legal expenses of $50,000 related to the issuance of the SEPA, and (iv) costs incurred in connection with the sale of 9,801,958 shares of Common Stock under the SEPA for aggregate gross proceeds of approximately $1,830,853. The 50% portion of the commitment fee payable that was owed at execution of the SEPA resulted in the issuance of 1,332,623 shares of Common Stock to the SEPA Investor during the second quarter of 2025. Additionally, on July 15, 2025, the Company issued the remaining 1,332,623 shares of Common Stock to the SEPA Investor. For additional information regarding the SEPA, see Note 11 to the condensed consolidated financial statements.

Gain on Sale of Intellectual Property Intangible Assets. We recorded a gain on the sale of intellectual property of $8,961,872 during the nine months ended September 30, 2025, which primarily related to the sale of collateral to extinguish the remaining outstanding Junior Notes and Senior Convertible Notes, as further described in Note 8 to the condensed consolidated financial statements.

Loss on Impairment of Inventories, Property and Equipment and Operating Lease Right-of-Use Asset. We recorded a loss on impairment of inventories, property and equipment and operating lease right-of-use asset of $6,064,823 related to write-downs and impairments recorded on our inventories, property and equipment and right-of-use asset in connection with our default under our lease, and ultimate judgment obtained by the Landlord, in April 2025. For additional information, see Notes 1, 3, and 6 to the condensed consolidated financial statements.

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

As of September 30, 2025, we had cash and cash equivalents of $5,941,542 as compared to $209,337 as of December 31, 2024. During the nine months ended September 30, 2025, we received gross cash proceeds of (i) $11,994,834 related to the Offering, as further described in Note 9 to the condensed consolidated financial statements, (ii) $7,156,708 from certain debt instruments issued, as further described in Note 8 to the condensed consolidated financial statements, (iii) $1,830,853 under the SEPA, as further described in Note 11 to the condensed consolidated financial statements, and (iv) $1,340,000 from the Liqueous Settlement Agreement, and future liquidity may be provided from certain agreements executed subsequent to September 30, 2025, as further described in Note 6 to the condensed consolidated financial statements. Our cash flows from operations are not sufficient to fund our current operating model and expansion plans. As of January 31, 2025, we were also required to redeem the Preferred Stock as permitted by law in cash at an amount equal to $10.00 per share, or $23,889,050. Notwithstanding the foregoing, we are not required to redeem any shares of Preferred Stock to the extent we do not have legally available funds to effect such redemption.

From inception through September 30, 2025, we have incurred operating losses and negative cash flows from operating activities. For the nine months ended September 30, 2025 and 2024, we have incurred net losses of $51,257,996 and $22,689,705, respectively, and we have an accumulated deficit of $172,666,551 as of September 30, 2025. The operating loss for the nine months ended September 30, 2025 included $10,398,050 of non-cash interest expense recognized on remeasurement of the preferred stock liability. For additional information on this interest expense, see Note 9 to the condensed consolidated financial statements.

We anticipate that we will incur net losses for the foreseeable future and, even if we generate revenue, there is no guarantee that we will ever become profitable. Unless we are able to implement our Transformation Plan, all of the aforementioned factors raise substantial doubt about our ability to continue as a going concern.

Until we can generate sufficient revenue, we plan to finance our business with the proceeds from the issuance and sale of debt or equity securities, including sales pursuant to the SEPA, or borrowings under credit facilities. We plan to rely on proceeds received from the SEPA to the extent permitted under the terms of the Offering. There is no assurance our management's plans to obtain additional debt or equity financing or credit facilities will be successfully implemented or implemented on terms favorable to us.

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

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the periods presented.

	Nine Months Ended September 30,
	2025	2024
Net cash used in operating activities	$(7,084,481)	$(5,499,839)
Net cash used in investing activities	$(3,957,394)	$—
Net cash provided by financing activities	$17,649,221	$3,583,214

Cash flows from operating activities

Our cash flows used in operating activities to date have been primarily comprised of costs related to research and development, selling and marketing, and other general and administrative activities. We expect our expenses related to personnel and general and administrative activities to increase as a result of operating as a public company.

Net cash used in operating activities was $7,084,481 and $5,499,839 for the nine months ended September 30, 2025 and 2024, respectively. The increase in cash used in operating activities is primarily the result of an increase in cash used from an increase in net loss, partially offset by decreases in cash used from non-cash expenses, including (i) interest expense recognized on remeasurement of preferred stock liability of $10,398,050, (ii) loss on the issuance of warrants of $8,756,303, (iii) loss on extinguishment of accounts payable of $6,513,554, (iv) loss on impairment of inventories, property and equipment and operating lease right-of-use asset of $6,064,823, (v) loss on fair value of warrant liabilities of $3,438,470, partially offset by increases in cash used from non-cash expenses including the gain on sale of intellectual property intangible assets of $8,961,872.

Cash flows from investing activities

Our cash flows from investing activities have historically been comprised primarily of purchases of equipment and installation of improvements to our leased facilities and headquarters.

Net cash used in investing activities was $3,957,394 and nil for the nine months ended September 30, 2025 and 2024, respectively. The amount used in investing activities for the nine months ended September 30, 2025 relates to (i) $2,957,394 of payments under the Convertible Note Receivable, (ii) $600,000 of cash paid for the anticipated acquisition of TCEI, as further described in Note 6 to the condensed consolidated financial statements, and (iii) $400,000 of cash paid related to the payment for the SYME Inventory Advance, as further described in Note 6 to the condensed consolidated financial statements.

Cash flows from financing activities

We have financed our operations primarily through the sale of preferred stock, Common Stock, convertible notes, and promissory notes.

Net cash provided by financing activities was $17,649,221 and $3,583,214 for the nine months ended September 30, 2025 and 2024, respectively.

Net cash provided by financing activities during the nine months ended September 30, 2025 is comprised primarily of (i) $11,994,834 of proceeds from the Offering as further described in Note 9 to the condensed consolidated financial statements, (ii) $7,156,708 of proceeds from certain debt instruments issued, as further described in Note 8 to the condensed consolidated financial statements, (iii) $2,674,899 of payments on debt borrowings, (iv) $1,830,853 of proceeds from the SEPA, (v) $1,658,319 of payments of debt and equity isuance costs and (v) 1,000,000 of proceeds received from the Liqueous Settlement Agreement.

Net cash provided by financing in activities in the nine months ended September 30, 2024 is comprised primarily of proceeds from the issuance of pre-funded warrants and Common Stock of $2,139,866 and $200,000, respectively, as well as proceeds from debt borrowings of $743,000 and proceeds from shareholder advances of $644,936, partially offset by payments of accrued debt issuance costs for the Junior Notes totaling $71,500 and tax withholdings for RSU issuances totaling $73,088.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

For our contractual obligations that are expected to have an effect on our liquidity and cash flow, see section “Notes to Condensed Consolidated Financial Statements – Note 6” in the condensed consolidated financial statements.

Critical Accounting Estimates

Our condensed consolidated financial statements are prepared in conformity with U.S. GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. We evaluate our estimates and assumptions on an ongoing basis. Our estimates and assumptions are based on historical experience and on various other factors that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

There have been no significant changes to our accounting policies during the nine months ended September 30, 2025, as compared to the critical accounting policies described in our audited financial statements included in the Annual Report (as defined above).

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

Item 4. Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Executive Chairman and Co-Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our internal control over financial reporting was not effective due to a material weakness in our control environment around the accounting and presentation of complex financial instrument transactions that was not effectively designed or maintained. Additionally, subsequent to the end of the third quarter, management identified a control deficiency related to wire-transfer authorization that resulted in a fraudulent disbursement, as further described in Note 16 to the condensed consolidated financial statements. Management determined that this deficiency constitutes a material weakness. These material weaknesses could result in material misstatements of the financial statements that would not be prevented or detected on a timely basis.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we intend to implement the following changes during our fiscal year ending December 31, 2025: (i) hire additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are, in part, dependent upon our receiving additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The information under the caption “Legal Proceedings” in Note 6 of the unaudited condensed consolidated financial statements of this Quarterly Report is incorporated herein by reference.

Item 1A. Risk Factors.

The following risk factors supplement the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, as amended (the “Amended Form 10-K”). If any of the risks discussed in this Item 1A or in our Amended Form 10-K, are realized, our business, financial condition, results of operations and prospects could be materially and adversely affected. Defined terms used herein and not otherwise defined are as defined in Part I, Item 1 of this Quarterly Report.

There is no guarantee that our acquisitions of interests in Tekne, SYME or Orbit will close.

The Company has executed the Tekne Letter, pursuant to which it intends to acquire a controlling interest in Tekne. The Company is currently negotiating definitive agreements relating to the Tekne acquisition and the Tekne acquisition requires, among other things, approvals by the Italian government and approval of the Company’s stockholders prior to closing. There can be no assurance that the Tekne transaction will close in the expected timeframe or at all.

The Company has entered into a convertible facility with SYME to loan SYME up to $5.15 million in exchange for receiving a controlling interest in SYME. The acquisition of the ownership interest remains subject to receipt of approval from SYME stockholders and certain foreign regulatory approvals and there can be no assurance that the investment will close in the expected timeframe or at all.

On October 31, 2025, the Company entered into the Orbit Agreement to purchase all of the ownership interests in Orbit owned by Vanguard in a transaction scheduled to close by December 31, 2026. The Company is required to obtain stockholder approval to issue preferred stock to Vanguard, as well as approval of certain preferred stock terms by the NYSE American. As a result, there is no guarantee that the acquisition of Orbit will close in the time frame expected or at all.

In connection with our planned acquisitions, we have made monetary contributions to targeted investment entities and may be unable to recoup those payments.

In connection with our planned acquisitions of ownership interests in certain strategic targets, as of the date of this quarterly report, we have made cash contributions of approximately $8.9 million. To the extent that such acquisitions do not close as anticipated, such entities are required to repay all or part of the funds that we have contributed to them. If such acquisition targets are unable or unwilling to repay such advanced funds, this would have a material adverse effect on our business, financial condition, results of operations and cash flows.

We face a number of risks related to our strategic transactions.

Our Transformation Plan includes periodic acquisitions and divestitures of businesses and technologies. Strategic transactions of this nature involve numerous risks, including the following:

•
Competition for suitable acquisition or investment targets;
•
Inability to consummate deals on favorable or acceptable terms, or due to failure to obtain stockholder, government, regulatory or other necessary approvals or satisfy other closing conditions;
•
Diversion of management’s attention from normal daily operations of the business;
•
Potential difficulties in completing projects associated with in-process research & development;
•
Difficulties in entering markets in which we have no or limited prior experience and where competitors have stronger market positions;
•
In the case of foreign acquisitions and investments, the impact of particular economic, tax, currency, political, legal and regulatory risks associated with specific countries;
•
Inability to successfully integrate the acquired technology, data assets and operations into our business and maintain uniform standards, controls, policies, and procedures;
•
Inability to realize synergies or anticipated benefits within the expected time frame or at all;
•
Unidentified issues not discovered in our due diligence process, including product or service quality issues, security policies, standards, and practices, intellectual property issues and legal contingencies;
•
Inability of an acquisition to further our business strategy as expected or overpay for, or otherwise not realize the expected return on, our investments;
•
Expected earn-outs may not be achieved in the time frame or at the level expected or at all;
•
Lack of ability to recognize or capitalize on expected growth, synergies or cost savings;
•
Insufficient net revenue to offset increased expenses associated with acquisitions;
•
Potential loss of key employees of the acquired companies;
•
Difficulty in forecasting revenues and margins;

•
Inadequate internal control procedures and disclosure controls to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or poor integration of a target company’s or business’ procedures and controls;
•
To the extent we use debt to fund acquisitions or for other purposes, our interest expense and leverage will increase significantly, and to the extent we issue equity securities as consideration in an acquisition, current shareholders’ percentage ownership and earnings per share will be diluted.
•
Assumption of unknown liabilities; and
•
Becoming subject to litigation related to the acquired businesses or assets.

An investment in our Common Stock carries a high degree of risk and stockholders may not be adequately compensated for the business and financial risks associated with an investment in our Common Stock.

A purchase of our Common Stock is subject to a high degree of risk. A purchase of our Common Stock is speculative and requires a long-term commitment, with no certainty of return. Returns generated from the Company’s investments may be insufficient to compensate stockholders adequately for the business and financial risks that must be assumed. There is no guarantee that the Company’s performance will meet any stockholder’s targeted or projected return. The value of the Company’s investments in new businesses may fall, as well as rise, and stockholders may not get back the amount they have invested.

We may make acquisitions or form joint ventures that are unsuccessful.

Our ability to implement our Transformation Plan is partially dependent on our ability to successfully acquire interests in other companies, which creates substantial risk. In order to pursue a growth by acquisition strategy successfully, we must identify suitable candidates for these transactions; however, because of our limited funds, we may not be able to purchase those companies that we have identified as potential successful acquisition candidates. Additionally, we may have difficulty managing post-closing issues such as the integration into our corporate structure. Integration issues are complex, time consuming and expensive and, without proper planning and implementation, could significantly disrupt our business, including, but not limited to, the diversion of management’s attention, the loss of key business and/or personnel from the acquired company, unanticipated events, and legal liabilities. As a result, the consummation of acquisitions or joint ventures may not be successful and, if an acquired business or investment does not perform as expected, it may have an adverse financial impact on the Company.

Related party investments include interests of members of our management that may differ from interests of other investors.

Our Executive Director and Co-Chief Executive Officers have identified and negotiated investments, option rights, and other control relationships with respect to certain companies and businesses, in certain cases with the goal of allowing the Company to ultimately acquire controlling interests in such entities at the right time and on appropriate terms. The initial investment, option, or control relationship creates a conflict of interest when the Company then invests in such entity or business, as such executives may receive benefits (directly or indirectly) not shared by all stockholders. Notwithstanding these conflicts of interest, the Company believes that having access to strategic transactions sourced by our executives is critical to the Company’s future success and anticipates similar transactions in the future. The Company has such related party transactions reviewed and approved by independent directors and the Audit Committee; however, such processes and procedures do not ensure that such investments will be successful or beneficial to stockholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Descriptions of the financing transactions described above under "Recent Financing Transactions, Settlements and Debt Extinguishments" in Part I, Item 2 in this Quarterly Report on Form 10-Q and Note 8 to the condensed consolidated financial statements, as well as share-based compensation arrangements described in Note 12 to the condensed consolidated financial statements are incorporated herein by reference. Such transactions were conducted as private placements to accredited investors exempt from registration under Section 4(a)(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities.

See Note 8.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

		Incorporated by Reference
No.	Description of Exhibit	Form	File No.	Exhibit No.	Filing Date
2.1†	Business Combination Agreement, dated as of August 5, 2022, by and among Tailwind Acquisition Corp., Compass Merger Sub, Inc. and Nuburu, Inc.	8-K	001-39489	2.1	August 8, 2022
3.1	Amended and Restated Bylaws of the Company.	8-K	001-39489	3.2	September 9, 2020
3.2	Amendment to the Amended and Restated Bylaws of the Company	8-K	001-39489	3.1	November 12, 2024
3.3	Amended and Restated Certificate of Incorporation of the Company.	8-K	001-39489	3.1	February 6, 2023
3.4	Amendment to the Amended and Restated Certificate of Incorporation of the Company.	8-K	001-39489	3.1	June 13, 2024
3.5	Amendment to the Amended and Restated Certificate of Incorporation of the Company, dated July 22, 2025.	10-Q	001-39489	3.5	August 14, 2025
3.6	Certificate of Designations of the Company.	8-K	001-39489	3.3	February 6, 2023
4.1	Form of Common Warrant.	S-1	333-290147	4.6	September 10, 2025
4.2	Form of Pre-Funded Warrant.	S-1	333-290147	4.7	September 10, 2025
4.3	Form of Placement Agent Warrant.	S-1	333-290147	4.8	September 10, 2025
10.1*	Securities Purchase Agreement, dated July 16, 2025, between the Company and Indigo Capital LP.
10.2*	Subordinated Convertible Note, dated July 16, 2025, between the Company and Indigo Capital LP.
10.3*	Securities Purchase Agreement, dated July 21, 2025, between the Company and 1800 Diagonal Lending LLC.
10.4*	Convertible Promissory Note, dated July 21, 2025, by the Company in favor of 1800 Diagonal Lending LLC.
10.5	Order Granting Approval of Settlement Agreement and Stipulation, dated July 30, 2025.	8-K	001-39489	10.1	July 31, 2025
10.6	Settlement Agreement and Stipulation, dated July 17, 2025, between the Company and Silverback Capital Corporation.	8-K	001-39489	10.2	July 31, 2025
10.7*	Securities Purchase Agreement, dated August 18, 2025, between the Company and Indigo Capital LP.
10.8*	Subordinated Convertible Note, dated August 18, 2025, between the Company and Indigo Capital LP.
10.9*	Letter regarding Proposal for the Phased Acquisition of Tekne S.p.A., dated August 19, 2025, between the Company and the Selling Shareholders of Tekne S.p.A..
10.10*	Securities Purchase Agreement, dated September 2, 2025, between the Company and Bricklane Capital Management Limited.
10.11*	Subordinated Convertible Note, dated September 2, 2025, between the Company and Bricklane Capital Management Limited.
10.12	Form of Securities Purchase Agreement, dated September 15, 2025, between the Company and the purchasers party thereto.	8-K	001-39489	10.1	September 17, 2025
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

November 14, 2025	NUBURU, INC.
By: /s/ Alessandro Zamboni
	Name:	Alessandro Zamboni
	Title:	Executive Chairman and Co- Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)