Form 10-K
period 2025-12-31
Nuburu, Inc.
filed 2026-03-31
CIK 1814215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-39489

NUBURU, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	85-1288435
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
44 Cook Street, Suite 100 Denver, CO	80206
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (303) 780-7389

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	BURU	NYSE American

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐

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

The aggregate market value of the voting Common Stock held by non-affiliates of the registrant at June 30, 2025 was approximately $24.6 million. Shares of Common Stock beneficially owned by each executive officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purposes.

The number of shares of Registrant's Common Stock outstanding as of March 26, 2026 was 154,588,426 shares.

Documents Incorporated by Reference

Portions of the Registrant’s definitive proxy statement for the Annual Meeting of Stockholders to be held in 2026, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year ended December 31, 2025, are incorporated by reference into Part III hereof.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

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
our ability to repay debt obligations;
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
•
expectations regarding future acquisitions, joint ventures, partnerships, or other relationships with third parties;
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

These and other factors that could cause actual results to differ from those implied by the forward-looking statements in this Annual Report on Form 10-K are more fully described under the heading “Risk Factors” and elsewhere in this Annual Report on Form 10-K. The risks described under the heading “Risk Factors” are not exhaustive. Other sections of this Annual Report on Form 10-K describe additional factors that could adversely affect our business, financial condition, or results of operations. New risk factors emerge from time to time and it is not possible to predict all such risk factors, nor can we assess the impact of all such risk factors on our business, or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. We undertake no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

PART I

ITEM 1. BUSINESS

Corporate History and Background

We were originally incorporated in Delaware on July 21, 2020 under the name “Tailwind Acquisition Corp.” as a special purpose acquisition company, formed for the purpose of effecting an initial business combination with one or more target businesses. On September 9, 2020 (the “IPO Closing Date”), we consummated our initial public offering (the “IPO”). On January 31, 2023, we consummated a business combination with Nuburu Subsidiary, Inc. f/k/a Nuburu, Inc. (“Legacy Nuburu”), a privately held operating company which merged into our subsidiary Compass Merger Sub, Inc. (the “Business Combination”) and changed our name to “Nuburu, Inc.,” and we became the owner, directly or indirectly, of all of the equity interests of Nuburu Subsidiary, Inc. and its subsidiaries. Unless the context requires otherwise, references to “Nuburu,” “we,” “us,” or “our” in this section are to the business and operations of Legacy Nuburu prior to the Business Combination and to Nuburu, Inc. (the “Company”) and its subsidiaries following the Business Combination.

During 2024, our focus was on developing and delivering high-power, high-brightness blue laser technology with a broad range of high value applications that included welding and 3D printing. In 2024, we had approximately 220 granted and pending patents and patent applications globally, which included: blue laser applications such as welding, blue laser technologies, single mode blue laser technology, blue Raman laser technologies, addressable array technologies, and 3D printing using blue lasers. We shipped blue laser systems for applications including EV batteries, medical device production, large screen displays, and cell phone components. In the fourth quarter of 2024, our senior secured lenders provided notice of default with respect to our outstanding secured indebtedness and initiated a foreclosure process with respect to our patent portfolio that served as collateral for our outstanding secured indebtedness (the “Foreclosure”). In the first quarter of 2025, such secured lenders completed the Foreclosure sale and obtained such patents in exchange for extinguishing our outstanding secured indebtedness, while we retained our non-patent intellectual property, including trade secrets and know-how. Following the Foreclosure, we have adjusted our laser business to focus on licensing certain intellectual property, as well as using retained intellectual property primarily for purposes of product development related to our new dual-use Defense and Security Platform, as described below.

On February 27, 2026, we effected a 1-for-4.99 reverse stock split of our Common Stock (the “2026 Reverse Stock Split”). The 2026 Reverse Stock Split has been reflected retroactively to all Common Stock and per share amounts. Proportional adjustments were made to the number of shares of Common Stock issuable upon exercise, vesting, or conversion of our outstanding stock options, restricted stock units, warrants, convertible notes, preferred stock, and other instruments convertible into or exercisable for Common Stock, as well as the applicable exercise prices, conversion prices, and per share grant date fair values.

Our Transformation Plan

In January 2025, we adopted a new business plan focused on building a stable foundation for the future business, including addressing outstanding payables, entering into joint development agreements, and investing in controlling interests in strategic targets (the “Transformation Plan”). In connection with the Transformation Plan, we agreed to certain governance changes, including the appointment of Alessandro Zamboni as our Executive Chairman and changes to our Board of Directors.

Overview of Our Dual-Use Defense and Security Platform

Pursuant to our Transformation Plan, we have become a defense, security, and critical-infrastructure technology company focused on the development, integration, and deployment of dual-use, non-kinetic, and software-orchestrated solutions addressing modern security and resilience challenges across military, governmental, and civilian domains. We operate a modular, platform-based business model that integrates directed-energy technologies, electronic-warfare capabilities, and a software-centric command, control, and orchestration layer through a combination of wholly owned subsidiaries, strategic investments and partnerships, and industrial cooperation arrangements.

During 2025, we undertook a comprehensive strategic transformation designed to reposition us from a legacy industrial laser manufacturer into a dual-use defense and security platform (“Defense and Security Platform”). As part of this transformation, we realigned our operating model toward licensing, joint development, system integration, and asset-light manufacturing, while retaining and expanding core non-patent intellectual property, engineering know-how, software capabilities, and system-architecture expertise.

Our Defense and Security Platform operates as a vertically integrated stack of capabilities, with each layer building upon foundational elements to deliver comprehensive mission capability. Our platform is designed to provide separate layers of distinct functional capabilities while integrating with adjacent layers through a unified software-defined control infrastructure, which enables both independent operation of specific capabilities and coordinated multi-layer mission execution. These layers consist of software governance, including AI-driven orchestration software, risk management platforms, unified command and full auditability; directed energy and electronic warfare (EW) effects, including laser systems, electro-magnetic capabilities and sensor integration; physical integration, including vehicle systems, tactical deployment and field operations; mobile manufacturing, including deployable production and rapid capability deployment; and commercial acceleration, including market access, regulatory expertise and defense partnerships.

In connection with this transformation, in early 2026, we completed the acquisition of Lyocon S.r.l. (“Lyocon”), an Italian photonics and laser-engineering company specializing in the design, development, and production of advanced laser sources, optics, electronics, and customized laser systems for industrial, medical, and high-reliability applications. This acquisition has expanded our in-house engineering, assembly, testing, and demonstration capabilities for laser-based and directed-energy systems applicable to both defense and civilian security use cases. These use cases include the protection of critical infrastructure, ports, borders, transportation hubs, and other sensitive assets, as well as applications in agri-tech and food-system resilience, where laser-based technologies may be applied to mitigate operational, environmental, and supply-chain risks. We also entered into industrial and network cooperation arrangements with defense and technology partners, including Tekne S.p.A. (“Tekne”), a defense-tech company that specializes in the design, production, and outfitting of a diverse range of vehicles, including industrial and military applications, as well as electronic devices for defense and security, advanced telecommunications, and tracking systems. These arrangements are intended to support scalable production, system integration, and access to established defense and dual-use supply chains.

A central pillar of our platform is our software and data-orchestration capability, which is being developed and expanded through Orbit S.r.l. (“Orbit”), an Italian software company specializing in digitalizing operational resilience solutions for mission-critical corporations. We acquired a 10.7% ownership interest in Orbit in October 2025 and an additional 11.3% ownership interest in January 2026. As a result of owning an approximate 22% ownership interest in Orbit in January 2026, we obtained control of Orbit’s board of directors and now hold a controlling position in Orbit. Orbit provides a software platform focused on operational resilience, data integration, and decision support, enabling the coordination, monitoring, and governance of complex systems and assets. Within our platform architecture, Orbit’s software capabilities are intended to function as a unifying software-defined control layer supporting sensor fusion, situational awareness, workflow orchestration, and auditability across both kinetic and non-kinetic components, as well as across defense, civilian, and critical-infrastructure environments.

Our Defense and Security Platform is designed to be applicable not only in military and governmental contexts, but also in civilian critical sectors where regulatory frameworks increasingly emphasize operational resilience, continuity of essential services, and systemic risk management. These sectors include financial services, energy, transportation, agriculture and food systems, and other critical-infrastructure operators. In this context, certain agri-tech applications—such as precision laser-based systems aimed at reducing dependency on chemical inputs, improving crop reliability, and mitigating environmental and operational risks—are viewed by us as part of a broader security and resilience framework related to food security and supply-chain stability.

This regulatory and risk-management focus underpins Orbit’s current portfolio of customers, which consists primarily of financial institutions and selected critical-infrastructure service providers, and informs our broader strategy of addressing converging defense, security, environmental, and civilian resilience requirements through a common, software-orchestrated platform approach.

In addition, we recognize that certain portions of our business—particularly those involving hardware-intensive solutions such as directed-energy systems, special-purpose platforms, and integrated defense or security assets—require capital-intensive supply chains and careful management of inventory, procurement cycles, and working capital in order to scale effectively. As part of our long-term platform strategy, we have made a strategic investment in a single financial-technology platform, Supply@ME Capital Plc ("SYME"), as further described below, which is focused on working-capital solutions with particular emphasis on inventory-related financing and optimization.

This SYME investment is intended to support the scaling of our operating businesses by enhancing supply-chain resilience, liquidity management, and capital efficiency, particularly in contexts where inventory ownership, production lead times, and delivery cycles are material to execution. Our investment in SYME is positioned as a supporting, integrated capability enabler within our platform and does not represent a broader financial-services business or investment strategy to us.

In furtherance of our Defense and Security Platform, in January 2026, we partnered with Maddox Defense Incorporated (“Maddox”) on a contractual joint venture for the development of a modular, containerized, mobile additive manufacturing platform capable of producing drone components, pods, mission-critical structural parts and related components for defense and security applications.

We continue to evaluate and pursue strategic investments, acquisitions, joint ventures, and cooperation initiatives that complement our platform strategy, expand our technological and software capabilities, and support long-term participation in defense and dual-use security, resilience, and food-system stability programs in the United States, Europe, and other allied markets.

Key Technology and Platform Advantages

Our technology portfolio is built around a combination of directed-energy laser systems, electronic-warfare capabilities, and software-based orchestration and analytics, designed to operate as individual components or as part of an integrated Defense and Security Platform. While laser technology remains a foundational element of our offerings, our competitive positioning is based on the coordinated use of multiple technologies rather than reliance on a single component. Our Defense and Security Platform enables progressive deployment, flexible scaling, and adaptive configuration based on operational requirements and threat environments.

Directed-Energy and Laser Technologies

Directed-energy systems based on blue and green laser technologies provide several advantages in defense, security, and dual-use applications, particularly in non-kinetic (i.e. information and electronic focused, rather than physical force or destruction) scenarios:

•
high optical absorption in common sensor materials, enabling effective sensor denial at lower power levels compared to infrared systems;
•
rapid engagement capability without the need for pre-heating or kinetic interceptors;
•
low cost per engagement relative to kinetic interception systems;
•
precision and controllability, enabling graduated responses and reduced collateral effects;
•
applicability across multiple operational domains, including land, maritime, and certain underwater environments; and
•
suitability for integration within layered defense architectures and escalation-control doctrines.

Electronic Warfare and Spectrum-Related Capabilities

In addition to laser-based effects, our platform approach incorporates electronic-warfare and electromagnetic-spectrum-related capabilities designed to support detection, disruption, protection, and coordination functions. These capabilities are intended to complement directed-energy systems by enabling multi-layered responses to threats, improving situational awareness, and supporting coordinated engagement strategies across sensors and effectors.

Software-Based Orchestration and SaaS Capabilities

A key differentiator of our approach is the integration of software-based command, orchestration, and analytics capabilities, including software-as-a-service models delivered through cloud and hybrid architectures. Through Orbit, we develop software platforms focused on operational resilience, data integration, decision support, and governance. These platforms enable:

•
aggregation and correlation of data from multiple sensors and systems;
•
workflow orchestration and coordinated tasking across kinetic and non-kinetic components;
•
auditability, logging, and governance of operational activities; and
•
scalability across defense, governmental, and regulated civilian environments.

Software-based delivery models allow for modular deployment, recurring revenue structures, and continuous enhancement without the need for full system replacement.

Dual-Use Platform-Level Integration

The combined use of directed-energy, electronic-warfare, and software technologies enables us to offer a modular, platform-based architecture, in which individual capabilities can be deployed independently or progressively integrated over time for both defense and civilian commercial applications. This “building-block” approach is intended to provide customers with flexibility, scalability, and adaptability as operational requirements, threat environments, and regulatory constraints evolve.

Together, these technologies support our strategy of addressing converging defense, security, and civilian resilience needs through a unified, software-orchestrated platform rather than through stand-alone products.

Manufacturing and Supply

Historically, we conducted manufacturing operations at a leased facility in Centennial, Colorado, primarily focused on laser system assembly and testing. Following the Foreclosure of our patent portfolio and our related strategic repositioning, we have discontinued internal manufacturing operations in the United States.

As part of our transformation into a Defense and Security Platform, we have restructured our manufacturing and supply model around a combination of wholly-owned operating subsidiaries, industrial partners, and network-based production arrangements.

In this context, in early 2026, we completed the acquisition of Lyocon, which operates from a leased production and engineering site in Italy, supporting the design, assembly, testing, and demonstration of laser-based and directed-energy systems. The Lyocon facility includes:

•
an open-space technical office supporting engineering and program activities;
•
a meeting room for internal coordination and partner or customer engagement;
•
a warehouse area supporting components, sub-assemblies, and logistics;
•
an electrical and mechanical assembly and testing laboratory equipped with multiple benches, including a bench dedicated to system demonstrations;
•
a clean-room environment housing optical assembly, alignment, and testing benches for precision photonics work; and
•
a curtained clean-shield area configured for controlled optical assembly and optical testing activities.

Through this facility, Lyocon provides us with in-house capabilities for system engineering, prototyping, integration, validation, and customer demonstrations, as well as established relationships with specialized suppliers and subcontractors. These capabilities support our focus on directed-energy systems, non-kinetic effects, and application-specific configurations for defense, security, and critical-infrastructure use cases.

In parallel, in early 2026, we entered into a network and industrial cooperation arrangement with Tekne, an established defense and industrial technology company with operations in Italy. Under this arrangement, Tekne provides access to manufacturing capacity, systems-integration capabilities, and supply-chain infrastructure suitable for defense and security applications, including vehicle-mounted, fixed-site, and mobile platforms. This network-based approach is intended to enable us to scale production selectively and support program-specific requirements without maintaining capital-intensive, vertically integrated manufacturing facilities.

Under our current operating model, hardware manufacturing and system assembly are expected to be performed through a combination of Lyocon’s in-house capabilities, Tekne’s industrial network, Maddox's in-house capabilities and other qualified third-party manufacturers or suppliers, depending on application and customer requirements. Our internal focus remains on system architecture, non-patent intellectual property, software orchestration, and coordination of multi-supplier production and delivery.

Research and Development

Our research and development activities are conducted through a combination of subsidiary-level programs, centralized group initiatives, and collaboration with external partners. This structure is intended to balance domain-specific innovation with platform-level scalability and long-term technology coordination.

Each of our operating businesses and acquired subsidiaries maintains its own internal research and development activities aligned with its respective market focus, technical specialization, and regulatory environment. These activities include, as applicable, software development, system engineering, prototyping, testing, and application-specific adaptation of technologies. Research and development activities at the subsidiary level are funded through a combination of operating resources and capital support provided by us, subject to budget approvals and strategic priorities.

In addition to subsidiary-level research and development, we are investing in the development of a centralized research and development capability intended to support the evolution and scalability of our Defense and Security Platform. This centralized function is focused on identifying, evaluating, and integrating technologies that may enhance interoperability, software orchestration, data integration, system resilience, and cross-domain deployment across defense, security, and dual-use applications.

To govern and coordinate research and development activities across the group, we have established a technology coordination and advisory framework that includes designated leaders responsible for key technology verticals, together with selected external advisors. This group-level structure is intended to facilitate knowledge sharing, alignment of technical roadmaps, prioritization of innovation initiatives, and evaluation of emerging technologies relevant to our strategic objectives.

We may also directly evaluate and, where appropriate, participate in joint ventures, partnerships, consortiums, or other collaborative arrangements aimed at advancing research and development initiatives with a global scope. Such initiatives may involve industrial partners, academic institutions, technology providers, or governmental and multilateral programs, and are intended to complement internal development efforts and support the long-term evolution of our platform-based strategy.

Competition

We operate in multiple technology and market segments, each characterized by different competitive dynamics, customer profiles, regulatory frameworks, and procurement processes.

In the directed-energy and laser technology area, including blue- and green-laser systems, we compete with established industrial laser defense and civilian commercial manufacturers and technology providers. These competitors often have significantly greater financial, manufacturing, and operational resources, longer operating histories, and better-established customer relationships than we do. Competition in this area is based on performance, reliability, system-integration capabilities, regulatory compliance, and total cost of ownership, as well as the ability to adapt laser technologies to specific defense, security, and dual-use applications.

Beyond stand-alone laser technologies, our broader activities in the defense and security domain place us in competition with companies that seek to provide integrated defense and security platforms, rather than individual components. These competitors typically offer combinations of sensors, electronic-warfare capabilities, effectors, and command-and-control or mission-management software within unified system architectures.

In this context, our competitive positioning is focused on delivering a modular, platform-based approach, in which individual capabilities—such as directed-energy systems, electronic-warfare functions, and software-based orchestration—can be deployed independently or progressively integrated under a common command and control framework. This approach is intended to provide customers with flexibility, scalability, and the ability to adapt systems over time, in contrast to monolithic or single-vendor solutions.

We face competition from both specialized providers of individual subsystems and larger defense and security companies pursuing integrated, end-to-end platform strategies. Many of these competitors benefit from greater scale, broader product portfolios, and better-established positions within defense procurement ecosystems than we do. There can be no assurance that our platform-based strategy will be adopted by customers or that it will be able to compete effectively against integrated platform providers.

Government Regulation and Compliance

Our technologies, products, and services are subject to extensive regulation in the United States and internationally, particularly in the areas of product safety, export controls, defense, and dual-use technologies.

Historically, laser systems produced by us were classified as Class IV lasers under regulations administered by the U.S. Food and Drug Administration’s Center for Devices and Radiological Health and were required to comply with applicable safety, labeling, and registration requirements. Products marketed outside the United States were subject to applicable foreign regulatory regimes, including European Union CE-marking requirements.

We are subject to U.S. export control laws and regulations administered by the U.S. Department of Commerce, Bureau of Industry and Security, including the Export Administration Regulations. We maintain export-compliance policies and procedures and expect to update them as our business evolves, including as we expand into defense and security applications.

As we increase our focus on defense, security, and dual-use technologies in Europe, particularly in Italy, we may become subject to additional regulatory frameworks governing strategic assets and national security. Italian “Golden Power” regulations and related EU and national defense regimes may require notification, review, or authorization of certain transactions, investments, cooperation arrangements, or operational activities involving defense or strategically significant technologies, including activities that do not involve a change of control. Authorities may impose conditions, limitations, or mitigation measures, or may delay or restrict certain transactions or activities.

In addition, to the extent we or our partners engage in the development, production, or testing of defense articles or defense services in the United States, including through potential future joint ventures or outsourced manufacturing activities, we may become subject to the International Traffic in Arms Regulations ("ITAR") administered by the U.S. Department of State. ITAR may restrict exports, re-exports, and transfers of controlled items, technical data, and know-how, including transfers to non-U.S. persons, and may require registrations, licenses, and ongoing compliance measures.

Compliance with these U.S., Italian, EU, and other international regulatory regimes may result in additional costs, delays, operational constraints, or limitations on our ability to pursue certain strategic initiatives.

Sales and Marketing

Historically, our sales efforts involved direct engagement by senior management with customers over extended sales cycles and required significant technical expertise and customer-specific evaluation.

Under our current operating model, sales and marketing activities are primarily executed at the operating subsidiary level, reflecting the specialized nature of our defense, security, dual-use, and software offerings. Go-to-market activities for defense, security, and critical-infrastructure solutions are conducted by the relevant subsidiaries and operating units, including those operating within the perimeter of Nuburu Defense, LLC and our wholly-owned or partially-owned subsidiaries, such as Orbit and Lyocon, as well as activities conducted in cooperation with industrial and network partners, including Tekne and Maddox, pursuant to applicable cooperation arrangements.

These subsidiary-level teams are responsible for customer engagement, solution positioning, technical pre-sales, and participation in program-specific procurement processes, including interactions with governmental, defense, and regulated civilian customers. This decentralized execution model is intended to align commercial activities closely with domain expertise, regulatory requirements, and customer-specific needs in each market segment.

We retain responsibility for centralized group-level activities, including corporate communications, public relations, investor relations, and selected group marketing initiatives intended to support overall brand positioning, strategic messaging, and coordination across our platform.

In addition, we have established a centralized revenue-officer function to support and coordinate go-to-market strategies across our subsidiaries and partnered activities. This function is intended to assist operating units in areas such as commercial strategy alignment, pricing frameworks, pipeline development, partner coordination, and execution of cross-platform opportunities, while sales execution and customer relationships remain primarily managed at the subsidiary level.

Future sales cycles are expected to continue to involve extended evaluation periods, technical validation, and, in certain cases, participation in government-sponsored programs, pilot projects, or framework agreements if and when commercialization is achieved. Revenue generation may include a mix of licensing fees, software subscriptions, system-integration services, joint-development arrangements, and program-based contracts, depending on the applicable business line and customer requirements.

Employees and Human Capital

As of December 31, 2025, we had nine total employees, five of which were full-time employees. We view our human capital investments as crucial for our success; however, we had to implement furloughs of employees during the year ended December 31, 2024 due to lack of funding. In January 2026, we completed the acquisition of Lyocon, which currently has six full-time employees, and we obtained a controlling interest in Orbit, which currently has eight full-time employees. None of our employees are either represented by a labor union or subject to a collective bargaining agreement. We continually evaluate our business needs and weigh the use of in-house expertise and capacity with outsourced expertise and cost. We currently outsource the functions of accounting, financial reporting, investor relations, human resources, and information technology to third-party consultants and service providers. We also use the services of advisors and consultants on projects on an as-needed basis. We anticipate that in order to reach our strategic objectives, we will be required to recruit and retain additional management, human resources, accounting, finance, technical, engineering and sales personnel.

Investments, Acquisitions and Joint Ventures during 2025 and 2026

January 2026 Tekne Agreements

Effective as of January 13, 2026, we, through Nuburu Defense, LLC (“Nuburu Defense”), our wholly-owned subsidiary, executed definitive agreements with Tekne and its shareholders, implementing (i) the “Contratto di Rete” (the “Network Contract”), which is a specific form of joint-venture contractual agreement under Italian law, (ii) our initial 2.9% investment in Tekne, and (iii) a convertible receivable made by us to Tekne (the “Tekne Convertible Receivable”). In connection with these arrangements, the parties agreed that the Tekne Financial Assurances (which consist of $4,200,000 in assets placed in escrow by S.F.E. Equity Investments SARL (“SFE EI”) for purposes of guaranteeing our performance obligations in connection with acquiring an interest in Tekne and $875,000 in cash collateral provided by us and used to obtain a letter of credit for Tekne) will remain in place for the foreseeable future.

Network Contract. The Network Contract entered into between Tekne and Nuburu Defense has an initial term ending December 31, 2030, which will be renewed on an annual basis thereafter unless a party terminates in writing at least 30 business days prior to December 31st. The Network Contract programs currently include (i) the Americas Program, pursuant to which Tekne is granting exclusive distribution rights for Tekne’s products and solutions within the Americas to Nuburu Defense; (ii) the NATO MENA APAC Program, pursuant to which Tekne will supply its knowledge, workforce, and production and operational facilities, Nuburu Defense will provide guarantees, use its inventory purchasing hub for the purchase of receivables and bear the expenses in connection with legal, marketing, and representation activities and the establishment of regional production sites, and the parties may pursue joint ventures with local companies; and (iii) the Italy Program, which includes the joint study and proposal to Tekne’s customers of Nuburu Defense’s products, the adoption by Tekne of Nuburu Defense’s operational resilience solutions through Orbit, and the possible implementation of cooperation models similar to the ones used in the NATO MENA APAC Program for orders for Italian customers. Activities under the Network Contract are governed by a Common Body, which is composed of two representatives from each of Tekne and Nuburu Defense. The Common Body includes Mr. Zamboni and Mr. Barisoni on behalf of Nuburu Defense, and Ambrogio D’Arrezzo and another individual designated by Mr. D’Arrezzo on behalf of Tekne. Decisions require unanimous agreement of the members of the Common Body. Nuburu Defense may also provide consultancy services to Tekne in exchange for 8% of the actual amounts used by Tekne under the Tekne Convertible Receivable.

Acquisition of 2.9% Interest. We entered into the Share Transfer and Shareholder Convertible Loan Agreement (the “Tekne Purchase Agreement”) with Mr. D’Arrezzo, Carlo Ulacco, and Andrea Lodi, the shareholders of Tekne (the "Tekne Shareholders"), pursuant to which we obtained a 2.9% interest in Tekne from Mr. D’Arrezzo and we issued to Tekne the Tekne Convertible Receivable. Under the Tekne Purchase Agreement, Mr. D’Arrezzo agreed to sell a 2.9% interest in Tekne to us or our subsidiary, in exchange for the issuance of a Subordinated Convertible Note (the “Tekne Subordinated Convertible Note”) in the principal amount of $1,740,000 by us to Mr. D’Arrezzo. The Tekne Subordinated Convertible Note may be converted into 1,394,790 shares of Common Stock at a fixed conversion price of $1.25 per share of Common Stock. The Tekne Subordinated Convertible Note has a maturity date of January 31, 2027, bears no interest except in the event of a default, and may not be repaid or redeemed in cash. The Tekne Subordinated Convertible Note may either be converted into shares of Common Stock following the receipt of the Italian government regulatory approvals required to approve our acquisition of a controlling interest in Tekne, or the Tekne Subordinated Convertible Note will be automatically extinguished upon the exercise of put and call options for the required transfer of the 2.9% interest in Tekne from us back to Mr. D’Arrezzo, if the required regulatory approvals are not obtained. Upon the transfer of the 2.9% interest to us, an Observer is being appointed to Tekne’s board of directors acceptable to us, Mr. Sinnott will remain as a director of Tekne, certain administrative structures will be adopted by Tekne, Tekne will evaluate the adoption of Orbit’s “operational resilience” platform, and Tekne’s financial reporting processes will be adjusted to comply with U.S. GAAP.

Tekne Convertible Receivable. Under the Tekne Purchase Agreement, we funded the Tekne Convertible Receivable in the amount of €13,000,000 to Tekne by depositing funds in a bank account pledged by Tekne to us. Tekne may use the proceeds for certain purposes set forth in the Tekne Purchase Agreement. The Tekne Convertible Receivable has a 4% per annum interest rate and a maturity date of January 13, 2027. Tekne may prepay the Tekne Convertible Receivable in whole or in part without penalty. We may request and obtain full repayment of the Tekne Convertible Receivable upon the repeated use of the funding for unapproved purposes, a change of control, or a negative outcome of the Italian government Golden Power review of our anticipated acquisition of a controlling interest in Tekne. If the required Italian regulatory approvals are obtained, we may elect to receive newly issued shares of Tekne equal to a 25% interest in Tekne (the “Capital Increase”) in consideration for issuing the Tekne Convertible Receivable. Any early repayment of the Tekne Convertible Receivable will not reduce the amount of the Capital Increase that we are entitled to make. Following the Capital Increase, we would own a 27.9% interest in Tekne and would receive governance rights in Tekne consistent with our ownership percentage in Tekne under new by-laws adopted by Tekne.

March 2026 Tekne Letter

In a letter, dated March 19, 2026 (the “March Tekne Letter”), among us, Nuburu Defense and the Tekne Shareholders, we agreed to increase the amount of the Tekne Convertible Receivable from EUR 13,000,000 to EUR 16,692,000, which would represent a 32.1% interest in Tekne. We confirmed our intention to file an application to the Presidenza del Consiglio dei Ministri in accordance with the Italian Golden Power regulations (“GP Authorization”) and to make the Capital Increase of EUR 13,000,000, which would represent a 25% interest in Tekne, upon receipt of the GP Authorization. Subject to obtaining GP Authorization, we plan to obtain a 60% interest in Tekne from (i) the 2.9% interest obtained from Mr. D’Arrezzo in January 2026, (ii) the conversion of the Tekne Convertible Receivable into a 32.1% interest in Tekne, and (iii) the 25% interest obtained from the Capital Increase. Thereafter, we plan to obtain an additional 10% interest in Tekne from the Tekne Shareholders on a pro-rata basis, for EUR 6,000,000 paid in cash, which would result in our owning a 70% interest in Tekne.

Under the March Tekne Letter, the parties also agreed to (i) as part of a restructuring plan for Tekne under Italian law, a possible purchase or financial lease of an industrial complex located in the Municipality of Ortona (CH) in Contrada Villa Caldari and the development of further business lines between us, Nuburu Defense and Tekne, including the manufacture of mobile units for the dual-use production of drones and related components, and (ii) a spin-off from Tekne of its equity interest in Turismo Italia S.r.l. and certain vehicles. We, Nuburu Defense, and the Tekne Shareholders plan to negotiate in good faith and enter into definitive agreements to complete the transactions set forth in the March Tekne Letter.

Orbit Transactions (Related Party)

On October 31, 2025, we, Nuburu Defense, Alessandro Zamboni, and Vanguard Holdings S.r.l. (“Vanguard”), a newly-formed Italian limited liability company wholly owned by Alessandro Zamboni, entered into a Sale, Purchase and Investment Agreement (the “Orbit Agreement”) for the sale of all of the ownership interests in Orbit to Nuburu Defense (the “Orbit Acquisition”). Nuburu Defense is permitted to make up to a $5,000,000 equity investment in Orbit (the “Equity Infusion”), the proceeds of which are anticipated to provide working and growth capital (including for the repayment of payables incurred in the ordinary course of business) for Orbit. In addition to the Equity Infusion, Nuburu Defense will acquire all outstanding capital stock of Orbit from Vanguard for an aggregate purchase price of $12,500,000, consisting of $3,750,000 in cash and $8,750,000 in securities (the “Orbit Consideration”). Effective as of February 3, 2026, the parties to the Orbit Agreement agreed to issue 10,020,040 shares of Common Stock to satisfy the securities component of the Orbit Consideration. Since Orbit is wholly owned by Alessandro Zamboni, our Executive Chairman and Co-Chief Executive Officer, indirectly through Vanguard, the Orbit Acquisition constitutes a related party transaction under U.S. securities laws and, as a result, the Orbit Acquisition and Orbit Agreement have been reviewed and approved by our independent directors and our Audit Committee and securities to be issued in connection with such transaction were approved by the Company’s stockholders at a special meeting held on March 12, 2026.

Under the Orbit Agreement, we have agreed to consummate the Equity Infusion in tranches, with the final tranche closing no later than October 7, 2028. We paid $1,500,000 of the Equity Infusion amount in connection with the signing of the binding letter of intent, dated October 6, 2025, between us and Alessandro Zamboni, resulting in our holding a 10.7% ownership interest in Orbit. Effective as of January 15, 2026, we closed on a second tranche of the Equity Infusion, resulting in our now owning approximately 22% of Orbit. The board of directors of Orbit has been reconstituted and is now comprised of Mr. Zamboni (Chairman and Executive Director), Mr. Barisoni, and Anthony D. Sinnott.

As a result of obtaining control of Orbit's Board of Directors, Orbit became a consolidated subsidiary of the Company on January 15, 2026, and the transaction will be accounted for as a business combination under ASC 805, Business Combinations. As of the date of this Annual Report on Form 10-K, the initial accounting for the business combination of Orbit, including the preliminary determination of the fair values of the assets acquired and liabilities assumed, is incomplete due to the proximity of the closing and the ongoing valuation procedures.

Under the Orbit Agreement, in exchange for the Orbit Consideration, we will acquire full ownership of Orbit from Vanguard in tranches, with the final tranche closing no later than December 31, 2026.

Lyocon Acquisition

On November 28, 2025, we entered into a binding term sheet with the owners of Lyocon, pursuant to which we, through Nuburu Subsidiary, Inc. (“Nuburu Subsidiary”), intended to acquire all of the ownership interests in Lyocon. On January 15, 2026, we, through Nuburu Subsidiary, consummated the acquisition of all of the ownership interests in Lyocon from Paola Zanzola (“PZ”) and Alessandro Sala (“AS” and, together with PZ, the “Sellers”). Pursuant to a Purchase and Sale Agreement, among us, Nuburu Subsidiary and the Sellers, we paid $2,000,000 in consideration to the Sellers, including (i) $750,000 in cash to the Sellers on the closing date, and (ii) a subordinated convertible note in the principal amount of $625,000 to each of the Sellers, which bears no interest, except in the event of a default, and has a maturity date of March 19, 2027 (the “Lyocon Maturity Date”). At the Lyocon Maturity Date, the holder of a convertible note may elect to convert all or a portion of the outstanding principal amount and accrued interest into shares of Common Stock at a conversion price of $1.47, which equals the volume-weighted average price (“VWAP”) of the Common Stock during the 60 trading days immediately preceding the closing date (as adjusted for the 2026 Reverse Stock Split). At the Lyocon Maturity Date, the holder of a convertible note has the right to request us to satisfy all or a portion of the outstanding principal and accrued interest under such convertible note in cash. We may elect to pay all or a portion of the outstanding principal amount and accrued interest under a convertible note in cash in lieu of shares of Common Stock in the event the VWAP of the Common Stock during the 60 trading days immediately preceding the Lyocon Maturity Date is at least 30% higher than the conversion price.

The Sellers may receive an earn out payment of up to an aggregate of $1,000,000 (the “Earn-out Cap”), which would be earned over a 5-year period, with potential earn-out payments being made at the end of 2028 and the end of 2030, upon achievement of certain milestones.

We will also provide $1,000,000 in funding to Lyocon in the form of capital contributions or other debt facility, at our election, of which $500,000 was paid on the closing date, $250,000 is due within 12 months of the closing date, and the remaining $250,000 is due within 24 months of the closing date, but not later than December 31, 2027. In the event that Nuburu Subsidiary ceases to hold more than a 50% interest in Lyocon, any unpaid funding amount will become due and payable upon such loss of control of Lyocon. If Nuburu Subsidiary fails to make a funding payment when due, which is not remedied within 30 days from written notice thereof, the Sellers will be entitled to an earn-out amount of 30% of the Earn-out Cap.

Following the closing date, Lyocon is managed by a board of directors (the “Lyocon Board”) nominated by Nuburu Subsidiary; provided that PZ will be designated as a member of the Lyocon Board for an initial term of 3 years, renewable until the expiration of the five-year business plan developed by the parties. The Lyocon Board is now comprised of Dario Barisoni (Chairman and Executive Director), Alessandro Zamboni, and PZ (Executive Director). The Sellers are employed as managers of Lyocon and entitled to participate in a management equity incentive plan under which they may receive equity awards for Common Stock to be issued by us.

Lyocon became a consolidated subsidiary of the Company on January 15, 2026, and the transaction will be accounted for as a business combination under ASC 805, Business Combinations. As of the date of this Annual Report on Form 10-K, the initial accounting for the business combination of Lyocon, including the preliminary determination of the fair values of the assets acquired and liabilities assumed, is incomplete due to the proximity of the closing and the ongoing valuation procedures.

SYME Convertible Note Receivable and Strategic Investment (Related Party)

On March 14, 2025, we entered into a convertible note receivable with SYME to invest up to $5,150,000 in SYME. As of the date hereof, we have invested the full $5,150,000. SYME is a fintech platform focused on Inventory Monetisation© solutions for manufacturing and trading companies. Upon conversion, we are expected to hold a controlling interest in SYME. Following approval by SYME stockholders, the Financial Conduct Authority, and The Panel on Takeovers and Mergers (collectively, the “Approvals”), we may convert amounts outstanding under the facility into ordinary shares of SYME at a fixed conversion rate of £0.00003 per ordinary share, with conversion shares accompanied by a warrant to acquire one additional ordinary share of SYME for every two ordinary shares of SYME issued on any conversion, with an exercise price of £0.000039, as well as the ability to exercise on a cashless basis. Our Executive Chairman and Co-Chief Executive Officer is the founder and current Chief Executive Officer of SYME, and as a result, the proposed investment was negotiated and approved by our independent board members.

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

In September 2025, in connection with an inventory monetization program related to the Tekne transaction, we advanced $400,000 to a special purpose vehicle affiliated with SYME (the “SYME Inventory Advance”), pursuant to an advance payment letter in connection with a proposed subscription of a financial instrument to be issued by such entity with the aim of monetizing the inventory of Tekne. On March 12, 2026, we entered into a bond subscription agreement (the “SYME 3 Agreement”) with Supply@ME Stock Company 3 S.r.l.(“SYME 3”), an affiliate of SYME For a description of the SYME 3 Agreement, see Note 17 to the consolidated financial statements included herein.During the year ended December 31, 2025, we advanced a total of $5,668,545 in SYME Inventory Advances.

Heckler & Koch AG Investment

On February 6, 2026, we entered into a Securities Purchase Agreement (the “H&K Investment Agreement”) with Brick Lane Capital Management Limited (“Brick Lane”) pursuant to which we acquired from Brick Lane 295,000 shares (or approximately 0.8% of the outstanding common shares) of Heckler & Koch AG (“H&K”), a leading manufacturer of small firearms for NATO and EU countries whose shares are listed on Euronext Paris under the ticker MLHK, for an aggregate purchase price of $15,000,000, which was paid by Subordinated Convertible Note (the “H&K Investment Note”). The H&K Investment Note bears no interest except in the event of a default, has a March 19, 2027 maturity date, and is convertible for $0.7560 per share, which was the closing VWAP on the day prior to the execution date of the H&K Investment Agreement (as adjusted for the 2026 Reverse Stock Split). Conversion of the note is limited in the event stockholder approval or an increase in authorized shares is required, or when conversion would result in Brick Lane and its affiliates beneficially owning more than 9.9% of our then outstanding shares of Common Stock. The H&K Investment Note is subordinate to (i) the currently outstanding Series A Preferred Stock, solely with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company, and (ii) the debenture (the “Debenture”) that we issued to YA II PN, LTD. (“YA”) in the principal amount of $25,000,000 in December 2025. We are required to file a resale registration statement for the shares of Common Stock issuable upon conversion of the H&K Investment Note by no later than 10 business days following the filing of this Annual Report on Form 10-K with the SEC.

Maddox Joint Venture

On October 22, 2025, we entered into a non-binding Strategic Framework Agreement (the “SFA”), among us, Nuburu Defense and Maddox, pursuant to which we and Maddox agreed to establish a joint venture to develop, manufacture, and deploy military drones for NATO customers and for commercial or civilian unmanned aerial vehicle (UAV) applications.

On February 26, 2026, we and Nuburu Defense entered into a Contractual Joint Venture Agreement (the “Maddox Agreement”), with Maddox, pursuant to which we and Maddox have established a contractual joint venture for the development of a modular, containerized, mobile additive manufacturing platform capable of producing drone components, pods, mission-critical structural parts and related components for defense and security applications (the “Maddox Program” or the “Maddox Product”).

Under the Maddox Agreement, the Maddox Program is structured in two phases. Phase I is the development phase, during which we will fund up to $4,000,000 (the “Development Funds”) for Maddox’s development of the first full operating container at its U.S. facility. We will be entitled to a governance, supervision, accounting, compliance and reporting allocation (the “Governance Allocation”) equal to 10% of the Development Funds. We are entitled to a total reimbursable amount (the “Reimbursable Amount”) consisting of the Development Funds actually funded and the Governance Allocation applicable to such Development Funds. During Phase I, a Steering Committee consisting of two representatives appointed by each of us and Maddox will supervise the execution of the Maddox Program. Decisions of the Steering Committee require majority approval and, in the event of a deadlock, the parties must follow the processes set forth in the Maddox Agreement. Phase I will continue until the Maddox Product has successfully completed factory and site acceptance testing and has been certified as market-ready by the Steering Committee.

Phase II is the commercialization phase, during which the parties will form a new entity (“NewCo”) that will be owned 60% by us and 40% by Maddox. NewCo will be governed by a board consisting of five members, three of whom are appointed by us and two of whom are appointed by Maddox. NewCo will be the exclusive commercial vehicle for sales and production of the Maddox Product. During Phase II, until the Reimbursable Amount has been fully repaid to us, all distributable profits of NewCo will be allocated to us and Maddox’s 40% equity interest in NewCo will be pledged in favor of us. Thereafter, distributions will be made in accordance with ownership percentages. NewCo will serve as prime contractor for U.S. and European Union (“EU”)/NATO contracts to the extent permissible; provided that, if necessary, Maddox may act as prime contractor on behalf of NewCo for U.S. contracts and Nuburu, or Tekne, pursuant to a technology transfer agreement with us, may act as prime contractor on behalf of NewCo for EU/NATO contracts. Maddox will lead commercial engagement in the U.S. and we will lead commercial engagement in the EU and NATO territories.

The Maddox Agreement has an initial five-year term and will automatically renew for successive one-year terms unless a party provides notice of non-renewal at least 90 days prior to the expiration of the current term.

Cooperation Agreement with Beryl

On March 3, 2026, Nuburu Defense entered into an International Cooperation Agreement (“Beryl Agreement”) with Tekne and Engineering Bureau Beryl LLC (“Beryl”), pursuant to which the parties will collaborate to support the deployment in Ukraine of a high-performance vehicle developed and manufactured by Tekne based on the Graelion platform, known as the “Tekne Graelion” (the “Graelion Product”). The Beryl Agreement provides a framework for the qualification, deployment, and coordinated industrial scaling of the Graelion Product in Ukraine. Tekne and Nuburu Defense are parties to the Network Contract, which is a specific form of joint-venture contractual agreement under Italian law, and this program is being entered into by Tekne and Nuburu Defense in connection with the Network Contract.

Beryl, a Ukrainian industrial company currently producing and supplying vehicles to Ukrainian military forces, is expected to verify compliance of the Graelion Product with the characteristics stated by the manufacturer, carry out mission-specific kit integration to bring the Graelion Product into conformity with the technical requirements of state customers in Ukraine, and demonstrate the Graelion Product to potential customers. Tekne will be the sole provider of the Graelion Product chassis and core technology required to operate the Graelion Product.

The Beryl Agreement provides a two-year exclusivity period during which (i) Beryl is prohibited from representing any product that competes with the Graelion Product, except for contracts entered into by Beryl prior to the effective date of the Beryl Agreement, and (ii) Tekne will not enter into negotiations with any other third party with respect to the deployment of the Graelion Product in Ukraine or development of the mission-specific kit integration of the Graelion Product. Under the Beryl Agreement, and as part of the Network Contract, Nuburu Defense and Tekne will establish a joint representative office in Kyiv to serve as the program’s operational, industrial and compliance coordination center. Under the Beryl Agreement, Nuburu Defense may provide capital, advance payments, and procurement support, enabling Tekne to acquire materials and components for the

Graelion Product. Nuburu Defense and Tekne will jointly assess and determine the economic feasibility of any transaction involving the Product, including pricing, margin structure and overall program profitability thresholds.

Available Information

Our internet address is https://nuburu.net. We will file or furnish periodic reports and amendments thereto, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K (and amendments to those reports), proxy and information statements and other information filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act with the SEC. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically, which may be accessed through the SEC at http://www.sec.gov. Our reports, amendments thereto, proxy statements and other information are also made available, free of charge, on our investor relations website at https://ir.nuburu.net as soon as reasonably practicable after we electronically file or furnish such information with the SEC. The information contained on the websites referenced in this Annual Report on Form 10-K is not incorporated by reference into this filing. Further, our references to website URLs are intended to be inactive textual references only. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

ITEM 1A. RISK FACTORS

An investment in our Common Stock or preferred stock, $0.0001 par value per share (“Preferred Stock”) involves risks. Prior to making a decision about investing in our Common Stock or Preferred Stock, you should consider carefully the risks together with all of the other information contained in this Annual Report on Form 10-K, including any risks described below. Each of the referenced risks and uncertainties could adversely affect our business, operating results, and financial condition, as well as adversely affect the value of an investment in our securities. Additional risks not known to us or that we believe are immaterial may also adversely affect our business, operating results, and financial condition and the value of an investment in our securities.

Risks Relating to Our Business and Operations

We are an early-stage company with a history of losses. We have not been profitable historically and may not be able to achieve profitability in the future.

Our consolidated financial statements as of and for the year ended December 31, 2025 included elsewhere in this Annual Report on Form 10-K have been prepared assuming we will continue as a going concern. If we are unable to generate sufficient cash flow to sustain our operations or raise additional capital in the form of debt or equity financing, this could affect our ability to continue as a going concern in the future. Since our inception in 2015, we have incurred significant net losses and have used significant cash in our business. For the year ended December 31, 2025, we incurred a net loss of $79,071,276 (including significant non-cash expenses), and we had an accumulated deficit of $200,479,831 as of December 31, 2025. We anticipate that we will incur net losses for the foreseeable future and, even if we increase our revenues, there is no guarantee that we will ever become profitable. Our ability to achieve profitability in the future will depend on a number of factors, many of which are beyond our control.

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

We may obtain funding through public or private equity offerings, private investment in public equity ("PIPE") offerings, debt financings, joint ventures, partnerships, collaborations, and licensing arrangements, through obtaining credit from financial institutions or other sources. If we raise additional funds through future issuances of equity or convertible debt securities, our then existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our Common Stock. If we raise additional funds through issuances of debt, we may be subject to restrictions on our operating activities. However, if we are unable to raise capital when needed or on acceptable terms, that could have a material adverse effect on our continued growth and development and/or we may be forced to cease operations. In addition, if adequate capital is not available to us, it may create substantial doubt among third parties, including suppliers and potential customers. Such doubt could adversely impact our business, reputation, prospects, and our consolidated financial statements. The report from our auditors for our consolidated financial statements as of and for the year ended December 31, 2025 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. These conditions and the related uncertainty regarding our ability to continue operations may materially limit our ability to raise additional funds through the issuance of equity or debt securities or through other financing arrangements. For additional information, refer to Note 1 to the consolidated financial statements included herein, for the Company’s evaluation of the events and conditions and its plans regarding the going concern matter.

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

We may face antitrust and other legal challenges.

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

Our limited operating history makes evaluating our business, the risks and challenges we may face and our future prospects difficult.

From our inception in 2015 to early 2025, we focused principally on developing our blue laser systems. We are now diversifying our business as described in our Transformation Plan. As a result, we have a limited history operating our business, and therefore a limited history upon which you can base an investment decision. If actual results differ from our estimates or we adjust our estimates in future periods, our operating results and financial position could be materially and adversely affected. You should consider our prospects in light of the risks and uncertainties companies encounter when introducing new technologies into a competitive landscape.

Our products and services involve a lengthy sales and installation cycle, and if we fail to close sales on a regular and timely basis it could harm our business. The long sales cycles for our products may cause us to incur significant expenses without offsetting revenues.

In order to make a sale, we must typically provide a significant level of education to prospective customers regarding the use and benefits of our products and our technology. The period between initial discussions with a potential customer and the sale of our products typically depends on a number of factors, including the potential customer’s attitude towards innovative products, the potential customer’s budget and whether the potential customer requires financing arrangements. Prospective customers often undertake a significant evaluation process, which may further extend the sales cycle. While our customers are evaluating our products, we may incur substantial sales, marketing and research and development expenses in exploring and demonstrating the suitability of our products to a customer’s needs. Once a customer makes a formal decision to purchase our product, the fulfillment of the sales order by us requires a substantial amount of time. This lengthy sales and installation cycle is subject to a number of significant risks over which we have little or no control. Because of both the long sales and installation cycles, we may expend significant resources on attracting prospective customers without having certainty of generating sales.

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

If we lose a member of our management team or other key employee, it may prove difficult for us to replace him or her with a similarly qualified individual, which could impact our business and operating success. In addition, we do not have “key person” life insurance policies covering any of our officers or other key employees.

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

As we expand our business, we intend to work with customers, suppliers and other partners around the world. Managing further international expansion will require additional resources and controls. Any expansion internationally could subject our business to risks associated with international operations, including:

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

We use novel technologies, and potential customers may be hesitant to make a significant investment in our technology or switch from the technology they are currently using.

We use novel technologies that are deployed in a novel way and will compete with currently existing technologies. Even if our products are superior to existing products, potential customers may choose products from our competitors that are based on existing technologies due to wider market acceptance and familiarity with such technologies. Moreover, given the limited history of our technology, potential customers may be hesitant to make a significant investment in our products. If our technology does not achieve market acceptance, then our business and results of operations would be materially adversely affected.

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

We have executed the Tekne Purchase Agreement, pursuant to which we intend to acquire a controlling interest in Tekne. The Tekne acquisition requires, among other things, approvals by the Italian government and approval of our stockholders prior to closing. There can be no assurance that the Tekne transaction will close in the expected timeframe or at all.

We have entered into a convertible note receivable with SYME to invest up to $5,150,000 in exchange for receiving a controlling interest in SYME. The acquisition of the ownership interest remains subject to receipt of approval from SYME stockholders and certain foreign regulatory approvals and there can be no assurance that the investment will close in the expected timeframe or at all.

On October 31, 2025, we entered into the Orbit Agreement to purchase all of the ownership interests in Orbit owned by Vanguard in a transaction scheduled to close by December 31, 2026. There is no guarantee that the acquisition of Orbit will close in the time frame expected or at all.

In connection with our planned acquisitions of interests in Tekne, SYME and Orbit, we have provided funding to them and may be unable to recoup those payments if the acquisitions do not close.

In connection with our planned acquisitions of interests in Tekne, SYME and Orbit, we have provided funding of approximately $37,400,000. To the extent that such acquisitions do not close as anticipated, such entities are required to repay all or part of the funds that we have contributed to them. If such acquisition targets are unable or unwilling to repay such advanced funds, this would have a material adverse effect on our business, financial condition, results of operations and cash flows.

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
•
Potential difficulties in completing projects associated with in-process research and development;
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
•
To the extent we use debt to fund acquisitions or for other purposes, our interest expense and leverage will increase significantly, and to the extent we issue equity securities as consideration in an acquisition, current shareholders’ percentage ownership and earnings per share will be diluted;
•
Assumption of unknown liabilities; and
•
Becoming subject to litigation related to the acquired businesses or assets.

An investment in our Common Stock carries a high degree of risk and stockholders may not be adequately compensated for the business and financial risks associated with an investment in our Common Stock.

A purchase of our Common Stock is subject to a high degree of risk. A purchase of our Common Stock is speculative and requires a long-term commitment, with no certainty of return. Returns generated from our investments may be insufficient to compensate stockholders adequately for the business and financial risks that must be assumed. There is no guarantee that our performance will meet any stockholder’s targeted or projected return. The value of our investments in new businesses may fall, as well as rise, and stockholders may not get back the amount they have invested.

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

Our Executive Chairman and Co-Chief Executive Officers have identified and negotiated investments, option rights, and other control relationships with respect to certain companies and businesses, in certain cases with the goal of allowing us to ultimately acquire controlling interests in such entities at the right time and on appropriate terms. The initial investment, option, or control relationship creates a conflict of interest when the Company then invests in such entity or business, as such executives may receive benefits (directly or indirectly) not shared by all stockholders. Notwithstanding these conflicts of interest, we believe that having access to strategic transactions sourced by our executives is critical to our future success and anticipate similar transactions in the future. We have such related party transactions reviewed and approved by independent directors and the Audit Committee; however, such processes and procedures do not ensure that such investments will be successful or beneficial to stockholders.

We may be unable to satisfy our significant debt service obligations, which could have an adverse effect on our business, financial condition, results of operations and cash flows.

Under the Debenture that we issued to YA in the principal amount of $25,000,000 in December 2025, we are required to pay monthly installment payments of $2,777,778 of principal plus accrued and unpaid interest beginning in March 2026. We currently do not have, and may not be able to achieve, a level of cash flows from operating activities sufficient for us to pay the principal or interest on our indebtedness and there are limitations on our obtaining funds through using the Standby Equity Purchase Agreement entered into with YA. If we are unable to repay or otherwise refinance our indebtedness when due, if we fail to comply with covenants in the financing documents with YA, or if any other event of default under the financing documents with YA is not cured or waived, YA could elect to declare all amounts outstanding to be immediately due and payable. In the event YA accelerates the repayment of our borrowings, we may not have sufficient assets to repay that indebtedness. Any acceleration of amounts due to YA could have an adverse effect on our business, financial condition and results of operations and could have a material adverse effect on the trading price of our Common Stock.

The Debenture and other financing documents with YA contain restrictions on our actions that may limit our operational flexibility or otherwise adversely affect our results of operations.

The terms of the financing documents with YA include a number of covenants that limit our ability and our subsidiaries’ ability to, among other things, incur additional indebtedness, grant liens, or enter into Variable Rate Transactions (as defined in the purchase agreement with YA). The terms of the financing documents may restrict our current and future operations and could adversely affect our ability to finance our future operations or capital needs. In addition, complying with these covenants may make it more difficult for us to successfully execute our Transformation Plan by limiting our business strategy and preventing potential acquisitions that would benefit our business.

Risks Relating to Litigation and Regulation

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business and results of operations.

We are subject to laws and regulations enacted by national, regional, and local governments. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time-consuming, and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments, and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business.

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

We are subject to various laws regarding privacy, information security and data protection. In particular, our handling of data relating to individuals is subject to a variety of laws and regulations relating to privacy, data protection, and information security, and it may become subject to additional obligations, including contractual obligations, relating to our maintenance and other processing of this data. For example, the European Union’s General Data Protection Regulation, or GDPR, and similar legislation adopted in the U.K., impose stringent data protection requirements and provide for significant penalties for noncompliance. In the United States, California has enacted legislation, the California Consumer Privacy Act, or CCPA, that, among other things, requires covered companies to provide disclosures to California consumers, and afford such consumers abilities to opt-out of certain sales of personal information.

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

We expect to do business throughout the world. Doing business on a global basis requires us to comply with anti-corruption laws and regulations imposed by governments around the world with jurisdiction over our operations, including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act 2010, as well as the laws of the countries where we do business. We are also subject to various trade restrictions, including trade and economic sanctions and export controls, imposed by governments around the world with jurisdiction over our operations. For example, in accordance with trade sanctions administered by the Office of Foreign Assets Control and the U.S. Department of Commerce, we are subject to limitations on or are prohibited from engaging in transactions involving certain persons and certain designated countries or territories, including Belarus, Cuba, Iran, Syria, North Korea, Russia, and certain occupied territories in Ukraine. In addition, our products are subject to export regulations that can involve significant compliance time and may add additional overhead cost to our products. In recent years the U.S. government has had a renewed focus on export matters. For example, the Export Control Reform Act of 2018 and regulatory guidance have imposed additional controls, and may result in the imposition of further additional controls, on the export of certain “emerging and foundational technologies.” Violations of the International Traffic in Arms Regulations (“ITAR”) or other applicable trade compliance regulations could result in significant sanctions including fines, more onerous compliance requirements and debarments from export privileges or loss of authorizations needed to conduct our international business. A violation of ITAR or other applicable trade regulations could have a material adverse effect on our business, financial condition and results of operations.

We could be liable for environmental damages resulting from our operations, which could impact our reputation, our business, and our operating results.

We are subject to federal, state, local and foreign environmental laws and regulations depending on where our operations are located and where we ship our products. Environmental laws and regulations can be complex and may often change. These laws can give rise to liability for administrative oversight costs, cleanup costs, property damage, bodily injury, fines, and penalties. Capital and operating expenses needed to comply with environmental laws and regulations can be significant, and violations may result in substantial fines and penalties or third-party damages. In addition, environmental laws and regulations such as the Comprehensive Environmental Response, Compensation and Liability Act in the United States impose liability on several grounds including for the investigation and cleanup of contaminated soil and ground water, for building contamination, for impacts to human health and for damages to natural resources. If contamination is discovered in the future at properties formerly owned or operated by us or currently owned or operated by us, or properties to which hazardous substances were sent by us, it could result in our liability under environmental laws and regulations. Many of our current and future customers have high sustainability standards, and any environmental noncompliance by us could harm our reputation and impact a customer’s buying decision. The costs of complying with environmental laws, regulations, and customer requirements, and any claims concerning noncompliance or liability with respect to contamination in the future, could have a material adverse effect on our financial condition or our operating results.

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

Though an issued patent is presumed valid and enforceable, its issuance is not conclusive as to its validity or its enforceability and future patents may not provide us with adequate proprietary protection or competitive advantages against competitors with similar products. Patents, if issued, may be challenged, deemed unenforceable, invalidated, or circumvented. Proceedings challenging patents could result in either loss of the patent, or denial of the patent application or loss or reduction in the scope of one or more of the claims of the patent or patent application. In addition, such proceedings may be costly. Thus, any patents that we may own may not provide any protection against competitors. Furthermore, an adverse decision may result in a third party receiving a patent right sought by us, which in turn could affect our ability to commercialize our products.

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

Our former secured lenders obtained our existing patent portfolio in connection with the Foreclosure sale. While we retain our trademarks, trade secrets, know-how, and other intellectual property rights, we may have to initiate legal action in order to clearly establish ownership rights with respect to such intellectual property. Further, the former secured lenders may sue us for infringement if they believe our continued participation in the laser industry is in violation of the patents they acquired through the Foreclosure.

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

Many of our current and former employees and consultants were previously employed at or engaged by other technology-based companies, including our competitors or potential competitors. Some of these employees, consultants and contractors, may have executed proprietary rights, non-disclosure and non-competition agreements in connection with such previous employment. Our efforts to ensure that our employees and consultants do not use the intellectual property, proprietary information, know how or trade secrets of others in their work for us may not be successful, and we may be subject to claims that we or these individuals have, inadvertently or otherwise, misappropriated the intellectual property or disclosed the alleged trade secrets or other proprietary information, of these former employers or competitors.

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

In October 2025, we were the victim of email fraud due to our receiving an invoice from a criminal actor posing as our financial advisor and our paying the invoice amount to the criminal actor’s bank account based on the falsified wiring instructions. As a result, we incurred a loss of $1,005,352. We pursued recovery of this amount with the banks involved in the wire transfer, but at this time we do not expect that we will be able to recover such funds. We are working to enhance our controls relating to electronic payments by or for us that we believe will reduce our risk of becoming a victim of future frauds related to our payments, including by wire transfers. However, cyber-related criminal activities continue to evolve and increase in sophistication, frequency and severity. As a result, any control enhancements that may be made to our controls may not be successful in avoiding our becoming a victim to further cyber-related crimes.

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

Risks Relating to Being a Public Company

We have received a Notice of Noncompliance from the NYSE American and the NYSE American may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our Common Stock is publicly traded on the NYSE American under the symbol “BURU.” In order to continue listing our securities on the NYSE American, we are required to maintain certain financial, distribution and stock price levels. On April 29, 2025, we received a Notice of Noncompliance from NYSE Regulation indicating that we were not in compliance with Section 1003(a)(i) of the NYSE American LLC Company Guide (the “Company Guide”), which requires a company to maintain stockholders’ equity of $2,000,000 or more if it has reported losses from continuing operations or net losses in two of its three most recent fiscal years.

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

NYSE American’s acceptance of the Compliance Plan has no immediate effect on the listing or trading of our securities and our Common Stock will continue to trade on the NYSE American under the symbol “BURU” during the Plan Period with the designation of “.BC” to indicate that we are not in compliance with the NYSE American’s continued listing standards.

In addition, under Section 1003(f)(v) of the Company Guide, if a company’s common stock sells at an abnormally low price for a substantial period of time, its common stock could be delisted. NYSE American views stock trading at below $0.20 as being in the range of abnormal and will halt trading and may move to delist common stock that trades below $0.10, or may otherwise require a company to immediately implement a reverse stock split, if it has authority to do so. Trading of our Common Stock was halted by NYSE American on February 13, 2026, because the trading price dropped below NYSE American’s minimum trading price of $0.10. We implemented a 1-for-4.99 reverse stock split on February 27, 2026, in order to return to compliance with the minimum trading price requirement. Our Common Stock resumed trading on the NYSE American on March 2, 2026. We cannot provide assurance that any increase in trading of our Common Stock above $0.10 will be sustained.

If the NYSE American delists our Common Stock from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including: a limited availability of market quotations for our securities; reduced liquidity for our securities; brokers declining to transact in our stock; limited amount of news and analyst coverage; and a decreased ability to issue additional securities or obtain additional financing in the future.

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

We have had to restate to correct certain misstatements in our consolidated financial statements and have identified and disclosed material weaknesses in our internal controls over reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. Effective internal control over financial reporting is necessary for us to provide reliable financial reporting and prevent fraud.

In our Form 10-Q for the quarter ended September 30, 2025, our management concluded that our internal control over financial reporting was not effective due to a material weakness in our control environment around the accounting and presentation of complex financial instrument transactions that was not effectively designed or maintained. Additionally, subsequent to the end of the third quarter of 2025, management identified a material weakness related to wire-transfer authorization that resulted in a fraudulent disbursement.

To remediate such weaknesses, we intend to (i) hire additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. These remediation measures may be time-consuming and costly, and there is no assurance that these initiatives will ultimately have the intended effects. Any failure to maintain effective internal control over financial reporting could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our consolidated financial statements are not accurate or are not filed on a timely basis, we could be subject to regulatory scrutiny, investigations or enforcement actions, which could have an adverse effect on our business, financial condition and results of operations. Ineffective internal control over financial reporting could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

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

Our quarterly results of operations and key metrics may vary significantly in the future, and period-to-period comparisons of our results of operations and key metrics may not be meaningful. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Our quarterly results of operations and key metrics may fluctuate as a result of a variety of factors, many of which are outside of our control, and as a result, may not fully reflect the underlying performance of our business. Fluctuation in quarterly results may negatively impact the value of our securities. Factors that may cause fluctuations in our quarterly results of operations and key metrics include, without limitation, those listed elsewhere herein and:

•
our ability to generate revenue;
•
our ability to raise capital;
•
our ability to maintain our listing on NYSE American or any other exchange;
•
our ability to repay our outstanding debt and other obligations;
•
our ability to expand our number of customers and sales;
•
our ability to hire and retain employees;
•
the timing of expenses and recognition of revenue;
•
the amount and timing of operating expenses related to the maintenance and expansion of our business and operations, as well as international expansion;
•
changes in our pricing or the pricing of our competitors;
•
changes in the competitive dynamics of our industry, including consolidation among competitors;
•
changes in laws and regulations that impact our business;
•
the timing of expenses related to any future acquisitions, including our ability to successfully integrate, and fully realize the expected benefits of, any completed acquisitions;
•
health epidemics or pandemics;
•
civil unrest and geopolitical instability (including war in the Middle East); and
•
general political, economic, and market conditions.

The redemption of our Preferred Stock may require a significant amount of cash and may result in adverse tax consequences.

Pursuant to the Certificate of Designations, on January 31, 2025, which was the two-year anniversary of the issuance of our Preferred Stock, because the conversion price exceeded the VWAP of Common Stock, we became obligated to redeem all outstanding shares of Preferred Stock for $10.00 in cash per share, subject to our having legally available funds to pay such amount. In connection with any such redemption, we may also be required, pursuant to the Inflation Reduction Act of 2022, to pay an excise tax of 1% on the fair market value of any Preferred Stock redeemed. The redemption of the Preferred Stock and the payment of any excise tax would adversely affect our business, financial position and results of operations. While certain holders of Preferred Stock have issued a demand for redemption, we do not believe that we currently have funds legally available to pay the redemption amount as determined under Delaware law.

Our stock price may change significantly and you could lose all or part of your investment as a result.

The trading price of the Common Stock is likely to be volatile. The stock market recently has experienced extreme volatility.

These broad market and industry fluctuations may adversely affect the market price of Common Stock, regardless of our actual operating performance. In addition, price volatility may be greater if the public float and trading volume of Common Stock is low.

In the past, following periods of market volatility, stockholders have instituted securities class action litigation. If we are involved in securities litigation, it could have a substantial cost and divert resources and the attention of executive management from our business regardless of the outcome of such litigation.

If securities analysts do not publish research or reports about our business or if they downgrade our stock or our industry, our stock price and trading volume could decline.

The trading market for Common Stock will rely in part on the research and reports that industry or financial analysts publish about us or our business. We will not control these analysts. In addition, some financial analysts may have limited expertise with our model and operations. Furthermore, if one or more of the analysts who do cover us downgrade our stock or industry, or the stock of any of our competitors, or publish inaccurate or unfavorable research about our business, the price of our stock could decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, we could lose visibility in the market, which in turn could cause our stock price or trading volume to decline.

Future sales of substantial amounts of our Common Stock in the public markets, or the perception that such sales could occur, could cause the market price of our Common Stock to drop significantly, even if our business is doing well, and certain selling securityholders still may receive significant proceeds.

The sale of shares of our Common Stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of our Common Stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that it deems appropriate.

As disclosed in this report and prior filings with the SEC, we have issued a significant number of shares of Common Stock and warrants and convertible notes that may be converted into shares of Common Stock.

On February 17, 2026, we consummated a best efforts public offering of 11,699,227 shares of Common Stock, pre-funded warrants to purchase up to 10,162,680 shares of Common Stock, warrants to purchase up to 32,792,859 shares of Common Stock and placement agent warrants to purchase up to 437,239 shares of Common Stock. On September 16, 2025, we completed a best efforts public offering of 6,487,683 shares of Common Stock, pre-funded warrants to purchase up to 10,352,721 shares of Common Stock, warrants to purchase up to 25,260,605 shares of Common Stock and placement agent warrants to purchase up to 673,617 shares of Common Stock.

On May 30, 2025, we entered into a Standby Equity Purchase Agreement (“SEPA”) with YA, pursuant to which YA has committed to purchase up to $100,000,000 of shares of our Common Stock, subject to certain limitations and conditions set forth in the SEPA. The shares of our Common Stock that may be issued under the SEPA may be sold by us to YA at our discretion from time to time for a period of up to 36 months, unless the SEPA is earlier terminated. On June 9, 2025, we filed a Registration Statement on Form S-1 to register for resale from time to time up to 4,008,017 shares of Common Stock that may be purchased by YA under the SEPA. On August 29, 2025, we filed a Registration Statement on Form S-1 to register for resale from time to time up to 6,012,025 shares of Common Stock that may be purchased by YA under the SEPA. On December 12, 2025, we filed a registration statement on Form S-1 with the SEC to register the resale of up to 26,052,105 shares of Common Stock that may be purchased by YA under the SEPA. If it becomes necessary for us to issue and sell to YA more shares of Common Stock than we have registered in order to receive aggregate gross proceeds of $100 million under the SEPA, we may need to file additional registration statements with the SEC to register such additional shares of our Common Stock for resale.

On June 16, 2025, we filed a Registration Statement on Form S-1 to register for resale from time to time up to 8,156,395 shares of Common Stock that may be sold by the selling stockholders listed in the prospectus included therein, which includes shares of Common Stock that are issuable or have been issued upon conversion of promissory notes. On August 29, 2025, we filed a Registration Statement on Form S-1 to register for resale from time to time up to 5,198,028 shares of Common Stock that may be sold by the selling stockholders listed in the prospectus included therein, which are issuable upon conversion of promissory notes.

On December 23, 2025, we filed a Registration Statement on Form S-1 to register for resale from time to time up to 46,092,185 shares of Common Stock that may be sold by YA upon exercise of warrants issued to YA on December 17, 2025.

By mid-April 2026, we are required to file a registration statement to register for resale from time to time up to 19,841,664 shares of Common Stock that may be sold by Brick Lane upon conversion of the promissory note issued to Brick Lane on February 6, 2026 in connection with the H&K investment.

We issued 11,176,651 shares of Common Stock to Indigo Capital LP (“Indigo”) upon exercise of a pre-funded warrant issued to Indigo on February 6, 2026, in exchange for the extinguishment and cancellation of 844,938 shares of our Series A Preferred Stock held by Indigo.

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

In addition, we have reserved a total of up to 15,300 and 151,000 shares of our Common Stock for future issuance under the Nuburu, Inc. 2022 Equity Incentive Plan (the "Equity Incentive Plan") and the Nuburu, Inc. 2022 Employee Stock Purchase Plan (the "ESPP"), respectively, which will become eligible for sale in the public market once those shares are issued, subject to provisions relating to various vesting agreements, lock-up agreements and, in some cases, limitations on volume and manner of sale applicable to affiliates under Rule 144, as applicable.

As described above, we have issued some of our securities in connection with investments or acquisitions. The amount of shares of Common Stock issued in connection with an investment or acquisition has and could in the future constitute a material portion of our then-outstanding shares of Common Stock. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to our stockholders.

Anti-takeover provisions in our Governing Documents could delay or prevent a change of control.

Certain provisions of our Governing Documents may have an anti-takeover effect and may delay, defer or prevent a merger, acquisition, tender offer, takeover attempt or other change of control transaction that a stockholder might consider in its best interest, including those attempts that might result in a premium over the market price for the shares held by our stockholders. The provisions include, among others, those summarized in the “Description of Registrant’s Securities” filed as Exhibit 4.6 to this Annual Report on Form 10-K.

Our outstanding convertible notes, preferred stock, and warrants contain anti-dilution protection, which may cause significant dilution to our stockholders.

The issuance of shares of Common Stock upon the conversion of convertible notes, preferred stock, and warrants would dilute the percentage ownership interest of holders of our Common Stock, dilute the book value per share of our Common Stock and increase the number of our publicly traded shares, which could depress the market price of our Common Stock.

In addition, certain of these securities generally contain weighted average anti-dilution provisions which, subject to limited exceptions, would increase the number of shares issuable upon conversion of such securities (by reducing the conversion or exercise price) in the event that we in the future issue Common Stock, or securities convertible into or exercisable to purchase Common Stock, at a price per share lower than the conversion price then in effect.

Our Common Stock is subordinated to our Preferred Stock.

In connection with the closing of the Business Combination on January 31, 2023, we declared an issuance of shares of Preferred Stock to certain holders of record of Common Stock as of the close of business on the closing date. Such Preferred Stock is convertible into shares of Common Stock at any time at the holder’s option, and in certain circumstances at our option, subject to the conversion procedures and at the conversion price described in the Certificate of Designations. As described in the Certificate of Designations, shares of Preferred Stock rank senior to shares of Common Stock, with respect to rights on the distribution of assets in any voluntary or involuntary liquidation, dissolutions or winding up of the affairs of the Company.

Because there are no current plans to pay cash dividends on our Common Stock or Preferred Stock for the foreseeable future, you may not receive any return on investment unless you sell your shares for a price greater than that which you originally paid.

We intend to retain future earnings, if any, for future operations, expansion and debt repayment (if any) and there are no current plans to pay any cash dividends for the foreseeable future. The declaration, amount, and payment of any future dividends on shares of our Common Stock or our Preferred Stock will be at the sole discretion of our board of directors. Our board of directors may take into account general and economic conditions, our financial condition, and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax, and regulatory restrictions, implications on the payment of dividends by us to our stockholders and us, and such other factors as our board of directors may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any current or future indebtedness we may incur. As a result, you may not receive any return on an investment in our Common Stock unless you sell shares for a price greater than that which you originally paid.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management program is aligned with our business strategy. It shares common methodologies, reporting channels, and governance processes that apply to other areas of enterprise risk, including legal, compliance, strategic, operational, and financial risk. Key elements of our cybersecurity risk management program include:

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

We describe whether and how risks from identified cybersecurity threats have or are reasonably likely to affect our financial position, results of operations, and cash flows, under the heading “Cyber-attacks and other disruptions, security breaches, and incidents could have an adverse effect on our business, harm our reputation, and expose us to liability” included as part of our Item 1A. "Risk Factors"of this Annual Report on Form 10-K, which disclosures are incorporated by reference herein. Except for a wire-transfer authorization that resulted in a fraudulent disbursement as set forth in such risk factor, in the last three fiscal years, to our knowledge we have not experienced any material cybersecurity incidents.

We outsource around-the-clock coverage to a third-party managed service provider who provides timely alerting and notification of potential cybersecurity issues. We continually work with third-party experts to advise on new threats and cybersecurity strategy best practices for specific capabilities.

Our Audit Committee of the Board of Directors is responsible for oversight of our risk assessment, risk management, disaster recovery procedures, and cybersecurity risks. Periodically each year, the Audit Committee receives an overview from one or both of our Co-Chief Executive Officers of our cybersecurity threat risk management and strategy processes, including potential impact on the Company, the efforts of management to manage the risks that are identified, and our disaster recovery preparations. Members of the Board of Directors regularly engage in discussions with management on cybersecurity-related news events and discuss any updates to our cybersecurity risk management and strategy programs.

ITEM 2. PROPERTIES

Our corporate headquarters are leased and are located in Denver, Colorado. On January 15, 2026, we completed the acquisition of Lyocon, which leases facilities in Italy, including approximately 27,000 square feet of warehouse space in Vigevano (PV) pursuant to a lease with an annual lease rate of EUR14,400, paid monthly, which renews automatically and may be terminated with six months advance notice. We are seeking additional facilities for our operations, including potentially utilizing space owned or leased by strategic partners and subsidiaries.

ITEM 3. LEGAL PROCEEDINGS

In the normal course of business, we may become involved in legal proceedings. We will accrue a liability for legal proceedings when it is probable that a liability has been incurred and the amount can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. For information regarding our legal proceedings, refer to Note 7 to the consolidated financial statements included herein.

On September 19, 2025, J.H. Darbie and Co., Inc. (“Darbie”) filed a claim in the U.S. District Court of the Southern District of Florida, West Palm Beach Division, alleging breach of contract under a Finder’s Fee Agreement entered into between us and Darbie in May 2024 and under a Financial Advisory Agreement, dated June 10, 2024, between the parties. Darbie voluntarily dismissed the lawsuit due to lack of jurisdiction in Florida on January 7, 2026. On March 10, 2026, Darbie initiated an arbitration in FINRA’s dispute resolution forum.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price and Ticker Symbol

Our Common Stock has traded on the NYSE American under the symbol “BURU” since January 31, 2023. Our warrants (the “Public Warrants”) sold to public investors in our IPO were traded on the NYSE American under the symbol "BURU WS." On December 12, 2023, the New York Stock Exchange (“NYSE”) notified us, and publicly announced, that the NYSE had determined to (a) commence proceedings to delist the Public Warrants, and (b) immediately suspend trading in the Public Warrants due to “abnormally low” trading price levels. As such, the Public Warrants are no longer trading on a public exchange. Prior to the Business Combination on January 31, 2023, our name was “Tailwind Acquisition Corp.” and our Class A Common Stock and Public Warrants were listed on the NYSE American under the symbols "TWND" and "TWND WS" respectively.

Holders

As of March 26, 2026, there were 46 holders of record of our Common Stock. The actual number of stockholders of our Common Stock is greater than this number of record holders and includes holders who are beneficial owners but whose shares of Common Stock are held in street name by banks, brokers and other nominees.

Dividends

We do not intend to declare or pay any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

Our stockholders approved our Equity Incentive Plan and ESPP in connection with the closing of the Business Combination.

The information required to be provided regarding Securities Authorized for Issuance Under Equity Compensation Plans is incorporated by reference to our definitive proxy statement for our 2026 Annual Meeting of Stockholders, which we intend to hold during the second quarter of 2026.

Performance Graph

Not applicable.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Descriptions of the financing transactions described below under "Recent Financing Transactions, Settlements and Debt Extinguishments", as well as share-based compensation arrangements described in Note 13 to the consolidated financial statements are incorporated herein by reference. The shares issued were made pursuant to exemptions from registration under (i) Section 4(a)(2) of the Securities Act as transactions not involving a public offering, (ii) Section 3(a)(9) of the Securities Act as exchanges with existing security holders or (iii) Section 3(a)(10) of the Securities Act as transactions approved by a court or authorized governmental entity.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. RESERVED

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise indicated, references in this section to "Nuburu," "we," "us," "our" and "the Company" refer to Nuburu, Inc. and its consolidated subsidiaries, Nuburu, Subsidiary, Inc. and Nuburu Defense, LLC. Defined terms used herein and not otherwise defined are as defined in Part I of this Annual Report.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and the notes thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

A comparison of the results for the years ended December 31, 2025 and 2024 is provided below. An analysis of our financial condition and results of operations for the years ended December 31, 2024 and 2023 can be found under Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K, for the year ended December 31, 2024, as amended, which is available through the Securities and Exchange Commission’s website at www.sec.gov.

On February 27, 2026, we effected a 1-for-4.99 reverse stock split of our Common Stock (the “2026 Reverse Stock Split”). The 2026 Reverse Stock Split has been reflected retroactively in all Common Stock and per share amounts for all periods presented. Proportional adjustments were made to the number of shares of Common Stock issuable upon exercise, vesting, or conversion of our outstanding stock options, restricted stock units, warrants, convertible notes, preferred stock, and other instruments convertible into or exercisable for Common Stock, as well as the applicable exercise prices, conversion prices, and per share grant date fair values. All share and per share amounts presented in this Annual Report on Form 10-K, including but not limited to earnings per share, weighted-average shares outstanding, shares reserved under equity incentive plans and the employee stock purchase plan, and shares issuable under outstanding derivative and convertible instruments, have been retroactively adjusted to reflect the 2026 Reverse Stock Split for all periods presented.

LIQUIDITY CONSTRAINTS

We have not yet achieved commercialization and expect continued losses until we can do so. We must rely on capital from investors to support operations. From inception, we have continued to incur operating losses and negative cash flows from operating activities. For the years ended December 31, 2025 and 2024, we incurred a net loss of $79,071,276 and $34,515,754 (including significant non-cash expenses), respectively, and we had an accumulated deficit of $200,479,831 and $131,806,605 as of December 31, 2025 and 2024, respectively. We generated total revenue of nil and $152,127 during the years ended December 31, 2025 and 2024, respectively.

During 2024 and 2025, due to the lack of sufficient funding, management initiated measures designed to reduce costs, which included implementing a furlough of employees beginning in 2024. In response to the furloughs and financing challenges, several key employees resigned. On March 5, 2025, our former secured lenders concluded the Foreclosure sale, which resulted in the transfer of our patent portfolio to an affiliate of the senior secured lenders in exchange for a full discharge and extinguishment of our junior and senior secured notes.

We expect to incur significant expenses and operating losses for the foreseeable future, as we devote substantial resources to implement our Transformation Plan, as described in “Item 1. Business” in this Annual Report on Form 10-K, and operate as a public company. Until we can generate sufficient revenue, we plan to finance our business with the proceeds from the issuance and sale of debt or equity securities, including sales pursuant to the SEPA, as defined and discussed below, and borrowings under credit facilities. There is no assurance that management's plans to obtain additional debt or equity financing or credit facilities will be successfully implemented or implemented on terms favorable to us. Even if we generate revenue, there is no guarantee that we will ever become profitable. While we are pursuing a Transformation Plan intended to address aspects of our financial condition and operations, there can be no assurance that these efforts will be successful or that they will alleviate the substantial doubt regarding our ability to continue as a going concern. If we are unable to obtain additional financing, or otherwise implement our Transformation Plan, we will not be able to sustain operations and will need to consider alternatives, which could include a sale, liquidation, or dissolution of the business. For additional information, refer to Note 1 to the consolidated financial statements included herein, for the Company’s evaluation of the events and conditions and its plans regarding the going concern matter.

ACQUISITION, INVESTMENT AND JOINT VENTURE PLANS

Orbit (Related-Party), Tekne, Lyocon and Maddox

For information related to certain acquisition, investment-related and joint venture transactions with Orbit S.r.l. (“Orbit”), Tekne S.p.A (“Tekne”), Lyocon S.r.l. (“Lyocon”) and Maddox Defense Incorporated (“Maddox”), including our investment in Orbit accounted for under the equity-method through January 2026, see Notes 4, 6 and 17 to the consolidated financial statements included herein.

SYME Convertible Note Receivable and Strategic Investment (Related Party)

For information regarding (i) the Convertible Note Receivable with SYME, as defined and described in Note 6 to the consolidated financial statements, and (ii) the SYME inventory advance, see Notes 6 , 7 and 17 to the consolidated financial statements included herein.

Heckler & Koch AG Investment

As part of ongoing efforts to invest our assets to build out our Defense and Security Platform, on February 6, 2026, we entered into a Securities Purchase Agreement with Brick Lane pursuant to which we acquired from Brick Lane 295,000 shares (or approximately 0.8% of the outstanding common shares) of Heckler & Koch AG, a leading manufacturer of small firearms for NATO and EU countries whose shares are listed on Euronext Paris under the ticker MLHK, for an aggregate purchase price of $15,000,000, which was paid by Subordinated Convertible Note. For additional information, see “Item 1. Business” and Note 17 to the consolidated financial statements included herein.

RECENT FINANCING TRANSACTIONS, SETTLEMENTS AND DEBT EXTINGUISHMENTS

Transfer of Outstanding Preferred Stock

As part of our ongoing efforts to eliminate liabilities and return to compliance with NYSE American stockholder equity requirements, on February 6, 2026, we entered into an exchange agreement with Indigo Capital LP ("Indigo"), pursuant to which we agreed to issue a pre-funded warrant to Indigo in exchange for the extinguishment and cancellation of 844,938 shares of our Series A Preferred Stock held by Indigo.

For additional information, see Note 17 to the consolidated financial statements included herein.

February 2026 Offering and 2025 Offerings

In February 2026 and September 2025, we consummated a best efforts public offering of Common Stock and certain warrants. For additional information, see Notes 10, 11 and 17 to the consolidated financial statements included herein.

December 2025 YA Financing Transaction

On December 17, 2025, we entered into a Securities Purchase Agreement with YA, pursuant to which we completed a $25,000,000 financing transaction (the "December 2025 YA Financing Transaction"). In connection with the December 2025 YA Financing Transaction, we issued (i) a debenture with an aggregate principal amount of $25,000,000 (the “December 2025 YA Debenture”) at an original issue discount of 7.0%, resulting in gross cash proceeds to us of $23,250,000, which is further described in Note 9 to the consolidated financial statements, and (ii) the December 2025 YA Warrants, as defined and described in Note 11 to the consolidated financial statements, to purchase an aggregate of 46,092,188 shares of Common Stock at exercise prices ranging from $0.05 to $2.35 per share, which were determined to be equity-classified and are further described in Note 11 to the consolidated financial statements included herein.

3(a)(10) Claims Settlement

On July 17, 2025, we and Silverback Capital Corporation (“Silverback”) agreed to settle outstanding claims in an amount of $5,662,479 (the “Claims”) owed to Silverback in exchange for a settlement amount payable in shares of Common Stock, subject to court approval. The settlement was approved by the state court on July 30, 2025, after a fairness hearing pursuant to the requirements of Section 3(a)(10) of the Securities Act. As of the date of this Annual Report on Form 10-K, the Silverback program was performed and concluded.

For additional information, see Note 3 to the consolidated financial statements included herein.

Standby Equity Purchase Agreement

On May 30, 2025, we entered into the Standby Equity Purchase Agreement (the “SEPA”) with YA (the “SEPA Investor”), pursuant to which we have the right to sell to the SEPA Investor up to $100,000,000 of Common Stock, subject to certain limitations and conditions set forth in the SEPA, from time to time during the term of the SEPA. We are not obligated to make any sales under the SEPA. The SEPA will terminate on the earlier of 36 months from execution or full utilization of the $100,000,000 commitment amount, and may be terminated earlier by us with five trading days’ written notice, subject to certain conditions.

For additional information regarding the SEPA, see Note 12 to the consolidated financial statements included herein.

December 2025 YA Debenture, Indigo Capital Convertible Notes, AZ Promissory Note (Related-Party), TAG Promissory Note (Related-Party), Agile Note, Diagonal Convertible Notes, Boot Convertible Note, Brick Lane Convertible Notes, Bomore Convertible Notes, Torcross Convertible Note and YA Debenture (each, as defined in Note 9 to the Consolidated Financial Statements included herein)

During the year ended December 31, 2025, we entered into certain debt instruments with various third parties. Additionally, we entered into two related-party convertible notes, the TAG Promissory Note and the AZ Promissory Note, with the Company's Executive Chairman and Co-Chief Executive Officer. For additional information, see Note 9 to the consolidated financial statements included herein.

Junior Notes, Senior Notes, August 2024 Convertible Notes and Foreclosure Collateral Sale (each, as defined in Note 9 to the Consolidated Financial Statements included herein)

During the first quarter of 2025, we fully extinguished our (i) Junior Notes and Senior Notes in connection with certain conversions and as part of the Foreclosure and (ii) August 2024 Convertible Notes. For additional information, see Note 9 to the consolidated financial statements included herein.

SFE EI Agreement and Company Funding

On January 13, 2025, we entered into a letter agreement with SFE EI, pursuant to which SFE EI agreed to engage in efforts and commit capital to finance our operations for the next twelve months pursuant to the Transformation Plan.

Liqueous Settlement Agreement

In the first quarter of 2025, we entered into a settlement agreement, as amended (the “Liqueous Settlement Agreement”), with Liqueous LP (“Liqueous”), whereby we (i) received certain cash payments during the year ended December 31, 2025, as further described in Note 7 to the consolidated financial statements, (ii) modified and issued certain warrants, which were subsequently exercised into Common Stock, and (iii) agreed to issue shares of Common Stock to extinguish the Liqueous Obligation, as defined and described in Note 9 to the consolidated financial statements included herein. During the third quarter of 2025, the Liqueous Obligation was assigned to Redstone Group I LLC (“Redstone”) and $1,097,113 of outstanding principal and accrued interest was settled through the issuance of 1,803,608 shares of Common Stock to Redstone.

In October 2024, we entered into the Master Agreement with Liqueous pursuant to which, among other things, we agreed to implement a $50,000,000 equity line of credit (“ELOC”) pursuant to which we could require Liqueous to purchase Common Stock from time-to-time in the amounts and for the prices determined in accordance with the terms of the ELOC. Following the Liqueous Settlement Agreement, the ELOC will not be implemented and no additional equity will be sold to Liqueous, other than as set forth in the Liqueous Settlement Agreement.

For additional information, see Notes 7, 9, and 11 to the consolidated financial statements included herein.

ADDITIONAL RECENT DEVELOPMENTS

Halting of Trading on NYSE American and February 2026 Reverse Stock Split

Trading of our Common Stock was halted by NYSE American on February 13, 2026, because the trading price dropped below NYSE American’s Minimum Trading Price of $0.10. On February 27, 2026, we effected a 1-for-4.99 reverse stock split (the "2026 Reverse Stock Split") in order to return to compliance with the Minimum Trading Price requirement. Our Common Stock resumed trading on March 2, 2026.

For additional information, see Note 17 to the consolidated financial statements included herein.

Inventory, Property and Equipment and Right-of-Use Asset Impairment

During the first quarter of 2025, in connection with our default under our lease in Centennial, Colorado and a default judgment obtained by the landlord against us, we (i) wrote down our inventory to a net realizable value of zero, (ii) wrote down the carrying value of our property and equipment, all of which was at the leased location, to a net book value of zero, and (iii) fully impaired the right-of-use asset associated with this lease, as we could no longer use the leased premises. For additional information, see Notes 1 and 3 to the consolidated financial statements included herein.

NYSE Regulation Notice of Noncompliance

On April 29, 2025, we received a Notice of Noncompliance (the “Notice”) from NYSE Regulation indicating that we were not in compliance with Section 1003(a)(i) of the NYSE American LLC Company Guide (the “Company Guide”), which requires a company to maintain stockholders’ equity of $2,000,000 or more if it has reported losses from continuing operations or net losses in two of its three most recent fiscal years.

As required by the Company Guide, we submitted a detailed plan on May 29, 2025. The detailed plan advised NYSE Regulation of actions we have taken or will take to regain compliance with the continued listing standards by the compliance deadline of October 29, 2026. On July 22, 2025, the NYSE American notified us that it had accepted our plan outlining definitive actions that we have taken or will take to regain compliance with NYSE American’s continued listing standards (the “Compliance Plan”) and granted a plan period through October 29, 2026 (the “Plan Period”).

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

The Notice and NYSE’s acceptance of the Compliance Plan have no immediate effect on the listing or trading of our securities and our Common Stock will continue to trade on the NYSE American under the symbol “BURU” during the Plan Period with the designation of “.BC” to indicate that we are not in compliance with the NYSE American’s continued listing standards.

Components of Statements of Operations

Revenue

Although the Company did not generate revenue during the year ended December 31, 2025, revenue historically consisted of revenue recognized from sales and installation services of high-powered lasers. We had customers in the United States, Europe and Asia. In all sales arrangements, revenue was recognized when control of the promised goods or services was transferred to customers, in an amount that reflected the consideration we expected to be entitled to receive in exchange for those goods or services.

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

Research and Development

Research and development expenses ("R&D") consist primarily of compensation and related costs for personnel, including stock-based compensation, employee benefits, training, travel, third-party consulting services, laboratory supplies, and research and development equipment depreciation incurred to further our commercialization development efforts. We anticipate research and development expenses to increase significantly as we expand our product portfolio. R&D costs are charged to the statement of operations as incurred and are included in operating expenses.

Selling and Marketing

Selling and marketing expenses consist primarily of compensation and related costs for our direct sales force, sales management, and marketing and include stock-based compensation, employee benefits, and travel for selling and marketing employees as well as costs related to trade shows, marketing programs. third-party consulting expenses, branding and public relations activities, and application lab depreciation expenses. We expect selling and marketing expenses to increase in future periods as we expand our sales force, marketing, and customer support organizations and increase our participation in trade shows and marketing programs. Selling and marketing costs are charged to the statement of operations as incurred and are included in operating expenses.

General and Administrative

Our general and administrative expenses consist primarily of compensation and related costs for our finance, human resources and other administrative personnel, and include stock-based compensation, employee benefits and travel expenses. In addition, general and administrative expenses include our third-party consulting and advisory services, legal, audit, accounting services and facilities costs, as well as transaction expenses. We expect our general and administrative expenses to increase for the foreseeable future as we scale headcount with the growth of our business through acquisitions and investments, and as a result of operating as a public company, including compliance with the rules and regulations of the SEC, legal, audit, additional insurance expenses, investor relations activities, and other administrative and professional services. General and administrative costs are charged to the statement of operations as incurred and are included in operating expenses.

Interest Income

Interest income consists primarily of interest income received on our cash and cash equivalents.

Interest Expense

Interest expense consists primarily of (i) interest owed on our outstanding debt, (ii) through the first quarter of 2025, amortization of deferred financing costs and (iii) during 2025, interest expense incurred in connection with the amounts payable to the landlord as part of the lease settlement for our expired lease in Centennial, Colorado. For additional information related to our lease settlement and debt obligations, see Notes 3and 9, respectively, to the consolidated financial statements included herein.

Equity in Losses of Unconsolidated Affiliates (Related-Party)

Equity in losses of unconsolidated affiliates represents our proportionate share of the net losses of our equity-method investees, including the impact of basis differences and any impairment charges, as applicable.

Change in Fair Value of Warrant Liabilities

Change in fair value of warrant liabilities consists of non-cash gains or losses recognized based on the change in the fair value of our liability-classified warrants, which are re-measured to fair value at each balance sheet date with the corresponding gain or loss from the adjustment. For additional information, refer to Notes 5 and 11 to the consolidated financial statements included herein.

Change in Fair Value of Derivative Liability

Change in fair value of derivative liability consists of non-cash gains or losses recognized based on the change in the fair value of the embedded derivatives under the August 2024 Convertible Notes that were required to be bifurcated from the host instrument and accounted for at fair value at issuance, as well as each subsequent balance sheet date. For additional information, refer to Notes 5 and 11 to the consolidated financial statements included herein.

Change in Fair Value of Convertible Note Receivable (Related Party)

Change in fair value of convertible note receivable relates to the unrealized gain or loss resulting from the change in fair value of the Convertible Note Receivable for which the fair value option was elected. This amount reflects the remeasurement of the asset to its current fair value as of the reporting date. For additional information, see Note 6 to the consolidated financial statements included herein.

Change in Fair Value of Notes Payable

Change in fair value of notes payable relates to the unrealized gain or loss resulting from the change in fair value of debt instruments for which the fair value option was elected. This amount reflects the remeasurement of such liabilities to their current fair value as of the reporting date. For additional information, refer to Note 9 to the consolidated financial statements included herein.

Change in Fair Value of SEPA Liability

Change in fair value of SEPA liability relates to the unrealized gain or loss resulting from the change in the fair value of the SEPA liability, which includes (i) the fair value of the put option and (ii) related to the June 30, 2025 valuation, the fair value related to the unissued shares for the commitment fee. For additional information, refer to Notes 5 and 12 to the consolidated financial statements included herein.

Change in Fair Value of Claims Settlement Liability

Change in fair value of claims settlement liability relates to the unrealized gain or loss resulting from the change in the fair value of the claims settlement liability associated with the Silverback Claims Settlement. For additional information, refer to Note 5 to the consolidated financial statements included herein.

Loss on Issuance of Warrants

Loss on issuance of warrants relates to the excess initial fair value of the 2025 Offering Common Stock Warrants over the net proceeds received from the 2025 Offering. For additional information, refer to Notes 5 and 11 to the consolidated financial statements included herein.

Loss on Issuance of Notes Payable

Loss on issuance of notes payable relates to the excess of the initial fair value of certain debt instruments accounted for under the fair value option over the proceeds received. For additional information, refer to Note 9 to the consolidated financial statements included herein.

Loss on Issuance of SEPA

Loss on issuance of SEPA relates to the initial fair value of the SEPA put right at inception of the SEPA on May 30, 2025. For additional information regarding the SEPA, see Note 12 to the consolidated financial statements included herein.

Loss on Extinguishment of Accounts Payable

Loss on extinguishment of accounts payable relates to the derecognition of the liabilities to vendors in connection with the Silverback Claims Settlement, based on the fair value of the shares of Common Stock that can be issued to Silverback to satisfy the claims and the settlement fee. For additional information, see Note 3 to the consolidated financial statements included herein.

Loss on Extinguishment of Notes Payable

Loss on extinguishment of notes payable consists of losses incurred to extinguish debt. For addiitonal information, refer to Note 9 to the consolidated financial statements included herein.

Loss on Settlement of Claims Liability, Net

Loss on settlement of claims liability, net, consists of losses incurred to extinguish the Silverback claims settlement liability. For additional information, refer to Note 3 to the consolidated financial statements included herein.

Loss on Fraudulently Induced Wire Transfer

Loss on fraudulently induced wire transfer represents losses incurred in connection with a wire fraud incident. For additional information, refer to Note 7 to the consolidated financial statements included herein.

SEPA Fees and Issuance Costs

SEPA fees and issuance costs relates to fees and issuance costs incurred in connection with the SEPA. For additional information regarding the SEPA, see Note 12 to the consolidated financial statements included herein.

Gain on Sale of Intellectual Property Intangible Assets

Gain on sale of intellectual property intangible assets primarily relates to the sale of collateral to the lenders holding both the outstanding Senior Convertible Notes and Junior Notes in exchange for a full discharge and extinguishment of our Junior Notes and Senior Convertible Notes, as further described in Note 9 to the consolidated financial statements included herein.

Loss on Impairment of Inventories, Property and Equipment and Operating Lease Right-of-Use Asset

Loss on impairment of inventories, property and equipment and operating lease right-of-use asset relates to write-downs and impairments recorded on our inventories, property and equipment and right-of-use-asset in connection with our default under our lease in Centennial, Colorado, and ultimate judgment obtained by the landlord in April 2025. For additional information, see Notes 1, 3, and 7 to the consolidated financial statements included herein.

Interest Expense Recognized on Remeasurement of Preferred Stock Liability

Interest expense recognized on remeasurement of preferred stock liability relates to the subsequent remeasurement of the preferred stock liability after issuance through March 31, 2025 in connection with the reclassification of the preferred stock from mezzanine equity to a short-term liability on January 31, 2025. For additional information, see Note 10 to the consolidated financial statements included herein.

Other Gain (Loss), Net

Other gain (loss), net consists primarily of issuance costs incurred in connection with the issuance of certain debt instruments and amounts received in federal tax credits.

Results of Operations

The following table sets forth our results of operations for the years ended December 31, 2025 and December 31, 2024:

	Year Ended December 31,
	2025	2024	$ Change
Revenue	$—	$152,127	$(152,127)
Cost of revenue	181,373	2,205,476	(2,024,103)
Gross margin	(181,373)	(2,053,349)	1,871,976
Operating expenses:
Research and development	174,559	1,821,816	(1,647,257)
Selling and marketing	4,671,975	468,074	4,203,901
General and administrative	13,348,686	8,807,651	4,541,035
Total operating expenses	18,195,220	11,097,541	7,097,679
Loss from operations	(18,376,593)	(13,150,890)	(5,225,703)
Non-operating income (loss):
Interest income	10,456	17,166	(6,710)
Interest expense (including $103,299 and nil with related parties, respectively)	(472,381)	(3,346,896)	2,874,515
Equity in losses of unconsolidated affiliates (related party)	(30,175)	—	(30,175)
Change in fair value of warrant liabilities	(13,894,830)	2,109,904	(16,004,734)
Change in fair value of derivative liability	37,900	141,100	(103,200)
Change in fair value of convertible note receivable (related party)	(2,679,772)	—	(2,679,772)
Change in fair value of notes payable (including $847,646 and nil with related parties, respectively)	(3,616,706)	—	(3,616,706)
Change in fair value of SEPA liability	682,276	—	682,276
Change in fair value of claims settlement liability	2,584,724	—	2,584,724
Loss on issuance of warrants	(8,756,303)	—	(8,756,303)
Loss on issuance of notes payable	(3,980,062)	—	(3,980,062)
Loss on issuance of SEPA	(2,582,724)	—	(2,582,724)
Loss on extinguishment of accounts payable (including $290,676 and nil with related parties, respectively)	(5,361,931)	—	(5,361,931)
Loss on extinguishment of notes payable (including $2,840,115 and $1,491,666 with related parties, respectively)	(10,138,337)	(20,504,307)	10,365,970
Loss on settlement of claims liability, net	(395,379)	—	(395,379)
Loss on fraudulently induced wire transfer	(1,005,352)	—	(1,005,352)
SEPA fees and issuance costs	(2,147,287)	—	(2,147,287)
Gain on sale of intellectual property intangible assets	8,961,872	—	8,961,872
Loss on impairment of inventories, property and equipment and operating lease right-of-use asset	(6,064,823)	—	(6,064,823)
Interest expense recognized on remeasurement of preferred stock liability	(10,398,050)	—	(10,398,050)
Other gain (loss), net	(1,447,799)	218,169	(1,665,968)
Loss before provision for income taxes	(79,071,276)	(34,515,754)	(44,555,522)
Provision for income taxes	—	—	—
Net loss	$(79,071,276)	$(34,515,754)	$(44,555,522)

Revenue. Revenue decreased $152,127 during the year ended December 31, 2025 compared to the same period in 2024. This decrease is primarily due to a significant impact to our operations from the implementation of our Transformation Plan in the first quarter of 2025 and a furlough of employees.

Cost of Revenue. Cost of revenue decreased $2,024,103 during the year ended December 31, 2025 compared to the same period in 2024. This decrease is primarily due to a period-over-period decrease of approximately (i) $1,493,000 of direct labor and job costs and (ii) $477,000 in overhead, due to decreased production of the laser systems related to the measures implemented by management during 2024 designed to reduce costs, which included implementing our Transformation Plan and a furlough of employees that significantly impacted commercialization and operations and has had a continued impact into 2025.

Research and Development. Research and development expenses decreased $1,647,257 during the year ended December 31, 2025 compared to the same period in 2024. This decrease is primarily due to decreases in (i) personnel costs of approximately $952,000, due primarily to the furlough of research and development employees as part of the cost reduction measures instituted by management which began during 2024 and continued into 2025, (ii) stock-based compensation expenses of approximately $383,000, due primarily to the furlough of research and development employees as part of the cost reduction measures instituted by management discussed above, (iii) spend on the BLTM series of approximately $139,000, and (iv) depreciation expense of approximately $128,000 due to the write-down of property and equipment to a net book value of zero during the first quarter of 2025. For additional information on the write-down of property and equipment, see Notes 1 and 3 to the consolidated financial statements included herein.

Selling and Marketing. Selling and marketing expenses increased $4,203,901 during the year ended December 31, 2025 compared to the same period in 2024. This increase is primarily due to the net effect of (i) an increase in professional and consulting related expenses of approximately $3,664,000, primarily related to an increase in branding and public relations consulting expenses as part of our Transformation Plan, (ii) an increase in marketing expenses of approximately $578,000, (iii) an increase in stock-based compensation expense of approximately $542,000, primarily related to the forfeiture of an employee's unvested awards upon his resignation in April 2024 that resulted in a large reversal of expense in the second quarter of 2024, (iv) a decrease in payroll expenses of approximately $406,000, primarily as a result of the cost reduction measures instituted by management which began during 2024 and continued into 2025, and (v) a decrease in depreciation expense of approximately $119,000 due to the write-down of property and equipment to a net book value of zero during the first quarter of 2025. For additional information on the write-down of property and equipment, see Notes 1 and 3 to the consolidated financial statements included herein.

General and Administrative. General and administrative expenses increased $4,541,035 during the year ended December 31, 2025 compared to the same period in 2024. This increase is primarily driven by the net effect of (i) an increase in accounting and audit services of approximately $2,379,000 related to our Transformation Plan, (ii) an increase in acquisition-related expenses of approximately $2,104,000 (inclusive of $735,000 in fees paid to TCEI for reimbursement of expenses, as further described in Note 7 to the consolidated financial statements included herein), (iii) an increase in professional and consulting services of approximately $983,000, (iv) a decrease in rent expense of approximately $515,000 due to the termination of the Company’s operating lease agreement (see Note 7 to the consolidated financial statements included herein for additional information), and (v) a decrease in insurance expenses of approximately $437,000.

Interest Expense. Interest expense decreased $2,874,515 during the year ended December 31, 2025 compared to the same period in 2024 primarily due to lower interest-bearing debt balances between periods, due to the extinguishment of certain notes, as detailed in Note 9 to the consolidated financial statements included herein. Interest expense during the year ended December 31, 2025 was comprised primarily of (i) approximately $270,000 of interest accrued on the Senior Convertible Notes, Junior Notes and August 2024 Convertible Notes and (ii) approximately $103,000 of accretion of the Orbit Preferred Obligation (as defined and further described in Note 4 to the consolidated financial statements). Interest expense during the year ended December 31, 2024 was comprised of interest accrued on the Senior Convertible Notes and Junior Notes and the debt discount amortization for the Junior Notes. For more information on our debt obligations, see Note 9 to the consolidated financial statements included herein.

Change in Fair Value of Warrant Liabilities. We recorded a loss of $13,894,830 during the year ended December 31, 2025, which is primarily related to the increase of approximately $13,979,000 in the fair value of the 2025 Offering Common Stock Warrants, largely due to an increase in our share price from the time of issuance on September 16, 2025 through December 31, 2025. During the year ended December 31, 2024, we recorded a gain of $343,000, which resulted from the decrease in the fair value of our liability-classified warrants during 2024.

Change in Fair Value of Convertible Note Receivable (Related-Party). We recorded a loss of $2,679,772 during the year ended December 31, 2025, which primarily relates to the net effect of (i) an increase of approximately $5,155,000 in principal amount under the Convertible Note Receivable and (ii) a decrease of approximately $2,680,000 in the fair value of the Convertible Note Receivable, primarily due to the potential dilutive impact on SYME's market value of the expected future conversion of the Convertible Note Receivable into SYME ordinary shares and warrants. For additional information, see Note 6 to the consolidated financial statements included herein.

Change in Fair Value of Notes Payable. We recorded a loss of $3,616,706 during the year ended December 31, 2025, which resulted from (i) a loss of approximately $3,968,000 due to the increase in fair value of the Indigo Capital Convertible Notes prior to their conversion, largely due to an increase in our share price, and (ii) a loss of approximately $289,000 due to the increase in the fair value of the Agile Note, partially offset by (iii) a gain of approximately $489,000 due to the decrease in the fair value of the AZ Promissory Note, largely due to a decrease in our share price from the time of the issuance through year-end, and (iv) a gain of approximately $358,000 due to the decrease in the fair value of the TAG Promissory Note, largely due to a decrease in our share price from the time of the issuance through year-end. For additional information, see Note 9 to the consolidated financial statements included herein.

Change in Fair Value of SEPA Liability. We recorded a gain of $682,276 during the year ended December 31, 2025 related to the decrease in the fair value of the SEPA liability, primarily due to a change in the amount and timing of expected share draws under the SEPA.

Change in Fair Value of Claims Settlement Liability. We recorded a gain of $2,584,724 during the year ended December 31, 2025 related to the change in the fair value of the claims settlement liability associated with the Silverback Claims Settlement, primarily driven by a significant reduction in the probability of payment to the remaining unpaid vendor as of December 31, 2025, resulting in a significant reduction in the expected settlement amount. Refer to Note 3 to the consolidated financial statements for additional information.

Loss on Issuance of Warrants. We recorded a loss of $8,756,303 during the year ended December 31, 2025 related to the excess initial fair value of the 2025 Offering Common Stock Warrants over the net proceeds received from the 2025 Offering. For additional information regarding the 2025 Offering and 2025 Offering Common Stock Warrants, see Notes 10 and 11 to the consolidated financial statements included herein.

Loss on Issuance of Notes Payable. We recorded a loss of $3,980,062 during the year ended December 31, 2025, primarily related to the excess of an aggregate (i) $2,063,000 in the initial fair value of the December 2025 YA Debenture, (ii) $982,000 in the initial fair value of the Indigo Capital Convertible Notes, (iii) $335,000 in the initial fair value of the Diagonal Convertible Notes, (iv) $296,000 in the initial fair value of the Brick Lane Convertible Notes, (v) $156,000 in the initial fair value of the YA Debenture and (vi) $93,000 in the initial fair value of the Boot Convertible Note, each over the proceeds received. For additional information, see Note 9 to the consolidated financial statements included herein.

Loss on Issuance of SEPA. We recorded a loss of $2,582,724 during the year ended December 31, 2025 related to the initial fair value of the SEPA put option at inception of the SEPA on May 30, 2025. For additional information regarding the SEPA, see Note 12 to the consolidated financial statements included herein.

Loss on Extinguishment of Accounts Payable. During the year ended December 31, 2025, we recorded a loss of $5,361,931, which was primarily related to (i) a loss of $6,514,000 on the derecognition of the liabilities to vendors in connection with the Silverback Claims Settlement, which was calculated based on the fair value of the shares of Common Stock that can be issued to Silverback to satisfy the claims and the settlement fee, partially offset by (ii) a gain of $849,000 on the extinguishment of certain accounts payable and accrued expenses resulting from settlements with vendors for less than the amount owed and (iii) a gain of $291,000 on a settlement of amounts owed to related parties. For additional information, see Notes 3 and 7 to the consolidated financial statements included herein.

Loss on Extinguishment of Notes Payable. During the year ended December 31, 2025, we recorded a loss on the extinguishment of notes payable of $10,138,337 which primarily is comprised of (i) approximately $2,123,000 related to excess of the initial fair value of the March Indigo Capital Exchange Convertible Note over the carrying amount of the August 2024 Convertible Notes, (ii) approximately $1,745,000 related to the amendment of the AZ Promissory Note to include a conversion feature, (iii) approximately $1,683,000 related to the sale of collateral, further described in Note 9 to the consolidated financial statements, (iv) approximately $1,175,000 related to the issuance of shares to holders of Junior Notes to extinguish principal and accrued interest under the Junior Notes, (v) approximately $1,095,000 related to the amendment of the TAG Promissory Note to include a conversion feature, (vi) approximately $1,072,000 related to the excess of the fair value of the Brick Lane Exchange Convertible Note at issuance and the carrying value of the shares of our outstanding Series A Preferred Stock that was extinguished, (vii) approximately $480,000 related to the issuance shares to Esousa to extinguish principal and accrued interest under the August 2024 Convertible Notes, (viii) approximately $425,000 related to the issuance shares to settle outstanding principal and accrued interest under the Liqueous Obligation, (ix) approximately $163,000 related to the issuance of the April Indigo Capital Exchange Convertible Note in exchange for the extinguishment of an existing unsecured promissory note of the Company, and (x) approximately $140,000 related to the excess of the fair value of the Bomore Exchange Convertible Note at issuance and the carrying value of our outstanding Series A Preferred Stock that was extinguished. For further information, see Note 9 to the consolidated financial statements included herein.

During the year ended December 31, 2024, we recorded a loss on the extinguishment of debt of $20,504,307, which primarily related to the issuance of shares to noteholders of the Senior Notes and Junior Notes to extinguish principal and accrued interest under the Senior Notes and Junior Notes. For further information, see Note 9 to the consolidated financial statements included herein.

Loss on Settlement of Claims Liability, Net. During the year ended December 31, 2025, we recorded a net loss of $395,379 related to the settlement of the Silverback Claims Settlement, in which Silverback received shares of Common Stock in exchange for the cancellation and dismissal of all remaining obligations under the Silverback Claims Settlement. For further information, see Note 3 to the consolidated financial statements included herein.

Loss on Fraudulently Induced Wire Transfer. During the year ended December 31, 2025, we recorded a net loss of $1,005,352 related to the loss incurred in connection with a wire fraud incident which occurred during the year ended December 31, 2025. Refer to Note 7 to the consolidated financial statements included herein for more information.

SEPA Fees and Issuance Costs. We recorded $2,147,287 of SEPA fees and issuance costs during the year ended December 31, 2025, which relates to (i) approximately $1,072,000 in costs incurred in connection with the sale of shares of Common Stock under the SEPA, (ii) a commitment fee payable to the SEPA Investor in Common Stock in an amount equal to 1% of the Commitment Amount, or $1,000,000, to be paid 50% on execution of the SEPA and 50% 90 days following the date of the SEPA, (iii) legal expenses of $50,000 related to the issuance of the SEPA, and (iv) a structuring fee payable to the SEPA Investor in the amount of $25,000. For additional information regarding the SEPA, see Note 12 to the consolidated financial statements included herein.

Gain on Sale of Intellectual Property Intangible Assets. We recorded a gain on the sale of intellectual property of $8,961,872 during the year ended December 31, 2025, which primarily related to the sale of collateral to extinguish the remaining outstanding Junior Notes and Senior Convertible Notes, as further described in Note 8 to the consolidated financial statements included herein.

Loss on Impairment of Inventories, Property and Equipment and Operating Lease Right-of-Use Asset. We recorded a loss on impairment of inventories, property and equipment and operating lease right-of-use asset of $6,064,823 related to write-downs and impairments recorded on our inventories, property and equipment and right-of-use asset in connection with our default under our lease in Centennial, Colorado, and ultimate judgment obtained by the landlord, in April 2025. For additional information, see Notes 1, 3, and 7 to the consolidated financial statements included herein.

Interest Expense Recognized on Remeasurement of Preferred Stock Liability. We recorded non-cash interest expense of $10,398,050 related to the subsequent remeasurement of the preferred stock liability after issuance through March 31, 2025 in connection with the reclassification of the preferred stock from mezzanine equity to a current liability on January 31, 2025. For additional information, see Note 10 to the consolidated financial statements included herein.

Other gain (loss), net. Other gain (loss), net consisted of a loss of $1,447,799 during the year ended December 31, 2025, which was primarily due to (i) approximately $1,700,000 in issuance costs in connection with the issuance of certain debt instruments accounted for under the fair value option, partially offset by (ii) a gain of approximately $401,000 related to additional amounts received under the Employee Retention Tax Credit for qualifying 2021 wages received during the year ended December 31, 2025, which was accounted for when collectability was assured. For more information, refer to Note 9 to the consolidated financial statements included herein.

Other gain (loss), net consisted of a gain of $218,169 during the year ended December 31, 2024 related to an Employee Retention Tax Credit for qualifying 2021 wages received, which was accounted for when collectability was assured.

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

As of December 31, 2025, we had cash and cash equivalents of $24,661,284 as compared to $209,337 as of December 31, 2024. During the year ended December 31, 2025, we received gross cash proceeds of (i) $30,406,708 from certain debt instruments issued, as further described in Note 9 to the consolidated financial statements, (ii) $21,937,886 under the SEPA, as further described in Note 12 to the consolidated financial statements, (iii) $11,994,834 related to the 2025 Offering, as further described in Note 10 to the consolidated financial statements, and (iv) $1,340,000 from the Liqueous Settlement Agreement, and future liquidity may be provided from certain agreements executed subsequent to December 31, 2025, as further described in Note 7 to the consolidated financial statements included herein. Our cash flows from operations are not sufficient to fund our current operating model and expansion plans. As of January 31, 2025, we were also required to redeem the Preferred Stock as permitted by law in cash at an amount equal to $10.00 per share, or $23,889,050. Notwithstanding the foregoing, we are not required to redeem any shares of Preferred Stock to the extent we do not have legally available funds to effect such redemption.

From inception through December 31, 2025, we have incurred operating losses and negative cash flows from operating activities. For the years ended December 31, 2025 and 2024, we have incurred net losses of $79,071,276 and $34,515,754 (including significant non-cash expenses), respectively, and we have an accumulated deficit of $200,479,831 as of December 31, 2025. The operating loss for the year ended December 31, 2025 included $10,398,050 of non-cash interest expense recognized on remeasurement of the preferred stock liability. For additional information on this interest expense, see Note 10 to the consolidated financial statements included herein.

We anticipate that we will incur net losses for the foreseeable future and, even if we generate revenue, there is no guarantee that we will ever become profitable. While we are pursuing a Transformation Plan intended to address aspects of our financial condition and operations, there can be no assurance that these efforts will be successful or that they will alleviate the substantial doubt regarding our ability to continue as a going concern. For additional information, refer to Note 1 to the consolidated financial statements included herein, for the Company’s evaluation of the events and conditions and its plans regarding the going concern matter.

Until we can generate sufficient revenue, we plan to finance our business with the proceeds from the issuance and sale of debt or equity securities, including sales pursuant to the SEPA, or borrowings under credit facilities. We plan to rely on proceeds received from the SEPA to the extent permitted under the terms of the 2025 Offering and the February 2026 Offering. There is no assurance our management's plans to obtain additional debt or equity financing or credit facilities will be successfully implemented or implemented on terms favorable to us.

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

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the periods presented.

	Year Ended December 31,
	2025	2024
Net cash used in operating activities	$(16,090,302)	$(6,616,941)
Net cash used in investing activities	(16,716,356)	—
Net cash provided by financing activities	58,133,746	4,677,578

Cash flows from operating activities

Net cash used in operating activities was $16,090,302 and $6,616,941 for the years ended December 31, 2025 and 2024, respectively. The increase in cash used in operating activities is primarily the result of an increase in cash used from an increase in net loss of $44,555,522, partially offset by a net decrease in cash used from non-cash expenses of $37,705,825, including (i) a loss on fair value of warrant liabilities of $16,004,734, (ii) interest expense recognized on remeasurement of preferred stock liability of $10,398,050, (iii) a loss on extinguishment of notes payable of $10,138,337, (iv) a gain on sale of intellectual property intangible assets of $8,961,872, (v) a loss on the issuance of warrants of $8,756,303, (vi) a loss on impairment of inventories, property and equipment and operating lease right-of-use asset of $6,064,823, (vii) a loss on extinguishment of accounts payable of $5,361,931, (viii) a loss on issuance of notes payable of $3,980,062 and (ix) a loss on fair value of notes payable of $3,616,706.

Cash flows from investing activities

Net cash used in investing activities was $16,716,356 and nil for the years ended December 31, 2025 and 2024, respectively. The amount used in investing activities for the year ended December 31, 2025 relates to (i) $5,668,545 of cash paid related to the payment for the SYME Inventory Advance, as further described in Note 7 to the consolidated financial statements, (ii) $5,154,872 of payments under the Convertible Note Receivable, and (iii) $4,713,253 of cash paid in connection with certain acquisitions and investments, as further described in Notes 4 and 7 to the consolidated financial statements included herein.

Cash flows from financing activities

Net cash provided by financing activities was $58,133,746 and $4,677,578 for the years ended December 31, 2025 and 2024, respectively.

Net cash provided by financing activities during the year ended December 31, 2025 is comprised primarily of (i) $30,406,708 of proceeds from certain debt instruments issued, as further described in Note 9 to the consolidated financial statements included herein, (ii) $21,937,886 of proceeds from the SEPA and (iii) $11,994,834 of proceeds from the 2025 Offering, as further described in Note 10 to the consolidated financial statements included herein.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

For our contractual obligations that are expected to have an effect on our liquidity and cash flow, refer to Notes 7, 9, 10 and 12 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

Critical Accounting Estimates

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. We evaluate our estimates and assumptions on an ongoing basis. These estimates and assumptions are based on historical experience and on various other factors that we believe are reasonable under the circumstances. Our actual results could differ from these estimates.

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

Fair Value Measurements

U.S. GAAP provides guidance with respect to the recurring and nonrecurring fair value measurements and for a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Level 1 inputs are quoted market prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted market prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability.

Recurring Valuations. Our recurring valuations are primarily associated with (i) our receivables or debt recorded under the fair value option ("FVO"), (iii) our liability-classified warrants and (iii) our SEPA, each of which are carried at fair value. Changes in the fair values of these instruments has had, and we believe will continue to have, a significant and volatile impact on our consolidated results of operations.

Fair Value Option for Certain Financial Instruments. Our election of the FVO for certain of our financial instruments results in ongoing remeasurement of these instruments using valuation techniques that require significant judgment, and changes in fair value can materially impact our consolidated statements of operations. The fair values of our financial instruments accounted for under the FVO were estimated using appropriate valuation models, which included the following assumptions that required significant management judgment:

•
Expected volatility assuming probability and value of alternative outcomes for debt instruments with embedded features or contingent settlement provisions,
•
Expected term reflecting the estimated period over which the debt instrument is expected to remain outstanding, considering contractual maturity, conversion features, call or put provisions, prepayment expectations, and other settlement alternatives, as applicable; and
•
For the SYME Convertible Note Receivable, probability of default and recovery rate in the case of such an event.

An increase in volatility would generally result in a decrease in the fair value of assets and an increase in the fair value of liabilities, while a decrease in this assumption would generally have the opposite effect. During the year ended December 31, 2025, changes in the fair value of instruments accounted for under the fair value option during the period were primarily driven by changes in our share price related to underlying market conditions.

Liability-Classified Warrants. Our accounting for liability-classified warrants involves significant judgment due to the use of unobservable inputs and the sensitivity of the valuation to changes in assumptions, and changes in fair value can materially impact our consolidated statements of operations.

The fair values of our liability-classified warrants were estimated using a Monte Carlo simulation model, which included the following assumption that required significant management judgment: expected volatility based on the publicly traded shares of selected peer laser companies.

An increase in expected volatility would generally result in an increase in the fair value of the warrant liabilities, while a decrease in this assumption would generally result in a corresponding decrease. During the year ended December 31, 2025, changes in the fair value of our warrant liabilities were primarily driven by an increase in the fair value of the 2025 Offering Common Stock Warrants, largely due to an increase in our share price from the time of issuance on September 16, 2025 through December 31, 2025.

Standby Equity Purchase Agreement. The accounting for the SEPA requires significant judgment due to the use of valuation techniques that incorporate unobservable inputs and assumptions. We valued the SEPA using a Monte Carlo simulation model, which included the following assumptions that required significant management judgment:

•
Expected volatility over the remaining availability period,
•
Utilization/draw assumptions reflecting our expected funding needs, trading volume limits, and contractual per‑draw and aggregate caps; and
•
Expected term equal to the remaining contractual availability, adjusted for utilization assumptions and any blackout or pricing‑condition days.

Reasonably small changes in these inputs can materially affect the fair value recorded in our balance sheet and the gains or losses recognized in our consolidated statements of operations. In general, an increase in our expected volatility would result in an increase in the fair value of the SEPA liability, while a decrease in this assumption would generally result in a decrease in the fair value. Changes in the fair value of the SEPA during the period were primarily driven by changes in the amount and timing of expected share draws under the SEPA. Actual results may differ from estimates, and such differences could be material to our consolidated financial statements.

See Note 12 to the consolidated financial statements included herein for further details.

Nonrecurring Valuations. Our nonrecurring valuations are primarily associated with the application of the equity method of accounting, which requires that we make fair value determinations as of the applicable valuation date. In making these determinations, we are required to make estimates and assumptions that affect the recorded amounts, including, but not limited to, expected future cash flows, market comparables and discount rates. To assist us in making these fair value determinations, we may engage third-party valuation specialists. Our estimates of fair value are based upon assumptions we believe to be reasonable, but which are inherently uncertain.

See Note 4 to the consolidated financial statements included herein for further details.

Income Taxes

We have historically incurred net losses and expect to continue to incur net losses for the foreseeable future. As a result, we have recorded a full valuation allowance against our deferred tax assets. The determination of the valuation allowance requires significant judgment and is based on an assessment of all available positive and negative evidence, including our history of operating losses, forecasts of future taxable income, and the feasibility of tax planning strategies. Although we have concluded that a full valuation allowance is appropriate as of the reporting date, changes in our operating results, business outlook, or other relevant factors could result in a change to the valuation allowance in future periods. Any release of all or a portion of the valuation allowance could have a material impact on our results of operations in the period in which such determination is made.

Recently Issued and Adopted Accounting Pronouncements

We review new accounting standards to determine the expected financial impact, if any, that the adoption of each new standard will have. For the recently issued and adopted accounting standards that we believe may have an impact on our consolidated financial statements, refer to Note 2 to the consolidated financial statements included herein.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following the signature page of this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Executive Chairman and Co-Chief Executive Officers, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Executive Chairman and Co-Chief Executive Officers, of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this Annual Report on Form 10-K.

Based on this evaluation, we concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of December 31, 2025, because of material weaknesses in our internal control over financial reporting described below.

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

Under the supervision and with the participation of our management, including our Executive Chairman and Co-Chief Executive Officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the framework established in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our internal control over financial reporting was not effective due to a material weakness in our control environment around the accounting and presentation of complex financial instrument transactions that was not effectively designed or maintained. Additionally, management identified a material weakness related to wire-transfer authorization that resulted in a fraudulent disbursement, as further described in Note 7 to the consolidated financial statements included herein. These material weaknesses could result in material misstatements of the financial statements that would not be prevented or detected on a timely basis.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we intend to implement the following changes during our fiscal year ending December 31, 2026: (i) hire additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are, in part, dependent upon our receiving additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to an exemption established for “non-accelerated filers” set forth in the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Changes in Internal Control over Financial Reporting

Other than changes to address the material weakness related to wire-transfer authorization that resulted in a fraudulent disbursement, as further described in Note 7, there were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(f) or 15d-15(f) of the Exchange Act that occurred during the fourth fiscal quarter covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

The following required information is incorporated by reference to our definitive proxy statement for our 2026 Annual Meeting of Stockholders, which we intend to hold during the second quarter of 2026.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

ITEM 11.	EXECUTIVE COMPENSATION

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date

2.1†	Business Combination Agreement, dated as of August 5, 2022, by and among Tailwind Acquisition Corp., Compass Merger Sub, Inc. and Nuburu, Inc.	8-K	001-39489	2.1	August 8, 2022

3.1	Amended and Restated Bylaws of the Company.	8-K	001-39489	3.2	September 9, 2020

3.2	Amendment to the Amended and Restated By Laws of Nuburu, Inc.	8-K	001-39489	3.1	November 12, 2024

3.3	Amended and Restated Certificate of Incorporation of the Company.	8-K	001-39489	3.1	February 6, 2023

3.4	Amendment to the Amended and Restated Certificate of Incorporation of the Company	8-K	001-39489	3.1	June 13, 2024

3.5	Amendment to the Amended and Restated Certificate of Incorporation of the Company.	8-K	001-39489	3.1	February 27, 2026

3.6	Certificate of Designations of the Company.	8-K	001-39489	3.3	February 6, 2023

4.1	Specimen Common Stock Certificate .	8-K	001-39489	4.1	February 6, 2023

4.2	Specimen Preferred Stock Certificate .	8-K	001-39489	4.2	February 6, 2023

4.3	Specimen Warrant Certificate.	S-1	333-248113	4.3	August 26, 2020

4.4	Warrant Agreement, dated as of September 9, 2020, by and between the Company and Continental Stock Transfer and Trust Company.	8-K	001-39489	4.1	September 9, 2020

4.5	Description of Registrant’s Securities.	10-K	001-39489	4.5	April 15, 2024

4.6	Form of Warrant to Purchase Shares of Common Stock.	8-K	001-39489	4.2	June 13, 2023

4.7	Form of Warrant to Purchase Shares of Common Stock.	10-K	001-39489	10.41	April 15, 2024

4.8	Subordinated Convertible Note, dated August 18, 2025, between the Company and Indigo Capital LP	10-Q	001-39489	10.8	November 14, 2025

4.9	Subordinated Convertible Note, dated September 2, 2025, between the Company and Bricklane Capital Management Limited	10-Q	001-39489	10.11	November 14, 2025

4.10	Form of Warrant to Purchase Common Stock.	S-1	333-290147	4.6	September 10, 2025

4.11	Form of Pre-Funded Common Stock Purchase Warrant.	S-1	333-290147	4.7	September 10, 2025

4.12	Form of Placement Agent's Purchase Warrant.	S-1	333-290147	4.8	September 10, 2025

4.13	Form of Series 1 Warrant to Purchase Common Shares.	8-K	001-39489	4.1	December 18, 2025

4.14	Form of Series 2, Series 3 and Series 4 Warrant to Purchase Common Shares.	8-K	001-39489	4.2	December 18, 2025

4.15	Form of Debenture.	8-K	001-39489	4.3	December 18, 2025

4.16	Form of Subordinated Convertible Note, dated January 13, 2026, between the Company and Ambrogio D’Arrezzo	S-1	333-293338	10.96	February 10, 2026

4.17	Form of Subordinated Convertible Note, dated January 15, 2026, between the Company and the holder	S-1	333-293338	10.98	February 10, 2026

4.18	Subordinated Convertible Note, dated February 6, 2026, between the Company and Brick Lane Capital Management Limited	S-1	333-293338	10.100	February 10, 2026

4.19	Pre-Funded Common Stock Purchase Warrant, dated February 6, 2026, by the Company to Indigo Capital LLP.	S-1	333-293338	4.12	February 10, 2026

4.20	Form of Common Warrant.	S-1	333-293338	4.13	February 10, 2026

4.21	Form of Pre-Funded Warrant.	S-1	333-293338	4.14	February 10, 2026

4.22	Form of Placement Agent Warrant.	S-1	333-293338	4.15	February 10, 2026

10.1	Investment Management Trust Agreement, dated as of September 9, 2020, by and between the Company and Continental Stock Transfer and Trust Company.	8-K	001-39489	10.2	September 9, 2020

10.2#	Nuburu, Inc. 2022 Equity Incentive Plan.	8-K	001-39489	10.20	February 6, 2023

10.3#	Nuburu, Inc. 2022 Employee Stock Purchase Plan and forms of agreement thereunder.	8-K	001-39489	10.21	February 6, 2023

10.4#	Nuburu, Inc. Executive Incentive Compensation Plan.	8-K	001-39489	10.22	February 6, 2023

10.5#	Form of Nuburu, Inc. Indemnification Agreement.	8-K	001-39489	10.27	February 6, 2023

10.6	Note and Warrant Purchase Agreement dated June 12, 2023.	8-K	001-39489	10.1	June 13, 2023

10.7	Registration Rights and Lock-up Agreement.	8-K	001-39489	10.2	June 13, 2023

10.8	Note and Warrant Purchase Agreement, dated November 13, 2023, by and between Nuburu, Inc. and the lenders party thereto.	10-K	001-39489	10.39	April 15, 2024

10.9	Registration Rights Agreement, dated November 13, 2023, by and between Nuburu, Inc.	10-K	001-39489	10.42	April 15, 2024

10.10	Proposal Letter dated January 13, 2025,among S.F.E. Equity Investments SARL, The AvantGarde Group S.p.A., Alessandro Zamboni and the Company.	10-Q	001-39489	10.1	May 20, 2025

10.11	Comprehensive Settlement Agreement, Mutual Release of Liability and Indemnification dated January 14, 2025, between the Company and Liqueous LP.	10-Q	001-39489	10.2	May 20, 2025

10.12	Amendment to Comprehensive Settlement Agreement, Mutual Release of Liability and Indemnification dated February 14, 2025 between the Company and Liqueous, LP.	10-Q	001-39489	10.3	May 20, 2025

10.13	Second Amendment to Comprehensive Settlement Agreement, Mutual Release of Liability and Indemnification, dated February 17, 2025, between the Company and Liqueous LP.	10-Q	001-39489	10.4	May 20, 2025

10.14	Binding and Irrevocable Commitment Letter, dated February 14, 2025, among the Company, Trumar Capital LLC and Ambrogio D'Arrezzo.	10-Q	001-39489	10.5	May 20, 2025

10.15	On Demand Facility Agreement, dated March 18, 2025, between the Company and Supply@ME Capital plc.	10-Q	001-39489	10.8	May 20, 2025

10.16	Standby Equity Purchase Agreement, dated May 30, 2025, between the Company and YA II PN, LTD.	DEF14A	001-39489	Appendix E	June 10, 2025

10.17	Amendment #3 to Comprehensive Settlement Agreement, Mutual Release of Liability and Indemnification, dated April 15, 2025, between the Company and Liqueous LP	10-Q	001-39489	10.1	August 14, 2025

10.18	Business Loan and Security Agreement, dated May 12, 2025, among the Company, Nuburu Subsidiary, Inc., Agile Lending, LLC and Agile Capital Funding, LLC	10-Q	001-39489	10.7	August 14, 2025

10.19	Amendment to Standby Equity Purchase Agreement, dated June 5, 2025, between the Company and YA II PN, LTD.	10-Q	001-39489	10.11	August 14, 2025

10.20	Business Loan and Security Agreement, dated May 30, 2025, among the Company, Nuburu Subsidiary, Inc., Agile Lending, LLC and Agile Capital Funding, LLC	10-Q	001-39489	10.12	August 14, 2025

10.21	Securities Purchase Agreement, dated July 16, 2025, between the Company and Indigo Capital LP.	10-Q	001-39489	10.1	November 14, 2025

10.22	Securities Purchase Agreement, dated August 18, 2025, between the Company and Indigo Capital LP.	10-Q	001-39489	10.7	November 14, 2025

10.23	Letter regarding Proposal for the Phased Acquisition of Tekne S.p.A., dated August 19, 2025, between the Company and the Selling Shareholders of Tekne S.p.A.	10-Q	001-39489	10.9	November 14, 2025

10.24	Securities Purchase Agreement, dated September 2, 2025, between the Company and Bricklane Capital Management Limited.	10-Q	001-39489	10.10	November 14, 2025

10.25	Form of Securities Purchase Agreement, dated September 15, 2025, between the Company and the purchasers party thereto.	8-K	001-39489	10.1	September 17, 2025

10.26#	Board Compensation Program	8-K	001-39489	10.1	October 7, 2025

10.27	Head of Terms relating to Orbit S.r.l., dated October 6, 2025, between the Company and Alessandro Zamboni	S-1	333-293338	10.88	February 10, 2026

10.28	Sale, Purchase and Investment Agreement, dated October 31, 2025, by and among the Company, Nuburu Defense, LLC, Vanguard Holdings S.r.l. and Alessandro Zamboni	S-1	333-293338	10.89	February 10, 2026

10.29	Head of Terms relating to Lyocon S.r.l., dated November 28, 2025, by and among the Company, Nuburu Subsidiary, Inc., Paola Zanzola and Alessandro Sala	S-1	333-293338	10.90	February 10, 2026

10.30	Securities Purchase Agreement, dated December 13, 2025, between the Company and YA II PN, LTD.	8-K	001-39489	10.1	December 18, 2025

10.31	Registration Rights Agreement, dated December 17, 2025, between the Company and YA II PN, LTD.	8-K	001-39489	10.2	December 18, 2025

10.32	Placement Agency Agreement, dated December 17, 2025, between the Company and Joseph Gunnar and Co., LLC.	8-K	001-39489	10.3	December 18, 2025

10.33	Network Contract, effective as of January 13, 2026, between Tekne S.p.A. and Nuburu Defense, LLC	S-1	333-293338	10.94	February 10, 2026

10.34	Share Transfer and Convertible Shareholder Loan Agreement, effective as of January 13, 2026, among the Company, Ambrogio D’Arrezzo, Carlo Ulacco and Andrea Lodi	S-1	333-293338	10.95	February 10, 2026

10.35	Sale and Purchase Agreement, effective January 15, 2026, among the Company, Nuburu Subsidiary, Inc., Paola Zanzola and Alessandro Sala	S-1	333-293338	10.97	February 10, 2026

10.36	Securities Purchase Agreement, dated February 6, 2026, between the Company and Brick Lane Capital Management Limited	S-1	333-293338	10.99	February 10, 2026

10.37	Exchange Agreement, dated February 6, 2026, between the Company and Indigo Capital LLP	S-1	333-293338	10.101	February 10, 2026

10.38	Acknowledgement and Amendment to the Sale, Purchase and Investment Agreement, dated February 9, 2026, among the Company, Nuburu Defense, LLC, Vanguard Holdings S.r.l., and Alessandro Zamboni	S-1	333-293338	10.102	February 10, 2026

10.39	Form of Securities Purchase Agreement	S-1	333-293338	10.103	February 10, 2026

10.40*†	Contractual Joint Venture Agreement, dated February 26, 2026, among Nuburu, Inc., Nuburu Defense, LLC and Maddox Defense Incorporated

10.41*	International Cooperation Agreement, dated March 3, 2026, among Nuburu Defense, LLC, TEKNE S.p.A. and Engineering Bureau “Beryl” LLC

10.42*	Bond Subscription Agreement, dated March 12, 2026, between the Company and Supply@ME Stock Company 3 S.r.l.

10.43*	Letter, dated March 19, 2026, among the Company, Nuburu Defense, LLC and the shareholders of Tekne, S.p.A.

19.1	Insider Trading Policy	10-K	001-39489	19.1	April 15, 2025

21.1*	List of Subsidiaries of Nuburu, Inc.

24.1*	Power of Attorney (included on the signature page of the Form 10-K)

31.1*	Certification of the Co-Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of the Co-Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.3*	Certification of the Principal Financial and Accounting Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1**	Certification of the Co-Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

32.2**	Certification of the Co-Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

32.3**	Certification of the Principal Financial and Accounting Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

97	Nuburu, Inc. Clawback Policy	10-K	001-39489	97	April 15, 2024

101.INS*	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

104*	104 Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

Date: March 31, 2026

NUBURU, INC.
By: /s/ Alessandro Zamboni
Alessandro Zamboni
Executive Chairman and Co-Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Alessandro Zamboni, jointly and severally, his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Alessandro Zamboni	Executive Chairman and Co-Chief Executive Officer	March 31, 2026
Alessandro Zamboni	(Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ Dario Barisoni	Director and Co-Chief Executive Officer	March 31, 2026
Dario Barisoni

/s/ Matteo Ricchebuono	Director	March 31, 2026
Matteo Ricchebuono

/s/ Shawn Taylor	Director	March 31, 2026
Shawn Taylor

NUBURU, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Nuburu, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nuburu, Inc. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, consolidated statements of changes in convertible preferred stock and stockholders’ deficit, and consolidated statements of cash flows for the years ended December 31, 2025 and 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years ended December 31, 2025 and 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has sustained recurring operating losses and negative cash flows from operating activities. The Company anticipates that it will incur net losses for the foreseeable future and there is no assurance that the Company can raise additional debt or equity financing to support its future operations. All of the aforementioned factors raise substantial doubt about the Company's ability to continue as a going concern. Management's evaluation of the events and conditions and management's plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Equity Method Investment – Initial Measurement and Valuation

Critical Audit Matter Description

As described in Note 4 of the financial statements, the Company entered into an agreement to purchase the ownership interest in Orbit in tranches. Orbit was wholly owned by the Company’s Chief Executive Officer, and therefore the transaction constituted a related‑party transaction under U.S. GAAP. Although the Company’s initial investment represented only a 10.7% ownership interest, the arrangement provided the Company with significant influence over Orbit based on rights and other terms as defined in the purchase agreement. As a result, the investment was accounted for under equity method of accounting.

Accounting for this transaction required management to estimate the fair value of Orbit, as well as the fair value of the consideration transferred, a significant portion of which was in the form of the Company’s preferred stock. The fair value of Orbit was determined using an income approach, while the fair value of the preferred stock obligation was determined using a discounted cash flow methodology. We identified the initial measurement and valuation of the equity method investment as a critical audit matter because the determination of the fair values involved significant judgment and estimation uncertainty, particularly with respect to future cash flow projections, discount rates, and other valuation assumptions. These assumptions are inherently subjective and sensitive to changes in economic and market conditions, and small changes in such assumptions could result in materially different fair‑value measurements.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address the critical audit matter included:

•
Obtaining and evaluating the sale, purchase, and investment agreement to understand the terms of the transaction and the Company’s rights and obligations.
•
Agreeing the terms of the purchase agreement to underlying supporting documentation, including accounting memoranda and valuation reports prepared by management.
•
Utilizing the knowledge, experience and expertise of our internal valuation specialists to execute the planned audit procedures related to the valuations by assessing the reasonableness of the methodologies employed to value Orbit and the Company’s preferred stock.
•
Evaluating the reasonableness of management’s assumptions used in projecting future cash flows, including projected revenue, operating margins, and other significant operating assumptions, by comparing them to historical results, approved forecasts, and relevant industry and economic trends.
•
Evaluating the adequacy of the related disclosures in the financial statements.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2021.

Irvine, California

March 31, 2026

PCAOB ID Number 100

NUBURU, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$24,661,284	$209,337
Restricted cash	875,141	—
Subscription for Orbit shares (related party)	11,778,600	—
Inventories, net of reserve of nil and $1,161,469 at December 31, 2025 and 2024, respectively	—	1,526,467
SYME inventory advance (related party)	5,668,545	—
Advance on Tekne Convertible Receivable	1,179,686	—
Prepaid expenses and other current assets (including $233,498 and nil with related parties, respectively)	1,621,303	162,749
Total current assets	45,784,559	1,898,553
Equity method investment (related party)	949,806	—
Deposit on acquisition (related party)	733,272	—
Convertible note receivable (related party)	2,351,602	—
Property and equipment, net	—	4,834,729
Operating lease right-of-use assets	—	202,411
Other assets	—	34,359
TOTAL ASSETS	$49,819,239	$6,970,052
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$2,130,686	$6,301,310
Accrued expenses	3,271,219	4,301,195
Current portion of notes payable (including nil and $8,130,638 with related parties, respectively)	25,874,146	9,242,183
Preferred obligation related to Orbit Transaction (related party)	8,131,899	—
Shareholder advances	99,936	644,936
Claims settlement liability	5,575	—
Current portion of operating lease liability	—	237,369
Contract liabilities	—	24,000
Convertible note derivative liability	—	37,900
Preferred stock liability	21,889,050	—
Total current liabilities	61,402,511	20,788,893
SEPA liability	3,201,500	—
Warrant liabilities	397,401	128,615
TOTAL LIABILITIES	65,001,412	20,917,508

Commitments and Contingencies (Note 7)

Convertible preferred stock, $0.0001 par value; 50,000,000 shares authorized; 2,188,905 and 2,388,905 shares issued and outstanding at December 31, 2025 and 2024, respectively (1)	—	23,889,050
Stockholders’ Deficit
Common Stock, $0.0001 par value; 900,000,000 shares authorized; 92,816,561 and 4,062,974 shares issued and outstanding at December 31, 2025 and 2024, respectively (2)	9,282	406
Additional paid-in capital (2)	185,288,376	93,969,693
Accumulated deficit	(200,479,831)	(131,806,605)
Total Stockholders’ Deficit	(15,182,173)	$(37,836,506)
TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT	$49,819,239	$6,970,052
(1)
As of December 31, 2025, the value of the convertible preferred stock is presented within preferred stock liability. For additional information, see Note 10.
(2)
Amounts for the periods presented have been adjusted to reflect the 1-for-4.99 February 2026 Reverse Stock Split, as defined and further described in Note 2.

The accompanying notes are an integral part of the consolidated financial statements.

NUBURU, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2025	2024
Revenue	$—	$152,127
Cost of revenue	181,373	2,205,476
Gross margin	(181,373)	(2,053,349)
Operating expenses:
Research and development	174,559	1,821,816
Selling and marketing	4,671,975	468,074
General and administrative	13,348,686	8,807,651
Total operating expenses	18,195,220	11,097,541
Loss from operations	(18,376,593)	(13,150,890)
Non-operating income (loss):
Interest income	10,456	17,166
Interest expense (including $103,299 and nil with related parties, respectively)	(472,381)	(3,346,896)
Equity in losses of unconsolidated affiliates (related party)	(30,175)	—
Change in fair value of warrant liabilities	(13,894,830)	2,109,904
Change in fair value of derivative liability	37,900	141,100
Change in fair value of convertible note receivable (related party)	(2,679,772)	—
Change in fair value of notes payable (including $847,646 and nil with related parties, respectively)	(3,616,706)	—
Change in fair value of SEPA liability	682,276	—
Change in fair value of claims settlement liability	2,584,724	—
Loss on issuance of warrants	(8,756,303)	—
Loss on issuance of notes payable	(3,980,062)	—
Loss on issuance of SEPA	(2,582,724)	—
Loss on extinguishment of accounts payable (including $290,676 and nil with related parties, respectively)	(5,361,931)	—
Loss on extinguishment of notes payable (including $2,840,115 and $1,491,666 with related parties, respectively)	(10,138,337)	(20,504,307)
Loss on settlement of claims liability, net	(395,379)	—
Loss on fraudulently induced wire transfer	(1,005,352)	—
SEPA fees and issuance costs	(2,147,287)	—
Gain on sale of intellectual property intangible assets	8,961,872	—
Loss on impairment of inventories, property and equipment and operating lease right-of-use asset	(6,064,823)	—
Interest expense recognized on remeasurement of preferred stock liability	(10,398,050)	—
Other gain (loss), net	(1,447,799)	218,169
Loss before provision for income taxes	(79,071,276)	(34,515,754)
Provision for income taxes	—	—
Net loss	(79,071,276)	(34,515,754)
Reclassification of convertible preferred stock from mezzanine equity to liability	10,398,050	—
Deemed dividend in connection with modification of pre-funded warrants	(3,076,380)	—
Net loss available to common shareholders	$(71,749,606)	$(34,515,754)
Net loss per common share, basic and diluted (1)	$(2.25)	$(29.51)
Weighted-average common shares used to compute net loss per common share, basic and diluted (1)	31,912,339	1,169,797

(1)
Amounts for the periods presented have been adjusted to reflect the 1-for-4.99 February 2026 Reverse Stock Split, as defined and further described in Note 2.

The accompanying notes are an integral part of the consolidated financial statements.

NUBURU, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT

	Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares (1)	Amount (1)	Additional Paid-in Capital (1)	Accumulated Deficit	Total Stockholders' Deficit
Balance as of January 1, 2024 (1)	2,388,905	$23,889,050	184,843	$18	$64,744,912	$(97,290,851)	$(32,545,921)
Issuance of Common Stock	—	—	8,017	1	199,999	—	200,000
Fractional shares issued for stock split	—	—	5,138	1	(1)	—	—
Common stock issued for services	—	—	2,506	—	1	—	1
Issuance of Common Stock to extinguish debt	—	—	3,854,689	385	25,051,370	—	25,051,755
Issuance of Common Stock from releases of restricted stock units	—	—	10,579	1	(1)	—	—
Restricted stock units used for tax withholdings	—	—	(2,798)	—	(73,204)	—	(73,204)
Issuance of warrants	—	—	—	—	2,180,522	—	2,180,522
Stock-based compensation	—	—	—	—	1,866,095	—	1,866,095
Net loss	—	—	—	—	—	(34,515,754)	(34,515,754)
Balance as of December 31, 2024	2,388,905	23,889,050	4,062,974	406	93,969,693	(131,806,605)	(37,836,506)
Reclassification of convertible preferred stock from mezzanine equity to current liabilities	(2,388,905)	(23,889,050)	—	—	—	10,398,050	10,398,050
Contributions from related party	—	—	—	—	110,000	—	110,000
Deemed dividend in connection with modification of pre-funded warrants	—	—	—	—	(936)	—	(936)
Common stock issued for services	—	—	1,128,505	113	599,714	—	599,827
Issuance of Common Stock to extinguish debt	—	—	22,781,307	2,279	26,651,729	—	26,654,008
Shares issued in connection with the Silverback Claims Settlement	—	—	9,411,708	941	7,431,547	—	7,432,488
Issuance of Common Stock in connection with the SEPA	—	—	10,020,041	1,002	21,635,832	—	21,636,834
Issuance of Common Stock in connection with the 2025 Offering, net of offering costs including fair value of the 2025 Offering Placement Agent Warrants	—	—	6,487,683	649	(1,247,900)	—	(1,247,251)
Shares issued in connection with exercise of warrants	—	—	38,212,949	3,821	34,370,122	—	34,373,943
Issuance of Common Stock from releases of restricted stock units	—	—	711,559	71	(71)	—	—
Restricted stock units withheld for tax withholdings	—	—	(165)	—	(129)	—	(129)
Stock-based compensation	—	—	—	—	1,768,775	—	1,768,775
Net loss	—	—	—	—	—	(79,071,276)	(79,071,276)
Balance as of December 31, 2025	—	$—	92,816,561	$9,282	$185,288,376	$(200,479,831)	$(15,182,173)

(1)
Amounts for the periods presented have been adjusted to reflect the 1-for-4.99 February 2026 Reverse Stock Split, as defined and further described in Note 2.

The accompanying notes are an integral part of the consolidated financial statements.

NUBURU, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(79,071,276)	$(34,515,754)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	446,449	790,529
Stock-based compensation	1,792,540	1,866,095
Inventory reserve adjustments	—	28,012
Amortization of debt discount	—	2,381,617
Amortization of deferred financing costs	28,433	590,740
Debt issuance costs expensed under fair value option	1,699,546	—
Interest expense recognized on preferred obligation related to Orbit Transaction (related party)	103,299	—
Settlement of transaction costs through reduction of receivable	150,000	—
Operating lease right-of-use asset	—	383,753
Equity in losses of unconsolidated affiliates (related party)	30,175	—
Change in fair value of warrant liabilities	13,894,830	(2,109,904)
Change in fair value of derivative liability	(37,900)	(141,100)
Change in fair value of convertible note receivable (related party)	2,679,772	—
Change in fair value of notes payable (including $847,646 and nil with related parties, respectively)	3,616,706	—
Change in fair value of SEPA liability	(682,276)	—
Change in fair value of claims settlement liability	(2,584,724)	—
Loss on issuance of warrants	8,756,303	—
Loss on issuance of notes payable	3,980,062	—
Loss on issuance of SEPA	2,582,724	—
Loss on extinguishment of accounts payable (including $290,676 and nil with related parties, respectively)	5,361,931	—
Loss on extinguishment of notes payable (including $2,840,115 and $1,491,666 with related parties, respectively)	10,138,337	20,504,307
Loss on settlement of claims liability, net	395,379	—
SEPA fees and issuance costs	2,147,287	—
Gain on sale of intellectual property intangible assets	(8,961,872)	—
Loss on impairment of inventories, property and equipment and operating lease right-of-use asset	6,064,823	—
Interest expense recognized on remeasurement of preferred stock liability	10,398,050	—
Changes in operating assets and liabilities:
Accounts receivable	—	482,279
Inventories	—	(203,494)
Prepaid expenses and other current assets	(573,641)	(6,494)
Accounts payable	2,031,126	1,585,696
Accrued expenses	(227,016)	2,108,562
Contract liabilities	(12,000)	(6,400)
Operating lease liability	(237,369)	(355,385)
Net cash used in operating activities	(16,090,302)	(6,616,941)
Cash Flows from Investing Activities:
Payments for acquisitions and investments (related party)	(4,713,253)	—
Payment related to SYME inventory advance (related party)	(5,668,545)	—
Payments under convertible note receivable (related party)	(5,154,872)	—
Advance on Tekne Convertible Receivable	(1,179,686)	—
Net cash used in investing activities	(16,716,356)	—
Cash Flows from Financing Activities:
Proceeds from note borrowings	30,406,708	1,796,824
Repayments of notes payable	(3,108,232)	—
Proceeds received from the 2025 Offering	11,994,834	—
Proceeds received from the SEPA	21,937,886	—
Payments of debt and equity issuance costs	(4,097,321)	—

Proceeds received from settlement	1,000,000	—
Restricted stock units withheld for tax withholdings	(129)	(73,204)
Proceeds from issuance of Common Stock	—	200,000
Shareholder advances	—	644,936
Proceeds from the issuance of pre-funded warrants	—	2,180,522
Payment of deferred financing costs	—	(71,500)
Net cash provided by financing activities	58,133,746	4,677,578
NET CHANGE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH DURING THE PERIOD	25,327,088	(1,939,363)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH ―BEGINNING OF PERIOD	209,337	2,148,700
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH ―END OF PERIOD	$25,536,425	$209,337
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$848,066	$—
Cash paid for income taxes	$—	$—
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of Common Stock upon exercise of warrants	$34,373,943	$—
Issuance of Common Stock upon extinguishment or conversion of notes payable	$26,654,008	$25,051,755
Issuance of Common Stock in connection with the SEPA	$21,636,834	$—
Issuance of preferred obligation related to Orbit Transaction	$8,028,600	$—
Issuance of Common Stock in connection with Silverback Claims Settlement	$7,432,488	$—
Derecognition of accounts payable in connection with recognition of claims settlement liability	$3,113,853	$—
Extinguishment of existing unsecured promissory note and accrued interest through issuance of convertible note	$2,108,523	$—
Extinguishment of Preferred Stock through issuance of convertible notes	$2,000,000	$—
Reduction of related party receivable for non-cash consideration related to the Orbit Transaction	$1,350,000	$—
Transaction costs related to the reverse recapitalization not yet paid	$1,007,439	$1,007,439
Shares issued for services included in prepaid expenses	$601,415	$—
Debt issuance costs included in accounts payable and accrued expenses	$—	$712,363
Issuance of promissory note for replacement of shareholder advance	$545,000	$—
Issuance of AZ Promissory Note for related party receivable	$900,000	$—
Stock-based compensation expense included in accrued expenses	$25,000	$—
Settlement of transaction costs through reduction of receivable	$150,000	$—
Initial fair value of convertible note receivable over proceeds paid	$110,000	$—
Deemed dividend in connection with modification of pre-funded warrants	$936	$—
Transfer of property and equipment from inventory	$—	$154,971
Purchase of property and equipment in accounts payable and accrued expenses	$—	$431,970

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

On July 22, 2025, the Company filed a Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company with the Delaware Secretary of State, increasing the number of shares of stock that the Company has the authority to issue to 950,000,000 shares, of which 900,000,000 shares are common stock, par value of $0.0001 per share, ("Common Stock") and 50,000,000 shares are Preferred Stock (as defined in Note 10).

In September 2025, the Company formed Nuburu Defense, LLC ("Nuburu Defense"), a new wholly-owned subsidiary incorporated in Delaware.

In October 2025, the Company made an investment, accounted for under the equity method, in Orbit S.r.l. (“Orbit”), as further described in Note 4, and in January 2026, the Company increased its ownership in Orbit to approximately 22% and obtained control, resulting in consolidation of Orbit’s operations beginning on that date. Additionally, in January 2026, the Company (i) completed its acquisition of 100% of Lyocon S.r.l. (“Lyocon”), which resulted in consolidation of Lyocon's operations beginning on that date and (ii) entered into strategic agreements with Tekne S.p.A (“Tekne”) through Nuburu Defense, including an initial equity investment of 2.9% and a convertible receivable supporting a broader defense collaboration. For additional information, see Note 17.

Throughout the notes to the consolidated financial statements, unless otherwise noted, the “Company,” “we,” “us” or “our” and similar terms refer to Legacy Nuburu prior to the consummation of the Business Combination, and Nuburu and its subsidiaries after the consummation of the Business Combination.

Going Concern and Liquidity

The Company has not yet achieved full commercialization and is expected to incur losses until it does.

From inception through December 31, 2025, the Company has incurred operating losses and negative cash flows from operating activities. For the years ended December 31, 2025 and 2024, the Company has incurred net losses of $79,071,276 and $34,515,754 (including significant non-cash expenses), respectively, and the Company has an accumulated deficit of $200,479,831 as of December 31, 2025. The Company expects to continue executing its comprehensive growth and diversification strategy, expanding into complementary domains such as defense-tech, security, and operational resilience solutions. The Company anticipates that it will incur net losses for the foreseeable future and, even if it increases its revenue, there is no guarantee that it will ever become profitable.

Until the Company can generate sufficient revenue, it plans to finance its business with the proceeds from the issuance and sale of debt or equity securities and borrowings under credit facilities, including sales pursuant to its SEPA with the SEPA Investor, each defined and further described in Note 12. The Company plans to rely on proceeds received from using the SEPA to the extent permitted under the terms of the February 2026 Offering and 2025 Offering, as defined and described in Notes 17 and 10, respectively. There is no assurance that management's plans to obtain additional debt or equity financing or credit facilities will be successfully implemented or implemented on terms favorable to the Company.

The Company has identified conditions that raise substantial doubt about its ability to continue as a going concern within 12 months from the issuance of these consolidated financial statements, including historical operating losses, negative cash flows from operations, significant debt service obligations, and reliance on external financing.

In January 2025, the Company adopted a new business plan focused on building a stable foundation for the future business, including addressing outstanding payables, entering into joint development agreements, and investing in controlling interests in strategic targets (the “Transformation Plan”). Management has implemented and continues to execute its Transformation Plan and has taken actions during 2025 and early 2026 to strengthen the Company’s financial position and liquidity profile. These actions include balance sheet improvements, enhanced access to the capital markets, and the establishment of a platform-based operating model through strategic investments and acquisitions.

Management's plans to address these conditions involve a combination of available liquidity resources and financing strategies, including existing cash, potential monetization of financial assets, and access to financing arrangements. Execution of these plans depends on various assumptions and external factors, including market conditions and the Company’s ability to access capital on acceptable terms.

The Company is also subject to execution risks related to the timing and realization of its strategic initiatives, as well as capital markets risks, including share price performance, trading volumes, and broader macroeconomic and geopolitical conditions, which may affect access to financing.

Notwithstanding these uncertainties, management believes that the actions taken to date represent a material improvement compared to prior periods and provide a credible path toward improved liquidity position and operating performance over time.

Management further believes that the successful execution of its Transformation Plan—particularly the acquisition of a controlling interest in Tekne, the full integration of Orbit, the acquisition of Lyocon and the expansion of the Company's laser business and the development and commercialization of capabilities with Maddox under the Maddox Agreement (as defined in Note 17)—would establish a scaled, integrated operating platform capable of generating sustainable revenues and improved liquidity, aligned with market demand.

Management believes that the actions described above could significantly reduce the conditions that raise substantial doubt of the Company’s ability to continue as a going concern. However, substantial doubt about the Company's ability to continue as a going concern remains.

NYSE Regulation Notice of Noncompliance

On April 29, 2025, the Company received a Notice of Noncompliance from NYSE Regulation indicating that the Company was not in compliance with Section 1003(a)(i) of the NYSE American LLC Company Guide (the “Company Guide”), which requires a company to maintain stockholders’ equity of $2,000,000 or more if it has reported losses from continuing operations or net losses in two of its three most recent fiscal years.

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

Inventory, Property and Equipment and Right-of-Use Asset Impairment

The Company leased approximately 27,900 square feet of office space in Centennial, Colorado under a noncancelable operating lease agreement. The original term of the lease was set to expire in December 2024, however, in November 2023, the Company elected to extend the lease through June 2025. As further described in Note 3, as of March 31, 2025, the Company was in default under its lease, and Centennial Tech Industrial Owner (the "Landlord") pursued available remedies in advance of the expiration of the lease term in June 2025. As such, during the first quarter of 2025, the Company determined that, based on the assumption that the Landlord would fully exercise its rights with respect to all assets remaining on the premises, (i) it no longer had control over the inventory and that recovery was not probable, therefore, inventory was written down to a net realizable value of zero, (ii) the carrying value of its property and equipment, all of which was at the leased location, was no longer recoverable, and the assets were written down to a net book value of $0, and (iii) the right-of-use asset associated with this lease was fully impaired, as the Company could no longer use the leased premises, each of which is recorded within loss on impairment of inventories, property and equipment and operating lease right-of-use asset on the consolidated statement of operations for the year ended December 31, 2025. See Note 3 for additional information.

Certain Significant Risks and Uncertainties

The Company’s future operating results are subject to various risks and uncertainties, including its ability to obtain additional financing, achieve commercialization, execute its Transformation Plan and strategic transactions, comply with applicable regulatory requirements, manage indebtedness and liquidity, and respond to competitive, geopolitical, and economic conditions, which could cause actual results to differ materially from expectations.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

February 2026 Reverse Stock Split

On February 27, 2026, the Company effected a 1-for-4.99 reverse stock split of its Common Stock (the “February 2026 Reverse Stock Split”) in order to return to compliance with the Minimum Trading Price requirement. Trading of the Company’s Common Stock was halted by NYSE American on February 13, 2026, because the trading price dropped below NYSE American’s Minimum Trading Price of $0.10. The

Company’s Common Stock resumed trading on March 2, 2026. The February 2026 Reverse Stock Split affected all stockholders uniformly and did not impact the Company’s total stockholders’ deficit. Any fractional shares resulting from the February 2026 Reverse Stock Split were rounded up to one full share.

Proportional adjustments were made to the number of shares of Common Stock issuable upon exercise, vesting, or conversion of the Company's outstanding stock options, restricted stock units, warrants, convertible notes, preferred stock, and other instruments convertible into or exercisable for Common Stock, as well as the applicable exercise prices, conversion prices, and per share grant date fair values. All share and per share amounts presented in these consolidated financial statements and accompanying notes — including but not limited to earnings per share, weighted-average shares outstanding, shares reserved under equity incentive plans and the employee stock purchase plan, and shares issuable under outstanding derivative and convertible instruments — have been retroactively adjusted to reflect the February 2026 Reverse Stock Split for all periods presented.

For additional information, see Note 17.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Estimates and assumptions made by management include, but are not limited to, fair value measurements, the valuation of equity method investments, income taxes and related valuation allowances, inventory reserve and valuation of stock-based compensation. Such estimates may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

Cash equivalents are defined as short term, highly liquid investments, which are readily convertible to cash and have remaining maturities of three months or less at the date of acquisition. As of December 31, 2025, cash was primarily held in accounts with a single financial institution that is a licensed and regulated digital banking platform operating under applicable foreign regulatory authorities. The Company has not experienced any losses in such accounts, nor does the Company believe it is exposed to any significant credit risk on cash and cash equivalents. However, any loss incurred or lack of access to such funds could have a significant adverse impact on the Company's financial condition, results of operations, and cash flows. As of December 31, 2025 and 2024, nil and substantially all, respectively, of the cash on hand was considered cash equivalents.

Restricted Cash

Restricted cash represents funds held in U.S.-based banking collateral accounts maintained in connection with outstanding letters of credit related to our contemplated acquisition of a controlling interest in Tekne, as further described in Note 7, which exceeded Federal Deposit Insurance Corporation insurance limits of $250,000 as of December 31, 2025. The letters of credit expire on August 31, 2026, and, in accordance with bank policy, the collateral will be released 30 days after the expiration date. The collateral funds are not invested and earn interest at a rate of 1% per annum. As of December 31, 2025 and 2024, restricted cash totaled $875,141 and nil, respectively, and is included in restricted cash on the consolidated balance sheets. See Note 7 for additional information.

Concentrations of Credit Risk, Other Risks and Uncertainties

The Company's financial instruments that are subject to credit risk consist primarily of (i) cash and cash equivalents, (ii) the Convertible Note Receivable with SYME (as defined and described in Note 6), and (iii) SYME Inventory Advance (as defined and described in Note 6). At December 31, 2025, substantially all of the Company's cash and cash equivalents were held in accounts with a single financial institution that is a licensed and regulated digital banking platform operating under applicable foreign regulatory authorities. At December 31, 2024, substantially all of the Company's cash and cash equivalents were held in one large financial institution located in the United States. In the event of a failure of the financial institution or restrictions on access to these funds, the Company’s liquidity and ability to fund operations could be materially adversely affected. Management believes the financial risk associated with these balances is minimal and has not experienced any losses to date.

The Company's future results of operations involve a number of risks and uncertainties. The Company is a defense, security, and critical-infrastructure technology company focused on the development, integration, and deployment of dual-use, non-kinetic, and software-orchestrated solutions addressing modern security and resilience challenges across military, governmental, and civilian domains. The Company operates a modular, platform-based business model that integrates directed-energy technologies, electronic-warfare capabilities, and a software-centric command, control, and orchestration layer through a combination of wholly owned subsidiaries, strategic investments and partnerships, and industrial cooperation arrangements. The Company is subject to the risks associated with such activities, including the need to further develop its technology and its marketing and distribution channels; further develop its supply chain and manufacturing; and hire additional management and other key personnel. Successful completion of the Company’s development program and, ultimately, the attainment of profitable operations, are dependent upon future events, including its ability to access potential markets and secure long-term financing.

During the year ended December 31, 2024, two customers accounted for 50% and 25% of the Company’s revenue. The Company had no outstanding accounts receivable as of December 31, 2025 and 2024.

Allowance for Credit Losses

The Company evaluates financial assets measured at amortized cost, including trade receivables, notes receivable, loans and other financing receivables, for expected credit losses in accordance with ASC 326, Financial Instruments—Credit Losses. The Company estimates an allowance for credit losses based on historical loss experience, current conditions and reasonable and supportable forecasts affecting the collectability of the reported amounts. The estimate of expected credit losses considers, among other factors, the financial condition and creditworthiness of the borrower, the underlying collateral, macroeconomic conditions, and the expected duration of the asset. The Company may also incorporate probability-of-default and loss-given-default assumptions or other valuation techniques when appropriate. Financial assets for which the fair value option has been elected are excluded from the scope of ASC 326 and are instead measured at fair value through net loss. Recoveries of amounts previously written off are recorded when received.

The Company writes off financial assets against the allowance when it determines the asset is uncollectible. As of December 31, 2025, the Company evaluated its financial assets within the scope of ASC 326 for expected collectibility and determined that the $110,000 receivable related to the Liqueous Settlement Agreement, as defined and described in Note 7, was uncollectible, resulting in the recognition of a loss of the same amount within other gain (loss), net on the consolidated statement of operations for the year ended December 31, 2025.

Fair Value of Financial Instruments

The fair value of the Company's assets and liabilities, including cash equivalents, restricted cash, prepaid expenses and other current assets, certain acquisition and investment-related assets, accounts payable, accrued expenses, certain debt instruments and certain acquisition and investment-related liabilities, which qualify as financial instruments under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 820 — Fair Value Measurement ("ASC 820"), approximates the carrying amounts represented in the consolidated balance sheets, primarily due to their short-term nature. For information concerning the fair values of certain of our assets and liabilities, including how we arrive at our fair value measurements, see Note 5.

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

•
Level 1: Valuations based on quoted prices for identical assets and liabilities in active markets.
•
Level 2: Valuations based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.
•
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

Fair value option for certain financial instruments

The Company elected the fair value option (“FVO”) for recognition of (i) certain debt instruments, as described in Notes 5 and 9, and (ii) the Convertible Note Receivable with SYME (as defined and described in Note 6), as permitted under ASC 825, Financial Instruments ("ASC 825"). Under this option, financial instruments are initially recognized at fair value as an asset or liability on the consolidated balance sheets with subsequent changes in fair value, inclusive of interest, market risk, and other factors affecting valuation, reflected in the consolidated statements of operations. The Company elected to recognize interest expense or income within the line item presented for the change in the fair value of the asset or liability. Additionally, the change in fair value of financial liabilities attributable to the change in the instrument-specific credit risk is required to be presented separately in other comprehensive income. For the year ended December 31, 2025, the change in fair value related to a change in the instrument-specific credit risk was immaterial. All costs associated with the issuance of financial instruments accounted for using the FVO are expensed upon issuance or as incurred. See Notes 6 and 9 for additional information.

Inventories, Net

All inventories are stated at the lower of cost determined on the first in, first out basis or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predicted costs of completion, disposal, and transportation. Inventory includes parts and components that may be specialized in nature and subject to obsolescence. The Company maintains a reserve for excess or obsolete inventory items. On a quarterly basis, the Company reviews inventory quantities on hand in comparison to past consumption, recent purchases, and other factors to determine what inventory quantities, if any, may not be sellable. Based on this review, inventories are written off and charged to cost of revenue when identified as excess or obsolete. Subsequent changes in facts and circumstances do not result in an increase in the reserve previously recognized. In addition, the Company may recognize separate impairment charges when events or changes in circumstances indicate that the carrying value of inventory is not recoverable. During the year ended December 31, 2025, the Company incurred a loss on impairment of inventory in the amount of $1,526,467, which was recorded on the consolidated statement of operations within loss on impairment of inventories, property and equipment and operating lease right-of-use asset. Refer to Note 3 for further information.

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

The estimated useful lives for each major depreciable classification of property and equipment are as follows:

Description of property and equipment	Years
Computer equipment	5
Office furniture and equipment	7
Leasehold improvements	The shorter of the lease term or useful life
Machinery and equipment	10

During the year ended December 31, 2025, the Company recorded a loss on impairment of property and equipment in the amount of $4,388,279, which was recorded on the consolidated statement of operations within loss on impairment of inventories, property and equipment and operating lease right-of-use asset. Refer to Note 3 for further information. There was no impairment loss recognized for the year ended December 31, 2024.

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

During the year ended December 31, 2025, the Company recorded a loss on impairment of operating lease right-of-use asset in the amount of $150,077, which was recorded on the consolidated statement of operations within loss on impairment of inventories, property and equipment and operating lease right-of-use asset. Refer to Note 3 for further information. There was no impairment loss recognized for the year ended December 31, 2024.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets being reviewed for impairment, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. For the year ended December 31, 2025, the Company recorded a loss on impairment of inventories, property and equipment and operating lease right-of-use asset in the amount of $6,064,823 which is reflected in the consolidated statement of operations within loss on impairment of inventories, property and equipment and operating lease right-of-use asset. Refer to Note 3 for further information. There was no impairment loss recognized for the year ended December 31, 2024.

Equity Method Investment

The Company accounts for its investment in Orbit, as further defined and described in Note 4, over which it has significant influence but does not have control, using the equity method of accounting in accordance with ASC 323, Investments—Equity Method and Joint Ventures. Under the equity method, investments, originally recorded at cost, which includes the fair value of the consideration paid, inclusive of directly attributable transaction costs, and the fair value of non-cash consideration paid, are adjusted to recognize our share of net earnings or losses of the investee as they occur rather than as dividend distributions are received, with our recognition of losses generally limited to the extent of our investment in, and advances and commitments to, the investee. When the cost of an equity method investment exceeds the Company’s proportionate share of the investee’s net assets, the resulting basis difference is allocated to identifiable assets and liabilities based on their estimated fair values at the acquisition date. Basis differences attributable to finite-lived intangible assets are amortized over their estimated useful lives, with such amortization reflected in equity method earnings (losses). Any remaining basis difference attributable to goodwill is not amortized and is included in the carrying amount of the equity method investment, which is evaluated for impairment. All costs directly associated with the acquisition of an investment to be accounted for using the equity method are included in the carrying amount of the investment. For additional information regarding our equity method investment, see Note 4.

Mandatorily Redeemable Preferred Stock

The Company accounts for mandatorily redeemable preferred stock in accordance with ASC 480, Distinguishing Liabilities from Equity. Preferred stock that is mandatorily redeemable on a fixed or determinable date, or upon the occurrence of an event certain to occur, is classified as a liability on the consolidated balance sheets. Mandatorily redeemable preferred stock is initially recognized at its fair value, and subsequently measured at its redemption value. See Note 10 for additional information.

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

In the event of the future consequences of differences between financial reporting bases and tax bases of assets and liabilities result in a deferred tax asset, the Company performs an evaluation of the probability of being able to realize future benefits indicated by such asset. A valuation allowance related to a net deferred tax asset is recorded when it is more likely than not that some portion or all of the net deferred tax asset will not be realized. The Company recorded a full valuation allowance as of December 31, 2025 and 2024, as it is more likely than not that the Company will not be able to utilize the net deferred tax assets in the foreseeable future (see Note 14, Income Taxes). The Company maintains valuation allowances until sufficient evidence exists to support the reversal of such valuation allowances.

The Company recognizes in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of operating expense. Management has evaluated the Company's tax positions and concluded the Company has taken no uncertain tax positions that would require adjustments to the financial statements to comply with the provisions of this guidance. As there were no uncertain tax positions as of December 31, 2025 and 2024, no interest or penalties were recorded to operating expenses. Tax returns filed by the Company remain open to federal and state income tax examinations through the statutory time periods.

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

Research and Development Expenses

Research and development expenses ("R&D") consist primarily of compensation and related costs for personnel, including stock-based compensation, employee benefits, training, travel, third-party consulting services, laboratory supplies, and research and development equipment depreciation incurred to further our commercialization development efforts. We anticipate research and development expenses will increase significantly as we expand our product portfolio. R&D costs are charged to the statement of operations as incurred and are included in operating expenses.

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of compensation and related costs for the Company’s direct sales force, sales management, and marketing and include stock-based compensation, employee benefits, and travel for selling and marketing employees as well as costs related to trade shows, marketing programs. third-party consulting expenses, branding and public relations activities, and application lab depreciation expenses. The Company expects selling and marketing expenses to increase in future periods as it expands its sales force, marketing, and customer support organizations and increase its participation in trade shows and marketing programs. Selling and marketing costs are charged to the statement of operations as incurred and are included in operating expenses.

General and Administrative Expenses

The Company’s general and administrative expenses consist primarily of compensation and related costs for its finance, human resources and other administrative personnel, and include stock-based compensation, employee benefits and travel expenses. In addition, general and administrative expenses include the Company’s third-party consulting and advisory services, legal, audit, accounting services and facilities costs, as well as transaction expenses. The Company expects its general and administrative expenses to increase for the foreseeable future as it scales headcount with the growth of its business through acquisitions and investments, and as a result of operating as a public company, including compliance with the rules and regulations of the SEC, legal, audit, additional insurance expenses, investor relations activities, and other administrative and professional services. General and administrative costs are charged to the statement of operations as incurred and are included in operating expenses.

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

Net Earnings or Loss Per Common Share ("EPS")

The Company's basic EPS is calculated by dividing net loss by the weighted-average number of shares of Common Stock outstanding for the period. Contingently issuable shares are included in basic and diluted EPS only when all specified contingencies other than time have been satisfied. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised, vested, or converted into Common Stock, and is computed by dividing net income or loss available to common stockholders by the weighted-average number of shares of Common Stock outstanding during the period, adjusted for the effect of potentially dilutive shares of Common Stock using the treasury stock or if-converted methods, as applicable. For additional information on the Company's outstanding Common Stock equivalents excluded from the calculation of net loss per common share, see Note 15.

Recently Adopted Accounting Pronouncements

ASU 2023-09

In December 2023, the Financial Accounting Standards Board (“FASB") issued Accounting Standards Update (“ASU") 2023-09, Income Taxes (Topic 740) – Improvements to Income Tax Disclosures. The ASU requires that an entity disclose specific categories in the effective tax rate reconciliation as well as reconciling items that meet a quantitative threshold. Further, the ASU requires additional disclosures on income tax expense and taxes paid, net of refunds received, by jurisdiction. The new standard is effective for annual periods beginning after December

15, 2024 on a prospective basis with the option to apply it retrospectively. We adopted ASU 2023-09 on January 1, 2025 on a retrospective basis and the information presented in Note 14 reflects the enhanced disclosures.

New Accounting Pronouncements Not Yet Adopted

ASU 2024-03

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which is intended to provide more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation and amortization) included in certain expense captions presented on the consolidated statement of operations. This new standard is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (1) prospectively to financial statements issued for periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the consolidated financial statements. The Company is in the process of finalizing the disclosures that will be required by the adoption of the provisions of ASU 2024-03, and will adopt these amendments for annual disclosures in the Annual Report on Form 10-K for the year ending December 31, 2027.

ASU 2025-11

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270) Narrow-Scope Improvements, which is intended to improve the navigability of the guidance in ASC 270, Interim Reporting, and clarify when it applies. Under the amendments, an entity is subject to ASC 270 if it provides interim financial statements and notes in accordance with GAAP. ASU 2025-11 also addresses the form and content of such financial statements, interim disclosures requirements, and establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, and early adoption is permitted. The Company is currently evaluating the impact of these amendments on its consolidated financial statement disclosures.

NOTE 3. BALANCE SHEET COMPONENTS

Operating Lease

The Company leased approximately 27,900 square feet of office space in Centennial, Colorado, with a lease term through June 2025.

As of March 31, 2025, the Company was in default under the lease, and the Landlord pursued available remedies in advance of the lease term that expired in June 2025. In April 2025, the Landlord obtained a default judgment against the Company in the amount of $409,278, which accrues interest at a rate of 10% per annum beginning in March 2025 until paid in full. The Company and the Landlord entered into a settlement agreement on October 14, 2025, pursuant to which the parties released any claims related to the lease in exchange for the Company’s payment of $130,000 to the Landlord. As a result of the settlement, the Company recorded a gain of $146,132, which is reflected in other gain (loss), net on the consolidated statement of operations for the year ended December 31, 2025.

The Landlord exercised its rights under the lease agreement and applicable law with respect to a lessee in default and such lessee’s assets located on the premises, including the removal and disposal of inventories and property and equipment remaining on the property. As such, during the first quarter of 2025, the Company determined that, based on the assumption that the Landlord would fully exercise its rights with respect to all assets remaining on the premises, (i) it no longer had control over the inventory and that recovery was not probable, therefore, inventory was written down to a net realizable value of zero, (ii) the carrying value of its property and equipment, all of which was at the leased location, was no longer recoverable, and the assets were written down to a net book value of $0, and (iii) the right-of-use asset associated with this lease was fully impaired, as the Company could no longer use the leased premises, each of which is recorded within loss on impairment of inventories, property and equipment and operating lease right-of-use asset on the consolidated statement of operations for the year ended December 31, 2025.

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

The Company is pursuing a lease for a replacement facility that is more appropriate for the Company’s new business strategy. However, entering into a new lease and appropriately equipping a new facility is costly and time-consuming and may cause delays in the Company’s progress with respect to the business plan focused on building a stable foundation for its future business.

Inventories, Net

Inventories, net as of December 31, 2024 consisted of the following:

December 31, 2024
Raw materials and supplies	$1,913,013
Work-in-process	161,137
Finished goods	613,786
Inventories, gross	2,687,936
Less: inventory reserve	(1,161,469)
Inventories, net	$1,526,467

During the year ended December 31, 2025, in connection with the lease default described above, inventory was written down to a net realizable value of zero, as the Company no longer had control over the inventory and recovery was not probable, through a $1,526,467 loss recorded within loss on impairment of inventories, property and equipment and operating lease right-of-use asset on the consolidated statement of operations for the year ended December 31, 2025.

During the year ended December 31, 2024, the Company recorded a lower of cost or net realizable value charge of $28,012, primarily related to fully reserving inventory related to switching certain series of the Company's lasers, offset by scrap adjustments.

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

As of December 31, 2025, the Company's property and equipment, net value was nil, as the carrying value of its property and equipment, all of which was at the leased location, was no longer recoverable. Depreciation and amortization expense related to property and equipment was $446,449 and $790,529 for the years ended December 31, 2025 and 2024, respectively.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of December 31, 2025 and 2024 consisted of the following:

	As of December 31,
	2025	2024
Prepaid professional fees	$614,225	516
Prepaid services	601,415	—
Interest receivable (related party)	233,498	—
Prepaid insurance	154,776	123,959
Other current assets	13,887	10,269
Other prepaid assets	3,502	28,005
Total prepaid expenses and other current assets	$1,621,303	$162,749

Accrued Expenses

Accrued expenses as of December 31, 2025 and 2024 consisted of the following:

	As of December 31,
	2025	2024
Accrued legal, accounting and professional fees	$1,486,556	$2,448,594
Accrued payroll and benefits	699,085	357,953
Accrued transaction costs related to the reverse recapitalization	503,600	503,600
Accrued taxes payable	426,088	232,966
Accrued interest	114,313	560,501
Accrued lease-related payables	—	54,288
Other	41,577	143,293
Total accrued expenses	$3,271,219	$4,301,195

Accounts Payable - 3(a)(10) Claims Settlement

On July 17, 2025, the Company and Silverback Capital Corporation (“Silverback”) agreed to settle outstanding claims in an amount of $5,662,479 (the “Claims”) owed to Silverback in exchange for a settlement amount payable in shares of Common Stock (the “Settlement Shares”), subject to court approval (the "Silverback Claims Settlement"). The Settlement Shares are priced in an amount equal to the last trading price of Common Stock on July 17, 2025 (the “Closing Price”), which was $1.5319, as adjusted; provided that, if the sale price of Common Stock drops below the Closing Price, the purchase price of the Settlement Shares will be the lower of (i) the Closing Price or (ii) 75% multiplied by the average of the three lowest traded prices during the fifteen day trading period preceding the share request made by Silverback, subject to other terms of the settlement. Under the settlement terms, Silverback may not hold more than 4.99% of issued and outstanding Common Stock at any time. The Claims include bona fide, outstanding, and unpaid creditor claims that Silverback acquired from the Company’s creditors and agreed to exchange for shares of Common Stock in a state court-approved transaction, in compliance with the terms of Section 3(a)(10) of the Securities Act. The Company also agreed to issue 80,160 shares of Common Stock as a settlement fee (the

"Settlement Fee Shares"), which were issued during the third quarter of 2025. The settlement was approved by the state court on July 30, 2025, after a fairness hearing pursuant to the requirements of Section 3(a)(10) of the Securities Act.

The Company is required to meet certain conditions, including timely delivery of Settlement Shares, compliance with specified covenants, and maintenance of trading eligibility and SEC filing compliance. If these conditions were not satisfied, Silverback could declare the Company in default and terminate its remaining obligations, including the funding of payments under related claims purchase agreements. In the event of default, the Company remained obligated to issue Settlement Shares and fee shares for any liabilities previously purchased by Silverback, and Silverback could elect to declare either a full or partial default.

Upon initial recognition of the Silverback Claims Settlement, the Company derecognized the liabilities to vendors, which were each included in accounts payable on the consolidated balance sheet, in an aggregate amount of $3,113,854 and recognized a claims settlement liability to Silverback in an aggregate amount of $9,627,408 calculated based on the fair value of the shares of Common Stock that can be issued to Silverback to satisfy the claims and the settlement fee, resulting in $6,513,554 recognized as loss on extinguishment of accounts payable in the consolidated statement of operations for the year ended December 31, 2025.

During the year ended December 31, 2025, the Company issued 8,529,945 Settlement Shares at an aggregate fair value of $6,540,488 to settle $4,262,479 of contractual claims under the Silverback Claims Settlement. Additionally, during the year ended December 31, 2025, the Company recorded a change in fair value of $2,584,724 of the claims settlement liability, which is included in change in fair value of claims settlement liability on the consolidated statements of operations.

In October 2025, the Company and Silverback terminated the Silverback Claims Settlement, which was approved by the state court. As part of the termination, the parties agreed that Nuburu was to issue 806,613 freely tradable and unrestricted shares of Common Stock to Silverback as consideration to settle any paid or unpaid claims and to cancel and dismiss all remaining obligations under the Silverback Claims Settlement, of which Silverback received 801,603 in connection with the termination in October 2025, and the Company recorded a net loss of $395,379 within loss on extinguishment of claims liability, net in the consolidated statement of operations for the year ended December 31, 2025.

Settlements of Accounts Payable and Accrued Expenses

During the year ended December 31, 2025, the Company negotiated with vendors and other parties to settle certain amounts owed, which were previously accrued within accounts payable and accrued expenses on the consolidated balance sheet. As the settlement amounts paid were less than the amounts owed to the vendors, a gain of $848,948 was included within loss on extinguishment of accounts payable in the consolidated statement of operations for the year ended December 31, 2025.

NOTE 4. EQUITY METHOD INVESTMENT (RELATED-PARTY)

On October 31, 2025, the Company, Nuburu Defense, Alessandro Zamboni (the Company's Executive Chairman and Co-Chief Executive Officer), and Vanguard Holdings S.r.l. (“Vanguard”), a newly-formed Italian limited liability company wholly owned by Alessandro Zamboni, entered into a Sale, Purchase and Investment Agreement (the “Orbit Agreement”) for the sale of all of the ownership interests in Orbit to Nuburu Defense (the “Orbit Transaction”).

•
Equity Infusion. Nuburu Defense may make up to a $5,000,000 equity investment in Orbit (the “Equity Infusion”). Under the Orbit Agreement, the Company has agreed to consummate the Equity Infusion in tranches, with the final tranche closing no later than October 7, 2028. During the year ended December 31, 2025, the Company paid $1,500,000 of the Equity Infusion amount in connection with the signing of the Orbit Agreement, resulting in its holding a 10.7% ownership interest in Orbit.
•
Orbit Consideration. In addition to the Equity Infusion, Nuburu Defense plans to acquire, in tranches by December 31, 2026, all outstanding capital stock of Orbit from Vanguard for an aggregate purchase price of $12,500,000, consisting of (i) $3,750,000 in cash and (ii) non-cash consideration worth $8,750,000 in the form of, (a) subject to obtaining stockholder approval, a variable number of preferred shares, or (b) if such stockholder approval is not obtained, an equivalent instrument of the Company or cash (the "Orbit Preferred Obligation") (collectively, the “Orbit Consideration”). During the year ended December 31, 2025, the Company paid Orbit Consideration worth $3,750,000 (the "Advance Payment") by (i) offsetting of a credit owed by Mr. Zamboni to the Company of $1,350,000 related to the TCEI Acquisition, which is no longer being completed, and (ii) a cash payment of $2,400,000 to Mr. Zamboni. As described in Note 17, on February 9, 2026, the parties to the Orbit Agreement entered into an amendment to issue 10,020,040 shares of Common Stock in lieu of the obligation to issue preferred shares.

Under the Orbit Agreement, the Company has the exclusive right to market, sell, promote and distribute the Orbit platform to the security sector globally for 36 months. Upon Nuburu Defense’s obtaining a 20% ownership interest in Orbit, which occurred in January 2026 as described in Note 17, Orbit’s bylaws were amended; Alessandro Zamboni resigned as a director of Orbit; and new members of Orbit’s board of directors were appointed pursuant to the new bylaws. Following the appointment of the new directors to Orbit’s board of directors, Alessandro Zamboni was appointed as Chairman of Orbit and Nuburu Defense designated Orbit’s chief executive officer. Since Orbit is wholly owned by Alessandro Zamboni, our Executive Chairman and Co-Chief Executive Officer, indirectly through Vanguard, the Orbit Transaction constitutes a related party transaction under U.S. securities laws and, as a result, the Orbit Transaction and Orbit Agreement have been reviewed and approved by our independent directors and Audit Committee.

We accounted for our 10.7% interest in Orbit under the equity method of accounting, as we have the ability to exercise significant influence over Orbit based on rights and other terms contained in the Orbit Agreement. The initial cost of the investment in Orbit consisted of the fair value of the Orbit business, as determined by third-party valuation specialists using the income approach. Under the income approach, a discounted cash flow methodology was utilized, which estimates the present value of the Orbit equity at time of investment at an appropriate discount rate, and is a Level 3 nonrecurring fair value measurement within the fair value hierarchy due to the significant unobservable inputs.

As of December 31, 2025, the Company's investment in Orbit had a carrying value of $949,806. The carrying amount of the Company’s investment in Orbit exceeded its proportionate share of Orbit's net assets by approximately $1,112,750, primarily due to fair value step-ups associated with developed technology, which is amortized over 5 years, customer relationships, which is amortized over 7 years, and goodwill, which is not amortized. During the year ended December 31, 2025, there were no dividend distributions received. Additionally, there were no impairment losses or adjustments to the investment basis in connection with the Orbit investment during the year ended December 31, 2025.

Additionally, the Company recorded assets related to (i) a subscription for Orbit shares of $11,778,600, which was comprised of the initial fair value of Orbit Preferred Obligation of $8,028,600 and the Advance Payment of $3,750,000, and (ii) a deposit on acquisition of $733,272, which was comprised of cash paid during the fourth quarter of 2025 of $1,500,000 less the initial cost of the investment in Orbit and related transaction costs. As the Company's commitment to pay the Orbit Preferred Obligation was non-cancellable, binding and non-contingent as of the execution of the Orbit Agreement, the obligation represents a requirement to settle a fixed monetary amount using a variable number of shares or other assets, and is accounted for as a liability in accordance with ASC 480, which was initially recognized at fair value on a nonrecurring basis on the execution date of the agreement and is subsequently accreted to its redemption value as interest expense using the effective interest method through the expected settlement date of December 31, 2026. The fair value of the Orbit Preferred Obligation at inception was determined using a discounted cash flow methodology, which estimates the present value of the fixed settlement amount based on the expected settlement date and an appropriate discount rate, and is a Level 3 fair value measurement within the fair value hierarchy due to the significant unobservable inputs. During the year ended December 31, 2025, the Company recognized $103,299 of accretion on the Orbit Preferred Obligation, which is included in interest expense on the consolidated statement of operations for the year ended December 31, 2025.

NOTE 5. FAIR VALUE MEASUREMENTS

The Company’s financial instruments that are carried at fair value consist of Level 1 and Level 3 assets and liabilities:

•
Level 1. Level 1 assets include highly liquid bank deposits and money market funds, which were not material in any period presented herein.
•
Level 3. Level 3 assets and liabilities are included in the table below, and are classified as Level 3 due to the use of unobservable inputs in the valuation of the asset or liability. Gains or losses from the remeasurement of (i) debt recorded under the fair value option (each as defined and described in Note 9) are recorded as part of change in fair value of notes payable, (ii) the SEPA liability (as defined and described in Note 12) are recorded as part of change in fair value of SEPA liability, (iii) the 2025 Offering Common Stock Warrants (as defined and described in Notes 10 and 11) and Junior Note Warrants (as defined and described in Notes 9 and 10) are recorded as part of change in fair value of warrant liability, (iv) the Silverback Claims Settlement (as defined and described in Note 3) are recorded as part of change in fair value of claims settlement liability and (v) the August 2024 Convertible Note Derivative Liability (as defined and described in Note 9) are recorded as part of change in fair value of derivative liability in the consolidated statements of operations.

There were no transfers between Level 1, Level 2, and Level 3 in any period presented.

The following tables set forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of December 31, 2025 and 2024:

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Convertible Note Receivable	$—	$—	$2,585,100	$2,585,100
Total assets	$—	$—	$2,585,100	$2,585,100

Liabilities:
Current portion of notes payable:
Notes payable - fair value option	$—	$—	$25,960,206	$25,960,206
SEPA liability	—	—	3,201,500	3,201,500
Warrant liabilities:
2025 Offering Common Stock Warrants	—	—	353,160	353,160
Junior Note Warrants	—	—	44,241	44,241
Claims settlement liability	—	—	5,575	5,575
Total liabilities	$—	$—	$29,564,682	$29,564,682

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Liabilities:
Junior Note Warrants	$—	$—	$128,615	$128,615
Convertible note derivative liability (1)	—	—	37,900	37,900
Total liabilities	$—	$—	$166,515	$166,515

(1)
Represents the August 2024 Convertible Note Derivative Liability, as defined and described in Note 9. In March 2025, the remaining August 2024 Convertible Notes were purchased by Indigo Capital and subsequently extinguished. For additional information, see Note 9.

Level 3 Financial Assets

Convertible Note Receivable (Related Party)

The following table sets forth a summary of the changes in fair value of the Company's Convertible Note Receivable:

Year ended December 31,
2025
Fair value, beginning balance	$—
Initial fair value over proceeds paid	110,000
Principal additions	5,154,872
Change in fair value	(2,679,772)
Fair value, ending balance	$2,585,100

The aggregate fair value of the Convertible Note Receivable was estimated using a Monte Carlo simulation based approach, a Level 3 valuation. The significant inputs to the calculation of the fair value of the Convertible Note Receivable at issuance through December 31, 2025 were as follows:

Year ended December 31,
2025
Convertible Note Receivable
Stock price	$0.000038 - 0.000048
Expected term (in years)	0.75 - 1.25
Expected volatility	157.7% - 224.0%
Risk-free interest rate	3.6% - 4.2%
Expected dividend yield	0.0%

Level 3 Financial Liabilities

Notes Payable - Fair Value Option

The following tables set forth a summary of the changes in fair value of the Company's notes payable recorded under the fair value option:

	Year Ended December 31, 2025
	Beginning Balance	Issuance	Additions & (Payments)	Conversion	Change in Fair Value	Ending Balance
Indigo Capital Convertible Notes	$—	$9,482,632	$—	$(13,399,656)	$3,968,080	$51,056
AZ Promissory Note (related party)	—	2,645,200	—	(2,155,844)	(489,356)	—
TAG Promissory Note (related party)	—	1,639,914	—	(1,281,624)	(358,290)	—
Diagonal Convertible Notes	—	699,197	—	(359,589)	(45,949)	293,659
Agile Note	—	500,000	(774,917)	—	289,474	14,557
Brick Lane Convertible Notes	—	2,742,750	—	(2,567,609)	16,038	191,179
Bomore Convertible Notes	—	1,411,829	—	(1,511,236)	147,578	48,171
Boot Convertible Note	—	193,215	—	(173,626)	(19,589)	—
Torcross Convertible Note	—	133,883	—	(199,219)	89,420	24,084
YA Debenture	—	1,255,700	(1,250,000)	—	(5,700)	—
December 2025 YA Debenture	—	25,312,500	—	—	25,000	25,337,500
Total	$—	$46,016,820	$(2,024,917)	$(21,648,403)	$3,616,706	$25,960,206

The fair value of the Company's notes payable recorded under the fair value option was estimated using Level 3 fair value measurements. The range of significant inputs to the calculation of the fair value of the notes payable recorded under the fair value option at issuance through December 31, 2025 were as follows:

Year Ended December 31, 2025
Valuation Inputs:	Indigo Capital Convertible Notes(1)	Diagonal Convertible Note(1)	Agile Note(2)	Brick Lane Convertible Notes(1)(3)	Bomore Convertible Notes(3)
Stock price (4)	$0.75 - 1.75	$0.70 - 1.75	N/A	$0.75 - 1.75	$0.75 - 1.75
Expected term (in years)	0.42 - 1.00	0.33 - 0.79	0.01 - 0.58	0.42 - 1.00	0.46 - 1.00
Expected volatility	194.6% - 268.7%	145.6% - 245.4%	N/A	258.4%	N/A
Risk-free interest rate	3.7% - 4.2%	3.6% - 4.2%	N/A	4.1%	N/A
Risk-adjusted discount rate	12.1% - 12.9%	N/A	13.7% - 19.1%	N/A	N/A
Expected dividend yield	N/A	N/A	N/A	N/A	N/A

	Year Ended December 31, 2025
Valuation Inputs:	Boot Convertible Note(1)	Torcross Convertible Note(3)	TAG Promissory Note(1)	AZ Promissory Note (Related Party)(1)	YA Debenture (Related Party)(1)	December 2025 YA Debenture (Related Party)(1)
Stock price (4)	$0.70 - 1.75	$0.75 - 1.75	$0.75 - 1.60	$0.75 - 1.60	$1.75	$0.80 - 1.00
Expected term (in years)	0.41 - 0.79	0.48 - 1.00	0.33 - 0.55	0.58 - 0.81	1.00	0.96 - 1.00
Expected volatility	157.9% - 245.4%	N/A	120.5% - 196.2%	146.0% - 231.3%	206.0%	204.0% - 205.0%
Risk-free interest rate	3.9% - 4.2%	N/A	4.0% - 4.3%	3.8% - 4.2%	3.7%	3.5%
Risk-adjusted discount rate	N/A	N/A	N/A	N/A	N/A	13.4% - 13.8%
Expected dividend yield	N/A	N/A	N/A	N/A	N/A	N/A
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
(4)
Amounts for the periods presented have been adjusted to reflect the 1-for-4.99 February 2026 Reverse Stock Split. See Note 2 for additional information.

SEPA Liability

The following table sets forth a summary of the changes in fair value of the Company's SEPA liability:

Year ended December 31,
2025
Fair value, beginning balance	$—
Fair value at issuance	3,582,724
Common Stock issued (1)	(21,636,834)
Settlement of YA Debenture	1,261,880
Cash receipts under SEPA liability	20,676,006
Change in fair value	(682,276)
Fair value, ending balance	$3,201,500
(1)
Includes the fair value of the shares issued to the SEPA Investor in connection with the commitment fee payable under the SEPA in an amount equal to 1% of the Commitment Amount, or $1,000,000, to be paid 50% on execution of the SEPA and 50% to be paid 90 days after execution of the SEPA, as further detailed in Note 12.

The fair value of the Company's SEPA liability at issuance and through December 31, 2025 was estimated using (i) related to the put option, a Monte Carlo valuation model utilizing various inputs including the Company’s stock price, volatility, risk-free interest rate, expected term of the agreement and expected share draw amount and (ii) for the June 30, 2025 valuation, related to the shares issuable in connection with the SEPA commitment fee, the fair value of the underlying shares, each of which is a Level 3 valuation. The range of significant inputs to the calculation of the fair value of the SEPA liability at issuance through December 31, 2025 were as follows:

Year ended December 31,
2025
SEPA Liability
Stock price(1)	$0.75 - 1.85
Expected term (in years)	2.40 - 3.00
Expected volatility	198.0% - 205.0%
Risk-free interest rate	3.5% - 3.9%
Expected dividend yield	0.0%
(1)
Amounts for the periods presented have been adjusted to reflect the 1-for-4.99 February 2026 Reverse Stock Split. See Note 2 for additional information.

2025 Offering Common Stock Warrants

The following table sets forth a summary of the changes in fair value of the Company's 2025 Offering Common Stock Warrants:

Year ended December 31,
2025
Fair value, beginning balance	$—
Fair value allocation at issuance	20,747,899
Exercises	(34,373,943)
Change in fair value	13,979,204
Fair value, ending balance	$353,160

The aggregate fair value of the 2025 Offering Common Stock Warrants was estimated using a Monte Carlo simulation based approach, a Level 3 valuation. The range of significant inputs to the calculation of the fair value of the warrant liability related to the 2025 Offering Common Stock Warrants at issuance through December 31, 2025 were as follows:

Year ended December 31,
2025
2025 Offering Common Stock Warrants:
Stock price(1)	$0.6961 - 0.7944
Expected term (in years)	4.70 - 5.00
Expected volatility	144.0% - 145.0%
Risk-free interest rate	3.6% - 3.7%
Expected dividend yield	0.0%
(1)
Amounts for the periods presented have been adjusted to reflect the 1-for-4.99 February 2026 Reverse Stock Split. See Note 2 for additional information.

Junior Note Warrants

The following table sets forth a summary of the changes in fair value of the Company's Junior Note Warrants issued in November 2023:

	Year ended December 31,
	2025	2024
Fair value, beginning balance	$128,615	$2,238,519
Change in fair value	(84,374)	(2,109,904)
Fair value, ending balance	$44,241	$128,615

The aggregate fair value of the Junior Note Warrants was estimated using a Monte Carlo simulation based approach, a Level 3 valuation. The range of significant inputs to the calculation of the fair value of the Junior Note Warrant liability during the periods presented were as follows:

	Year Ended December 31,
	2025	2024
Junior Note Warrants:
Stock price(1)	$0.75 - 1.75	$0.15 - 3.34
Expected term (in years)	2.9 - 4.4	3.9 - 4.9
Expected volatility	62.4% - 193.0%	58.9% - 79.6%
Risk-free interest rate	3.7% - 3.9%	3.6% - 4.3%
Expected dividend yield	0.0%	0.0%
(1)
Amounts for the periods presented have been adjusted to reflect the 1-for-4.99 February 2026 Reverse Stock Split. See Note 2 for additional information.

Claims Settlement Liability

The following table sets forth a summary of the changes in fair value of the Company's Claims Settlement liability:

Year ended December 31,
2025
Fair value, beginning balance	$—
Fair value at issuance	9,627,408
Common Stock issued	(7,432,488)
Loss on settlement of claims liability, net	395,379
Change in fair value	(2,584,724)
Fair value, ending balance	$5,575

The fair value of the Company's Claims Settlement liability at issuance and as of December 31, 2025 was estimated using a Monte Carlo valuation model utilizing various inputs including the Company’s stock price, volatility, risk-free interest rate, expected term of the agreement and expected share amount. The range of significant inputs to the calculation of the fair value of the claims settlement liability at issuance and December 31, 2025 were as follows:

Year ended December 31,
2025
Claims Settlement Liability
Stock price(1)	$0.75 - 1.55
Expected term (in years)	0.50 - 0.70
Expected volatility	143.1% - 213.4%
Risk-free interest rate	3.8% - 4.2%
(1)
Amounts for the periods presented have been adjusted to reflect the 1-for-4.99 February 2026 Reverse Stock Split. See Note 2 for additional information.

August 2024 Convertible Note Derivative Liability

In March 2025, the remaining August 2024 Convertible Notes were purchased by Indigo Capital and subsequently extinguished. For additional information, see Note 9.

The following table sets forth a summary of the changes in fair value of the Company's August 2024 Convertible Note Derivative Liability:

	Year ended December 31,
	2025	2024
Fair value, beginning balance	$37,900	$—
Initial recognition at fair value	—	179,000
Change in fair value	—	(141,100)
Extinguishment of August 2024 Convertible Notes	(37,900)	—
Fair value, ending balance	$—	$37,900

NOTE 6. CONVERTIBLE NOTE RECEIVABLE (RELATED PARTY)

On March 14, 2025, the Company entered into a convertible note receivable with Supply@ME Capital Plc (“SYME”) to invest up to $5,150,000 in SYME (the "Convertible Note Receivable"). SYME is a fintech platform focused on Inventory Monetisation© solutions for manufacturing and trading companies. The Convertible Note Receivable bears interest at 14.33% per annum, accruing daily, and any outstanding interest due at each conversion date is to be repaid in ordinary shares of SYME at a fixed conversion ratio of £0.00003 per ordinary share (the "Conversion Price"). Upon conversion, the Company is expected to hold a controlling interest in SYME. Following approval by SYME stockholders, the Financial Conduct Authority, and The Panel on Takeovers and Mergers, the Company may convert amounts outstanding under the Convertible Note Receivable into ordinary shares of SYME at the Conversion Price, with the U.S. dollar-denominated balance first converted into pounds sterling at a fixed exchange rate of 0.7469 prior to application of the Conversion Price, with conversion shares accompanied by a warrant to acquire one additional ordinary share of SYME for every two ordinary shares of SYME issued on any conversion, with an exercise price of £0.000039, as well as the ability to exercise on a cashless basis. The Convertible Note Receivable is repayable in part or in full on demand after the earlier of an event of default or December 31, 2026, and, once the required approvals are obtained, any such repayment on demand may be required to be effected by conversion rather than cash. If the required approvals have not been obtained by June 30, 2026, SYME must within 20 days grant specified security in favor of the Company and continue pursuing the approvals. Our Executive Chairman and Co-Chief Executive Officer is the founder, current Chief Executive Officer and a director of SYME, and as a result, the proposed investment was negotiated and approved by our independent board members and our Audit Committee.

Certain conversion features of the Convertible Note Receivable would typically be considered derivatives that would require bifurcation. In lieu of bifurcating various features in the agreement, the Company elected the fair value option for the Convertible Note Receivable. During March 2025, the excess of the issuance date fair value of $260,000 of the Convertible Note Receivable over the proceeds paid of $150,000 was recorded to additional paid-in capital. As of December 31, 2025, the fair value of the Convertible Note Receivable was $2,585,100, and the principal amount of the Convertible Note Receivable was $5,150,000. Additionally, accrued interest as of December 31, 2025 under the Convertible Note Receivable was $233,498, which is included in prepaid expenses and other current assets on the consolidated balance sheet.

NOTE 7. COMMITMENTS AND CONTINGENCIES

Operating Lease

The Company leased approximately 27,900 square feet of office space in Centennial, Colorado under a noncancelable operating lease agreement. The original term of the lease was set to expire in December 2024, however, in November 2023, the Company elected to extend the lease through June 2025. As further described in Note 3, the Company was in default under its lease, and the Landlord pursued available remedies in advance of the lease term that expired in June 2025. As such, the Company (i) wrote down its inventory to a net realizable value of zero, (ii) wrote down the carrying value of its property and equipment, all of which was at the leased location, to a net book value of $0, and (iii) fully impaired the right-of-use asset associated with this lease, as the Company could no longer use the leased premises, each of which is recorded within loss on impairment of inventories, property and equipment and operating lease right-of-use asset on the consolidated statement of operations for the year ended December 31, 2025. See Note 3 for additional information.

During the year ended December 31, 2025, the Company reached a settlement agreement with the Landlord in the amount of $130,000, which was paid in October 2025, effectively settling the liability. As a result of the settlement, the Company recorded a gain of $146,132, which is reflected in other gain (loss), net on the consolidated statement of operations for the year ended December 31, 2025.

In connection with the default under the lease described above, the Company recorded an impairment of $150,077 to reduce the right-of-use asset to zero, which is recorded within loss on impairment of inventories, property and equipment and operating lease right-of-use asset on the consolidated statement of operations for the year ended December 31, 2025.

Operating lease cost was $71,557 and $411,751 for the year ended December 31, 2025 and 2024, respectively, and is included within general and administrative expenses within the consolidated statement of operations.

Liqueous Settlement Agreement

In January 2025 and April 2025, in connection with a settlement and mutual release agreement entered into between the Company and Liqueous LP (“Liqueous”) (the "Liqueous Settlement Agreement"), as amended, the parties provided an immediate mutual release of claims and obligations through payments from Liqueous to the Company in an aggregate $1,450,000, of which $1,000,000 was paid during the first quarter of 2025. Such payment was made in connection with the issuance of the remaining 1,840,999 shares issued to extinguish an aggregate $411,865 of principal and accrued interest under the Junior Notes and, accordingly, reduced the loss on extinguishment of notes payable recorded in the year ended December 31, 2025. In April 2025, the Company received $300,000 of the remaining $450,000 agreed upon under the Liqueous Settlement Agreement, which was recorded within other income (loss), net as a gain on settlement during the year ended December 31, 2025. Additionally, in September 2025, the Company received $40,000 under the Liqueous Settlement Agreement. As of December 31, 2025, the Company determined the $110,000 receivable to be uncollectible and wrote off the receivable, resulting in a loss of the same amount, which is reflected in other gain (loss), net on the consolidated statement of operations for the year ended December 31, 2025.

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

During the year ended December 31, 2025, the Company was subject to five separate actions seeking default judgments for the alleged failure to pay amounts when due. CFGI, LLC obtained a default judgment in March 2025 in the amount of $86,826 through the Superior Court of the Commonwealth of Massachusetts. The default judgment obtained by CFGI, LLC was paid in full in September 2025 by Silverback in accordance with the Silverback Claims Settlement, which was approved by the state court under Section 3(a)(10) of the Securities Act. FICTIV, Inc. obtained a default judgment through the Superior Court of California on January 30, 2025 in the amount $197,899, which was subsequently paid by the Company on September 23, 2025. The Landlord obtained a default judgment in the Arapahoe County Colorado District Court in April 2025 in the amount of $409,278, which accrued interest at a rate of 10% per annum beginning in March 2025 until paid in full. The Company settled the default judgment with a payment of $130,000 to the Landlord on October 14, 2025. See additional details regarding the Landlord default judgment in Note 1. In August 2025, ficonTEC, Inc. obtained a default judgment through the Arapahoe County Colorado District Court in the amount of $394,274 with post judgment interest accruing at 8% per annum. The Company settled the default judgment with ficonTEC, Inc. on October 13, 2025. In August 2025, Corporation for International Business obtained a default judgment through the Circuit Court of Cook County, Illinois, in the amount of $30,379.

On September 19, 2025, J.H. Darbie & Co., Inc. (“Darbie”) filed a claim in the U.S. District Court of the Southern District of Florida, West Palm Beach Division, alleging breach of contract under a Finder’s Fee Agreement entered into between the Company and Darbie in May 2024 and under a Financial Advisory Agreement, dated June 10, 2024, between the parties. Darbie was seeking, among other things, damages in the amount of the fee payments allegedly owed to Darbie, specific performance requiring the Company to issue warrants to Darbie, attorney’s fees and costs. Darbie voluntarily dismissed the lawsuit due to lack of jurisdiction in Florida on January 7, 2026. On March 10, 2026, Darbie initiated an arbitration in FINRA’s dispute resolution forum.

Purchase Commitments

As of December 31, 2025 and 2024, the Company had nil and $466,798, respectively, in outstanding firm purchase commitments to acquire inventory and research and development parts from suppliers for the Company's ongoing operations. The Company's purchase commitments do not reflect any liabilities that are included in its December 31, 2025 consolidated balance sheet.

Related Party Transactions

Ron Nicol, who was the Executive Chairman of the Company’s board of directors through January 2025, paid director and officer insurance premiums of approximately $1,500,000 on behalf of the Company because the Company did not have available cash to pay such amounts when due. The Company is obligated to repay such amount to Mr. Nicol, without interest or other charges. In December 2025, the Company reached a settlement agreement with Mr. Nicol, in which the Company paid Mr. Nicol $1,162,704, with the resulting gain of $290,676 recorded in loss on extinguishment of accounts payable on the consolidated statement of operations for the year ended December 31, 2025.

In January 2025, the Company issued the TAG Promissory Note to The AvantGarde Group ("TAG"), which is founded and owned by the Company's Executive Chairman and Co-Chief Executive Officer, Mr. Zamboni, as a replacement of a previously recorded shareholder advance. Mr. Zamboni transferred the TAG Promissory Note to Vanguard and subsequently converted the TAG Promissory Note into shares of Common Stock during the year ended December 31, 2025. For additional information, see Note 9.

In April 2025, in connection with the TCEI Acquisition, as defined below, the Company issued the AZ Promissory Note to Mr. Zamboni, which Mr. Zamboni subsequently transferred to Vanguard and converted into shares of Common Stock during the year ended December 31, 2025. For additional information, see Note 9.

Fraudulent Wire Transfer

In October 2025, the Company was the victim of email fraud due to its receiving an invoice from a criminal actor posing as its financial advisor and the Company’s paying the invoice amount to the criminal actor’s bank account based on the falsified wiring instructions. As a result, the Company incurred a loss of $1,005,352, which was recorded within loss on fraudulently induced wire transfer on the consolidated statement of operations for the year ended December 31, 2025. The Company pursued recovery of this amount with the banks involved in the wire transfer and its insurance carrier, but at this time it does not expect that it will be able to recover such funds.

Acquisition and Joint Venture Plans

Initial Commitment Letter related to Tekne and Orbit (Related-Party)

On February 19, 2025, the Company entered into a commitment letter (the “Trumar Agreement”) with Trumar Capital LLC ("Trumar") to acquire, through the purchase of the shares of TCEI S.a.r.l., a wholly owned subsidiary of Trumar (“TCEI”) (the “TCEI Acquisition”): (i) a license of certain technology that would allow it to expand its existing business within the defense sector; (ii) a controlling interest in Tekne; and (iii) a controlling interest in Orbit, which is wholly-owned by the Company's Executive Chairman and Co-Chief Executive Officer.

The TCEI Acquisition was expected to occur in two stages. In the first stage, which was completed in March 2025, the Company purchased a 20% ownership interest in TCEI for an aggregate price of $1,500,000 in cash plus $23,500,000 in a note payable. The note payable was not recorded because it was cancellable if the second stage of the TCEI Acquisition was not completed by July 31, 2025. Because certain conditions were not satisfied by July 31, 2025, the note payable was cancelled during the third quarter of 2025. Of the $1,500,000 cash portion of the purchase price, $600,000 was paid in cash and $900,000 was retained by the Company, with a corresponding related-party promissory note, the AZ Promissory Note described above and in Note 9, to the Company's Executive Chairman and Co-Chief Executive Officer. In July 2025, the AZ Promissory Note was amended to provide for a conversion feature and was subsequently fully converted into shares of Common Stock in December 2025, as further described in Note 9. The $900,000 retained by the Company was used as a portion of the non-cash consideration related to the Advance Payment of the Orbit Transaction, each as defined and described in Note 4.

For the second stage of the TCEI Acquisition, the Company had planned to purchase the remaining 80% ownership interest in TCEI, resulting in its having a controlling interest in Tekne and Orbit. Since certain conditions were not satisfied, the Trumar Agreement expired on its own terms as of July 31, 2025 and the Company no longer holds any ownership interest in TCEI.

The Company also agreed to issue 1,219,832 shares of Common Stock to S.F.E. Equity Investments SARL (“SFE EI”) as consideration for SFE EI's escrowing approximately $4,200,000 in assets for purposes of guaranteeing its performance obligations in connection with the TCEI Acquisition, subject to any required shareholder approval.

Tekne letter signed in August 2025 (“August Letter”)

In response to feedback from the Italian government in connection with its “Golden Power” review of the Company’s proposed acquisition (directly or indirectly) of a controlling interest in Tekne, on August 27, 2025, the Company executed a commitment letter (the “August Letter”) with shareholders of Tekne, pursuant to which the Company modified the terms of the Company's previously announced phased acquisition of a 70% interest in Tekne. The Company expected to acquire (i) an initial 3% equity interest in Tekne and (ii) the remaining 67% interest in Tekne by the end of 2025. Based on a third-party valuation, the August Letter also established an enterprise value of Tekne at $60,000,000, with the 70% interest to be acquired by the Company derivatively valued at approximately $42,000,000. To address matters raised in the Golden Power review, the Company agreed to assist with financing up to €40,500,000 for Tekne’s working capital needs over the next 12 months through August 2026. The rights and obligations of Tekne and the Company under the August Letter were subsequently replaced in their entirety by the Tekne Letter entered into in November 2025 and described below.

In September 2025, in connection with its investment in Tekne, the Company deposited approximately $875,000 as cash collateral with a financial institution to secure the issuance of two irrevocable standby letters of credit. These standby letters of credit facilitate a third-party bank's issuance of local demand performance bonds guaranteeing Tekne's performance under two existing supply contracts with a foreign government ministry. The maximum potential future payments under the guarantee total €663,076 (approximately $773,000), representing the aggregate face value of the two performance bonds. The local performance bonds expire on June 30, 2026, with the underlying standby letters of credit expiring on August 31, 2026.

In December 2025, the documentary letters of credit underlying the two supply contracts were amended to extend expiry to December 30, 2026, with latest shipment dates of September–October 2026. As the supply contracts remain active beyond the current performance bond expiry, the Company expects the performance bonds and standby letters of credit to be correspondingly extended. The performance bonds contain an "extend or pay" provision under which the issuing bank is obligated to pay the full guarantee amount to the beneficiary if the supplier fails to extend the guarantee prior to expiry. If the standby letters of credit are extended, the Company's cash collateral will remain restricted beyond August 2026 for the duration of the extended guarantee period.

Tekne letter of intent signed in November 2025 (“Tekne Letter”)

In November 2025, the Company, Tekne and shareholders of Tekne executed a letter of intent (the “November Letter”) that replaced the rights and obligations of the parties under the August Letter. Under the November Letter, the parties planned to establish a “Contratto di Rete” (the “Network Contract”), which is a specific form of joint-venture contractual agreement under Italian law. Under the November Letter, the Company also agreed to provide financial support to Tekne by utilizing the Supply@ME (SYME) platform to facilitate an inventory monetization program, and providing a convertible debt facility (the “Tekne Convertible Receivable”) upon the signing of the Network Contract. Such facility was conditioned on the Company being permitted to acquire an initial 2.9% interest in Tekne. In connection with the above, the Company paid $1,179,686 during the fourth quarter of 2025 to Tekne as an advance of the Tekne Convertible Receivable, which is recorded within advance on Tekne Convertible Receivable on the consolidated balance sheet as of December 31, 2025.

In December 2025, in connection with the expiration of the Trumar Agreement, the Company agreed to reimburse TCEI $735,000 of certain expenses and costs incurred, of which $585,000 was paid in cash and $150,000 was settled through the reduction of a receivable, which is recorded within general and administrative on the consolidated statement of operations for the year ended December 31, 2025.

For additional information on the Company’s transactions with Tekne during 2026, see Note 17.

SYME Strategic Investment (Related Party)

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

During the year ended December 31, 2025, in connection with the inventory monetization program discussed above, the Company advanced $5,668,545 to a special purpose vehicle (“SPV”) affiliated with SYME (the “SYME Inventory Advance”), pursuant to advance payment letters in connection with a proposed subscription of a financial instrument to be issued by the SPV with the aim of monetizing the inventory of Tekne. On March 12, 2026, the Company entered into a bond subscription agreement (the “SYME 3” Agreement”) with Supply@ME Stock Company 3 S.r.l. ("SYME 3"), an affiliate of SYME. For additional information, see Note 17. As of December 31, 2025, the advance is recorded within SYME inventory advance on the Company’s consolidated balance sheet.

Maddox Joint Venture

On October 22, 2025, the Company entered into a non-binding Strategic Framework Agreement (the “SFA”), among the Company, Nuburu Defense and Maddox Defense Incorporated (“Maddox”), pursuant to which the Company and Maddox plan to establish a joint venture company (the “Maddox JV”) focused on dual-use UAV solutions and deployable additive-manufacturing capabilities, supporting forward-deployed production, sustainment, and defense manufacturing-as-a-service models for military and allied customers. The parties intend for Nuburu Defense to contribute up to $10,000,000 in funding while Maddox contributes eligible assets, intellectual property, expertise and personnel. The value of Maddox’s eligible assets would be evaluated by a formal appraisal process in accordance with Italian law. The equity ownership of the Maddox JV would be determined proportionally based on the ratio of the Company's capital commitment compared to the value of Maddox’s eligible assets evaluation; provided, that, Nuburu Defense would have the controlling interest in the Maddox JV. The SFA includes a six-month exclusivity period and has a term of six months, unless earlier terminated by either party upon 30 days written notice. For information on the definitive agreement entered into among the Company, Nuburu Defense and Maddox in February 2026, see Note 17.

NOTE 8. REVENUE

The Company’s primary revenue-generating activity involves sales of high-powered lasers and related installation services. The Company has sales to customers throughout the U.S., Europe, and Asia. All sales are settled in U.S. dollars.

The following table presents revenue from contracts with customers disaggregated by geography:

	Year ended December 31,
	2025	2024
United States	$—	$24,300
Asia	—	9,112
Europe	—	118,715
Total	$—	$152,127

The following table presents revenue from contracts with customers disaggregated by the timing of revenue recognition:

	Year ended December 31,
	2025	2024
Revenue recognized at a point in time	$—	$152,127
Revenue recognized over time	—	—
Total	$—	$152,127

Contract liabilities consist of customer deposits that are applied to invoices as the performance obligation is performed. Accounts receivable and contract liabilities as of December 31, 2025 and 2024 were as follows on the dates presented:

	Accounts Receivable	Contract Liabilities
January 1, 2024	$482,279	$30,400
December 31, 2024	—	24,000
December 31, 2025	—	—

During the years ended December 31, 2025 and 2024, the Company recognized nil and $30,400 of revenue that was included in the contract liabilities balance at the beginning of the reporting period, respectively. During 2025, the Company reached a settlement with a customer to settle the contract liability of $24,000 through a payment of $12,000. The resulting $12,000 gain was recorded in loss on extinguishment of accounts payable on the consolidated statement of operations for the year ended December 31, 2025.

NOTE 9. NOTES AND CONVERTIBLE NOTES PAYABLE

As of December 31, 2025 and 2024, the Company's outstanding debt consisted of the following:

	As of December 31,
	2025	2024
Current portion of notes payable:
December 2025 YA Debenture	$25,255,308	$—
Indigo Capital Convertible Notes	51,059	—
AZ Promissory Note (related party)	—	—
TAG Promissory Note (related party)	—	—
Diagonal Convertible Notes	285,662	—
Agile Note	8,140	—
Brick Lane Convertible Notes	191,179	—
Bomore Convertible Notes	48,169	—
Boot Convertible Note	—	—
Torcross Convertible Note	24,084	—
Liqueous Obligation	10,545	1,053,824
Senior Convertible Notes Issued June 2023	—	4,683,069
Junior Notes Issued November 2023	—	2,369,122
August 2024 Convertible Notes	—	537,375
Additional August 2024 Convertible Notes	—	687,315
Unamortized debt discount and deferred financing costs	—	(88,522)
Current portion of notes payable	$25,874,146	$9,242,183

Junior Notes Issued November 2023

On November 13, 2023, the Company entered into Note and Warrant Purchase Agreements (the "Junior Note Purchase Agreements") with the lenders identified therein (the "Lenders") providing for (i) zero-interest promissory notes, issued with a 10% original issue discount, in the aggregate principal amount of $5,500,000 (the "Junior Notes"), and (ii) warrants ("Junior Note Warrants," refer to Note 10), exercisable for an amount of the Company's Common Stock equal to 100% of the principal amount of the Junior Notes (limited to an aggregate of 19.9% of the Company's outstanding Common Stock until such time as the transaction is approved by the Company's stockholders), which are exercisable for $24.95 per share of the Company's Common Stock (subject to adjustments noted in the Junior Note Purchase Agreements).

The Junior Notes were junior and secured by the Company's patent portfolio pursuant to a security agreement among the parties (the "Security Agreement"). The terms of the Junior Notes provided that they would mature on the earlier of: (i) the Company closing a credit facility in principal amount of at least $20,000,000, (ii) a Sale Event (as defined in the Junior Note Purchase Agreements), or (iii) twelve months after issuance. The Junior Notes contained customary events of default. Because the Junior Notes had not been repaid within six or nine months after issuance, the Junior Notes began to bear interest at the Secured Overnight Financing Rate (“SOFR") rate plus 9% and at the SOFR rate plus 12%, respectively, and additional 25% warrant coverage was required at each such date, with a per share exercise price equal to 120% of the trading price of the Company's Common Stock at the time of issuance and a redemption right in favor of the Company when the trading price of the Common Stock was greater than 200% of the applicable exercise price for 20 out of any 30 consecutive trading days. Shares of Common Stock issuable upon exercise of the Junior Note Warrants are limited to an aggregate of 19.9% of the Company's outstanding Common Stock until such time as the transaction is approved by the Company's stockholders. The obligations under the Junior Notes were extinguished in connection with the Foreclosure (defined below).

Refer to Note 11 for the Company's accounting for the Junior Note Warrants. As a result of that accounting, the Junior Notes contain the original issue discount of $500,000 as well as the discount associated with the Junior Note Warrant liability of $2,668,169. The discount will be amortized over the term of the Junior Notes in accordance with FASB ASC 835 - Interest.

Extinguishments

During the year ended December 31, 2025, the Company issued 1,840,999 shares to noteholders to extinguish an aggregate $411,865 of principal and accrued interest under the Junior Notes. The reacquisition value of the debt was higher than the related carrying value, and thus resulted in an aggregate net loss on extinguishment of notes payable of $1,174,519 recorded in the consolidated statement of operations.

During the year ended December 31, 2024, the Company issued 3,358,847 shares to noteholders to extinguish $3,540,019 of principal as well as interest accrued on the Junior Notes. The reacquisition value of the debt was higher than the related carrying value, and thus resulted in a loss on debt extinguishment of $15,272,677 recorded in the consolidated statement of operations for the year ended December 31, 2024.

See Foreclosure collateral sale further below in this Note 9 for discussion of the extinguishment of the remaining Junior Notes on March 5, 2025.

Related Parties

The table below summarizes the outstanding principal amount of the Junior Notes to related parties:

	As of December 31,
Noteholder	2025	2024
David Seldin(1)	$—	$762,211
Eunomia, LP(2)	—	1,100,000
Total Junior Notes - related parties	$—	$1,862,211
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

Junior Notes Issued August 2024 (the "August 2024 Convertible Notes")

On August 6, 2024 and August 19, 2024, the Company entered into a subordinated convertible note agreement (the "August 2024 Convertible Note Agreement") with Esousa Group Holdings LLC ("Esousa") for the sale of convertible notes (the "August 2024 Convertible Notes”) in the aggregate principal amount of $673,000, issued at a discount of $25,000. The August 2024 Convertible Notes bore interest at 15% per annum, with principal and accrued interest due at maturity on February 6, 2025, unless earlier paid or converted into Common Stock. The notes were prepayable at any time prior to the maturity date without penalty. Upon the occurrence and continuance of an event of default or spin-off of a subsidiary, a default interest rate of an additional 5% per annum could be applied to any outstanding borrowings (in the case of an event of default only) and the investor could declare all outstanding principal plus accrued interest immediately due. Additionally, at any point after issuance, the investor had the option to convert the August 2024 Convertible Notes into Common Stock at the lower of (i) a fixed price of $10.13 or (ii) 80% of the lowest daily volume weighted-average price in the 10 trading days prior to such conversion date, subject to certain adjustments. Issuances of Common Stock on conversion were (i) subject to approval by NYSE American of a supplemental listing application, (ii) limited to an amount equal to 19.9% of the outstanding Common Stock as of the date of execution, until such time as the transaction was approved by stockholders and (iii) required to be registered with the SEC for resale.

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

The Company incurred $114,800 in deferred financing costs for legal fees related to the issuance of the August 2024 Convertible Notes. Additionally, in connection with the issuance of the August 2024 Convertible Notes, the Company issued warrants to a financial services firm as compensation for their services performed, the fair value of which was determined to be $40,657 and was recorded as a deferred financing cost. For additional information regarding these warrants, see Note 11.

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

Extinguishments

During the year ended December 31, 2025, the Company issued 376,477 shares to Esousa to extinguish an aggregate $389,375 of principal and accrued interest under the August 2024 Convertible Notes. The reacquisition value of the debt was higher than the related carrying value, and thus resulted in an aggregate net loss on extinguishment of notes payable of $2,123,403 recorded in the consolidated statement of operations.

In March 2025, the remaining August 2024 Convertible Notes were purchased by Indigo Capital and subsequently extinguished, as further described below. The transaction resulted in a loss on extinguishment of notes payable of $12,303 associated with the extinguishment of these notes.

Senior Convertible Notes Issued June 2023

On June 12, 2023 and June 16, 2023, the Company entered into Note and Warrant Purchase Agreements (the “Senior Convertible Note Purchase Agreements”) with certain investors (each, an “Investor”) for the sale of (i) convertible promissory notes (“Senior Notes" or "Senior Convertible Notes”) in the aggregate principal amount of $9,225,000, and (ii) warrants (“Senior Note Warrants," refer to Note 10) to purchase up to 57,710 shares of the Company’s Common Stock from the June 12, 2023 Senior Convertible Note Purchase Agreement and up to 9,467 shares of Common Stock from the June 16, 2023 Senior Convertible Note Purchase Agreement.

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

Extinguishments

During the year ended December 31, 2024, the Company issued 495,846 shares to noteholders to extinguish $2,105,451 of principal as well as interest accrued on the Senior Convertible Notes. The reacquisition value of the debt was higher than the related carrying value, and thus resulted in a loss on debt extinguishment of $5,144,308 recorded in the consolidated statement of operations for the year ended December 31, 2024.

See Foreclosure collateral sale further below in this Note 9 for discussion of the extinguishment of the remaining Senior Convertible Notes on March 5, 2025.

Related Parties

The table below summarizes the outstanding principal amount of the Senior Convertible Notes to related parties:

	As of December 31,
Investor	2025	2024
Wilson-Garling 2023 Family Trust(1)	$—	$5,138,055
Eunomia, LP(2)	—	1,027,611
Curtis N Maas Revocable Trust(3)	—	102,761
Total Senior Convertible Notes - related parties	$—	$6,268,427
(1)
Thomas J. Wilson, an affiliate of Wilson-Garling 2023 Family Trust, was a member of the Legacy Nuburu board of directors.
(2)
Ron Nicol, manager of Eunomia, LP, was the Executive Chairman of the Company’s board of directors through January 2025.
(3)
Curtis Maas, an affiliate of the Curtis N Maas Revocable Trust, was a member of the Legacy Nuburu board of directors.

Foreclosure Collateral Sale

On March 5, 2025, as part of the foreclosure process initiated by the Lead Investor (the “Foreclosure”), the lenders holding the outstanding Senior Convertible Notes held an auction for the sale of collateral securing the Company’s repayment obligations, which resulted in such lenders taking possession of such collateral in exchange for a full discharge and extinguishment of the Company’s $8,961,872 of indebtedness with respect to the Junior Notes and Senior Convertible Notes, as well as a loss on extinguishment of the Senior Convertible Notes of $1,682,641, of which $27,139 of this loss relates to related parties. The extinguishment of the Junior Notes did not result in a gain or loss on extinguishment as the proceeds deemed to be received by the holders of the Junior Notes in connection with the Foreclosure approximated the carrying value of the Junior Notes and all issuance costs were fully amortized. The loss on extinguishment of the Senior Convertible Notes is included within loss on extinguishment of notes payable within the consolidated statement of operations for the year ended December 31, 2025.

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

In February 2025, in connection with the Liqueous Settlement Agreement, as amended, the Company agreed to issue 1,283,813 pre-funded warrants exercisable into Common Stock, which included a nominal exercise price, to extinguish the Liqueous Obligation. In April 2025, through an additional amendment to the Liqueous Settlement Agreement, the Company agreed to settle the Liqueous Obligation through the issuance of 1,821,836 shares of Common Stock.

During the third quarter of 2025, the Liqueous Obligation was assigned to Redstone Group I LLC (“Redstone”) and $1,097,113 of outstanding principal and accrued interest was settled through the issuance of 1,803,608 shares of the Company's Common Stock to Redstone, resulting in a loss on extinguishment of notes payable of $424,887 included in the consolidated statement of operations for the year ended December 31, 2025 and an increase to additional paid-in capital of $1,519,152.

TAG Promissory Note (Related Party)

In January 2025, the Company issued a promissory note in a principal amount of $545,000 (the "TAG Promissory Note") to The AvantGarde Group ("TAG"), which is founded and owned by the Company's Executive Chairman and Co-Chief Executive Officer, as a replacement of a previously recorded shareholder advance. The TAG Promissory Note is subordinated to the Company's other outstanding debt instruments at the time of issuance, accrues interest beginning October 28, 2025 at SOFR plus a margin of 10% per annum and matures in January 2026, which may be extended by six months at the election of the Company if the Company does not have at least $2,500,000 in available cash at the maturity date. The note is prepayable at any time prior to the maturity date without penalty. Upon an event of default, all outstanding principal and accrued interest is immediately due and payable.

In July 2025, following stockholder approval, the TAG Promissory Note was amended to permit TAG to convert any outstanding principal and unpaid accrued interest due under the TAG Promissory Note into shares of Common Stock at a conversion price equal to a 33.33% discount to the lowest daily volume weighted average price as reported by Bloomberg L.P. (“VWAP") during the 5 days prior to the conversion date. Certain conversion features of the TAG Promissory Note would typically be considered derivatives that would require bifurcation. The TAG Promissory Note is recorded at fair value, and the changes in the fair value are recorded within the consolidated statement of operations. As the addition of the conversion feature resulted in debt that was considered substantially different, the amendment resulted in a loss on debt extinguishment of $1,094,914 included in the consolidated statement of operations for the year ended December 31, 2025.

In December 2025, TAG transferred its interest in the TAG Promissory Note to Vanguard, a newly-formed Italian limited liability company wholly owned by Alessandro Zamboni.

Extinguishment

In December 2025, the principal and accrued interest outstanding under the TAG Promissory Note was converted, resulting in the issuance of 1,615,337 shares of Common Stock to Vanguard and a reduction in the fair value of the TAG Promissory Note, with a corresponding increase to additional paid-in capital, of $1,281,624 for the year ended December 31, 2025.

AZ Promissory Note (Related Party)

In April 2025, in connection with the TCEI Acquisition described in Note 6, the Company issued a promissory note in a principal amount of $900,000 to the Company's Executive Chairman and Co-Chief Executive Officer (the "AZ Promissory Note"). The AZ Promissory Note is subordinated to the Company's current and future outstanding secured debt instruments issued by an institutional lender and the Series A Preferred Stock, accrues interest beginning July 30, 2025 at 10% per annum, payable monthly after that date, and matures in April 2026. The note is prepayable at any time prior to the maturity date without penalty. The agreement requires immediate repayment of all outstanding principal and accrued interest if the Company is sold or raises more than $100,000,000 through a single issuance or series of related issuances of securities (excluding employee, consultant, or strategic non-fundraising issuances). Upon an event of default, all outstanding principal and accrued interest is immediately due and payable.

In July 2025, following stockholder approval, the AZ Promissory Note was amended to permit the Company's Executive Chairman and Co-Chief Executive Officer to convert any outstanding principal and unpaid accrued interest due under the AZ Promissory Note into shares of Common Stock at a conversion price equal to a 33.33% discount to the lowest daily VWAP during the 5 days prior to the conversion date. Certain conversion features of the AZ Promissory Note would typically be considered derivatives that would require bifurcation. As such, the Company elected to account for the AZ Promissory Note at fair value, and the changes in the fair value are recorded within the consolidated statement of operations. As the addition of the conversion feature resulted in debt that was considered substantially different, the amendment resulted in a loss on debt extinguishment of $1,745,201 included in the consolidated statement of operations for the year ended December 31, 2025.

In October 2025, TAG transferred its interest in the AZ Promissory Note to Vanguard.

Extinguishment

In December 2025, the principal and accrued interest outstanding under the AZ Promissory Note was converted, resulting in the issuance of 2,717,188 shares of Common Stock to Vanguard and a reduction in the fair value of the AZ Promissory Note, with a corresponding increase to additional paid-in capital, of $2,155,844 for the year ended December 31, 2025.

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

The convertible notes issued in connection with the above transactions are collectively referred to herein as the "March Indigo Capital Convertible Notes". The terms of the March Indigo Capital Convertible Notes allow the Company to convert at any time after issuance without penalty at the conversion prices discussed above. From and after the occurrence of an event of default, the interest rate under the March Indigo Capital Convertible Notes increases to 15.0%.

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

Certain conversion features of the March Indigo Capital Convertible Notes would typically be considered derivatives that would require bifurcation. The March Indigo Capital Convertible Notes are recorded at fair value, and the changes in the fair value are recorded within the consolidated statement of operations. The excess of the initial fair value of $2,207,800 of the March Indigo Capital Convertible Notes over the proceeds received was recorded as a loss on issuance of notes payable on the consolidated statement of operations of $707,800 during the year ended December 31, 2025. The excess of the initial fair value of $3,003,300 of the March Indigo Capital Exchange Convertible Note over the carrying amount of the August 2024 Convertible Notes was recorded as a loss on debt extinguishment on the consolidated statement of operations of $2,123,403 during the year ended December 31, 2025. Transaction costs of $20,000 were expensed as incurred and included in the consolidated statements of operations as a component of general and administrative expenses during the year ended December 31, 2025.

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

The convertible notes issued in connection with the above transactions are collectively referred to herein as the "April Indigo Capital Convertible Notes", collectively with the March Indigo Capital Convertible Notes, the "Indigo Capital Convertible Notes". The terms of the April Indigo Capital Convertible Notes allow the Company to convert at any time after issuance without penalty at the conversion prices discussed above. From and after the occurrence of an event of default, the interest rate under the April Indigo Capital Convertible Notes increases to 15.0%.

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

Certain conversion features of the April Indigo Capital Convertible Notes would typically be considered derivatives that would require bifurcation. As such, the Company elected to account for the April Indigo Capital Convertible Notes at fair value, and the changes in the fair value are recorded within the consolidated statement of operations. The excess of the initial fair value of $1,531,351 of the April Indigo Capital Convertible Note over the proceeds received was recorded as a loss on issuance of notes payable on the consolidated statement of operations of $181,351 during the year ended December 31, 2025.

The Company incurred debt issuance costs of $40,000 related to the issuance of the April Indigo Capital Convertible Notes, which is included within other gain (loss), net on the consolidated statements of operations for the year ended December 31, 2025.

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

Certain conversion features of the July Indigo Capital Convertible Note would typically be considered derivatives that would require bifurcation. As such, the Company elected to account for the July Indigo Capital Convertible Note at fair value, and the changes in the fair value are recorded within the consolidated statement of operations. The excess of the initial fair value of $193,858 of the July Indigo Capital Convertible Note over the proceeds received was recorded as a loss on issuance of notes payable on the consolidated statement of operations of $43,858 during the year ended December 31, 2025.

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

Certain conversion features of the August Indigo Capital Convertible Note would typically be considered derivatives that would require bifurcation. As such, the Company elected to account for the August Indigo Capital Convertible Note at fair value, and the changes in the fair value are recorded within the consolidated statement of operations. The excess of the initial fair value of $274,300 of the August Indigo Capital Convertible Note over the proceeds received was recorded as a loss on issuance of notes payable on the consolidated statement of operations of $49,300 during the year ended December 31, 2025.

The August Indigo Capital Convertible Note, July Indigo Capital Convertible Note, April Indigo Capital Convertible Notes and March Indigo Capital Convertible Notes are referred to collectively herein as the "Indigo Capital Convertible Notes".

For additional information regarding the fair value of the Indigo Capital Convertible Notes, see Note 5.

Principal

At December 31, 2025, the outstanding principal amount under the Indigo Capital Convertible Notes was $42,797.

Extinguishments

During the year ended December 31, 2025, Indigo Capital converted $6,334,982 of principal and accrued interest under the Indigo Capital Convertible Notes, resulting in the issuance of 11,102,635 shares of Common Stock to Indigo Capital and a reduction in the fair value of the Indigo Capital Convertible Notes, with a corresponding increase to additional paid-in capital of $13,399,656.

In connection with the issuance of the April Indigo Capital Exchange Convertible Note in exchange for the extinguishment of an existing unsecured promissory note of the Company with a carrying value of $2,108,523, the Company recorded a loss on debt extinguishment of $163,500 during the year ended December 31, 2025.

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

Certain features of the Agile Note would typically be considered derivatives that would require bifurcation. As such, the Company elected to account for the Agile Note at fair value, and the changes in the fair value are recorded within the consolidated statements of operations.

The Company received net proceeds of $443,620 from the issuance of the Agile Note, which includes (i) a debt discount of $25,000 and (ii) debt issuance costs of $56,380, which are included in other gain (loss), net on the consolidated statements of operations during the year ended December 31, 2025.

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

For additional information regarding the fair value of the Agile Note, see Note 5.

Principal

At December 31, 2025, the outstanding principal amount outstanding under the Agile Note was $14,584.

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

Certain conversion features of the Diagonal Convertible Note would typically be considered derivatives that would require bifurcation. As such, the Company elected to account for the Diagonal Convertible Note at fair value, and the changes in the fair value are recorded within the consolidated statement of operations. The excess of the initial fair value of $399,955 of the Diagonal Convertible Note over the proceeds received was recorded as a loss on issuance of notes payable on the consolidated statement of operations of $192,955 during the year ended December 31, 2025.

The Company received net proceeds of $178,000 from the issuance of the Diagonal Convertible Note, which includes (i) a debt discount of $20,700 and (ii) debt issuance costs of $29,000, which are included in other gain (loss), net on the consolidated statements of operations during the year ended December 31, 2025.

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

Certain conversion features of the July Diagonal Convertible Note would typically be considered derivatives that would require bifurcation. As such, the Company elected to account for the July Diagonal Convertible Note at fair value, and the changes in the fair value are recorded within the consolidated statement of operations. The excess of the initial fair value of $299,242 of the July Diagonal Convertible Note over the proceeds received was recorded as a loss on issuance of notes payable on the consolidated statement of operations of $142,242 during the year ended December 31, 2025.

The Company received net proceeds of $141,000 from the issuance of the July Diagonal Convertible Note, which includes (i) a debt discount of $15,700 and (ii) debt issuance costs of $16,000, which are included in other gain (loss), net on the consolidated statements of operations during the year ended December 31, 2025.

The Diagonal Convertible Note and July Diagonal Convertible Note issued in connection with the above transactions are collectively referred to herein as the "Diagonal Convertible Notes".

For additional information regarding the fair value of the Diagonal Convertible Notes, see Note 5.

Principal

At December 31, 2025, the outstanding principal amount outstanding under the Diagonal Convertible Notes was $172,700.

Extinguishments

During the year ended December 31, 2025, Diagonal converted $227,700 of principal and accrued interest under the Diagonal Convertible Notes, resulting in the issuance of 345,468 shares of Common Stock to Diagonal and a reduction in the fair value of the Diagonal Convertible Notes, with a corresponding increase to additional paid-in capital of $359,589.

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

Certain conversion features of the Boot Convertible Note would typically be considered derivatives that would require bifurcation. As such, the Company elected to account for the Boot Convertible Note at fair value, and the changes in the fair value are recorded within the consolidated statement of operations. The excess of the initial fair value of $193,215 of the Boot Convertible Note over the proceeds received was recorded as a loss on issuance of notes payable on the consolidated statement of operations of $93,215 during the year ended December 31, 2025.

The Company received net proceeds of $84,000 from the issuance of the Boot Convertible Note, which includes (i) a debt discount of $10,000 and (ii) debt issuance costs of $16,000, which are included in other gain (loss), net on the consolidated statements of operations during the year ended December 31, 2025.

For additional information regarding the fair value of the Boot Convertible Note, see Note 5.

Extinguishments

During the year ended December 31, 2025, Boot converted the entire $110,000 of principal and accrued interest under the Boot Convertible Note, resulting in the issuance of 163,959 shares of Common Stock to Boot and a reduction in the fair value of the Boot Convertible Note, with a corresponding increase to additional paid-in capital of $173,625.

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

Certain conversion features of the June Brick Lane Convertible Notes would typically be considered derivatives that would require bifurcation. As such, the Company elected to account for the June Brick Lane Convertible Notes at fair value, and the changes in the fair value are recorded within the consolidated statement of operations.

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

Certain conversion features of the September Brick Lane Convertible Note would typically be considered derivatives that would require bifurcation. As such, the Company elected to account for the September Brick Lane Convertible Note at fair value, and the changes in the fair value are recorded within the consolidated statement of operations. The excess of the initial fair value of $177,366 of the September Brick Lane Convertible Note over the proceeds received was recorded as a loss on issuance of notes payable on the consolidated statement of operations of $52,366 during the year ended December 31, 2025.

For additional information regarding the fair value of the Brick Lane Convertible Notes, see Note 5.

Principal

At December 31, 2025, the outstanding principal amount outstanding under the Brick Lane Convertible Notes was $146,734.

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

During the year ended December 31, 2025, Brick Lane converted $1,278,266 of principal under the Brick Lane Exchange Convertible Notes, resulting in the issuance of 1,659,290 shares of Common Stock to Brick Lane and a reduction in the fair value of the Brick Lane Convertible Notes, with a corresponding increase to additional paid-in capital, of $2,567,609.

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

The convertible notes issued in connection with the above transactions are collectively referred to herein as the "Bomore Convertible Notes". The terms of the Bomore Convertible Notes allow the Company to convert at any time after issuance without penalty at the conversion prices discussed above. From and after the occurrence of an event of default, the interest rate under the Bomore Convertible Notes increases to 15.0%.

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

Certain conversion features of the Bomore Convertible Notes would typically be considered derivatives that would require bifurcation. As such, the Company elected to account for the Bomore Convertible Notes at fair value, and the changes in the fair value are recorded within the consolidated statement of operations.

For additional information regarding the fair value of the Bomore Convertible Notes, see Note 5.

Principal

At December 31, 2025, the outstanding principal amount outstanding under the Bomore Convertible Notes was $50,469.

Extinguishments

During the year ended December 31, 2025, the Company recorded a loss on debt extinguishment of $140,323 related to the issuance of the Bomore Exchange Convertible Note to extinguish the 100,000 shares of the Company's outstanding Series A Preferred Stock, which represents the excess of the fair value of the Bomore Exchange Convertible Note over the carrying amount of the Series A Preferred Stock included in preferred stock liability on the consolidated balance sheet.

During the year ended December 31, 2025, Bomore converted $1,249,531 of principal under the Bomore Convertible Notes, resulting in the issuance of 965,191 shares of Common Stock to Bomore and a reduction in the fair value of the Bomore Convertible Notes, with a corresponding increase to additional paid-in capital, of $1,511,236.

Torcross Convertible Note

On June 25, 2025, the Company entered into the following transactions with Torcross Capital LLC (“Torcross”):

•
in exchange for the transfer of 40,000 shares of the Company’s outstanding Series A Preferred Stock to the Company, the Company was required to issue to Torcross a $400,000 face amount unsecured, convertible note (the "Torcross Exchange Convertible Note"), which in November 2025, through a rescission agreement, the Company and Torcross rescinded the transactions set forth in the Torcross Exchange Convertible Note, such that the parties are deemed to have not entered into such transactions; and

•
in exchange for a capital infusion of $100,000, the Company issued to Torcross a $100,000 face amount unsecured, convertible note (the "Torcross Convertible Note"). The note bears no interest for so long as it is not in default, has a June 24, 2026 maturity date and a conversion price equal to 80% of the lowest VWAP during the 5 days prior to the conversion date.

The terms of the Torcross Convertible Note allow the Company to convert at any time after issuance without penalty at the conversion prices discussed above. From and after the occurrence of an event of default, the interest rate under the Torcross Convertible Note increases to 15.0%.

Issuances of Common Stock on conversion of such note are limited to an amount equal to 19.9% of the outstanding Common Stock as of the date of execution, until such time as the transaction is approved by stockholders, and may not result in Torcross holding more than 9.9% of the Company’s outstanding Common Stock at any time. The note is also subordinate to the currently outstanding Series A Preferred Stock, solely with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company.

The foregoing transaction documents contain customary representations, warranties, and covenants, including customary events of default including, but not limited to, failure to pay amounts due when required, default in covenants, and bankruptcy events.

Certain conversion features of the Torcross Convertible Note would typically be considered derivatives that would require bifurcation. As such, the Company elected to account for the Torcross Convertible Note at fair value, and the changes in the fair value are recorded within the consolidated statement of operations. The excess of the initial fair value of $133,883 of the Torcross Convertible Note over the proceeds received was recorded as a loss on issuance of notes payable on the consolidated statement of operations of $33,883 during the year ended December 31, 2025.

For additional information regarding the fair value of the Torcross Convertible Note, see Note 5.

Principal

At December 31, 2025, the outstanding principal amount outstanding under the Torcross Convertible Note was $20,187.

Extinguishments

During the year ended December 31, 2025, Torcross converted $79,813 of principal under the Torcross Convertible Note, resulting in the issuance of 156,564 shares of Common Stock to Torcross and a reduction in the fair value of the Torcross Convertible Note, with a corresponding increase to additional paid-in capital, of $199,219.

YA II PN, Ltd. (“YA”) Debentures

June 2025

On June 30, 2025, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with the investors party thereto pursuant to which the Company issued a debenture in the amount of $1,250,000 in exchange for a capital infusion of $1,100,000 (the "YA Debenture"), which closed in July 2025.

The YA Debenture bears interest at an annual rate equal to 8% for so long as it is not in default and has an October 30, 2025 maturity date. From and after the occurrence of an event of default, the interest rate under the YA Debenture increases to 18.0%. The Company may prepay the YA Debenture at any time after issuance without penalty. Among other things, the Purchase Agreement prohibits the Company from incurring additional indebtedness or entering into variable rate transactions, with certain exceptions. The Company is required to use any proceeds received under the SEPA, as defined and described in Note 12, to pay outstanding principal and interest under the YA Debenture until the YA Debenture is paid in its entirety.

The foregoing transaction documents contain customary representations, warranties, and covenants, including customary events of default including, but not limited to, failure to pay amounts due when required, default in covenants, and bankruptcy events.

Certain features of the YA Debenture would typically be considered derivatives that would require bifurcation. As such, the Company elected to account for the YA Debenture at fair value, and the changes in the fair value are recorded within the consolidated statement of operations. The excess of the initial fair value of $1,255,700 of the YA Debenture over the proceeds received was recorded as a loss on issuance of notes payable on the consolidated statement of operations of $155,700 during the year ended December 31, 2025.

The Company incurred debt issuance costs of $127,000 related to the issuance of the YA Debenture, which is included within other gain (loss), net on the consolidated statements of operations for the year ended December 31, 2025. The excess of the initial fair value of $1,255,700 of the YA Debenture over the proceeds received was recorded as a loss on issuance of notes payable on the consolidated statements of operations of $155,700 during the year ended December 31, 2025. During the third quarter of 2025, the Company used proceeds from the SEPA to pay all outstanding principal and interest under the YA Debenture, as further described in Note 12.

December 2025

On December 17, 2025, the Company entered into a Securities Purchase Agreement with YA II PN, LTD, pursuant to which the Company completed a $25,000,000 financing transaction (the "December 2025 YA Financing Transaction"). In connection with the December 2025 YA Financing Transaction, the Company issued (i) a debenture with an aggregate principal amount of $25,000,000 (the “December 2025 YA Debenture”) at an original issue discount of 7.0%, resulting in gross cash proceeds to the Company of $23,250,000 and (ii) the December 2025 YA Warrants, as defined and described in Note 11, to purchase an aggregate of 46,092,185 shares of the Company’s Common Stock at exercise prices ranging from $0.05 to $2.35 per share, which were determined to be equity-classified and are further described in Note 11.

The December 2025 YA Debenture matures on December 16, 2026, subject to extension at the option of the holder, and bears interest at a rate of 8.0% per annum on the outstanding principal balance, which upon the occurrence of an event of default, increases to 18.0% per annum.

Beginning on March 18, 2026, and continuing on the same day of each successive month, the Company is required to make monthly installment payments of principal in the amount of $2,777,778, plus accrued and unpaid interest. In addition, all proceeds received by the Company under its SEPA, as defined and further described in Note 12, are required to be applied to the repayment of the December 2025 YA Debenture until it is paid in full.

The Company may, at its option, redeem all or a portion of the outstanding principal at any time for cash at an amount equal to the principal being redeemed plus accrued and unpaid interest through the redemption date. No prepayment penalty or make-whole premium applies. Upon acceleration following an event of default, all unpaid principal, accrued interest, and other amounts due under the December 2025 YA Debenture become immediately due and payable. The December 2025 YA Debenture contains customary terms and conditions, including representations, warranties, and covenants. Subject to certain exceptions, while the December 2025 YA Debenture remains outstanding, the Company is restricted from entering into variable rate financing transactions without YA's prior written consent.

Certain features of the December 2025 YA Debenture would typically be considered derivatives that would require bifurcation. As such, the Company elected to account for the December 2025 YA Debenture at fair value, and the changes in the fair value are recorded within the consolidated statement of operations. In accordance with U.S. GAAP, as the $25,312,500 fair value of the December 2025 YA Debenture at inception was greater than the net proceeds received for the issuance of the December 2025 YA Debenture and the December 2025 YA Warrants, the Company recorded a $2,062,500 loss on issuance of notes payable for the excess of the fair value of the December 2025 YA Debenture over the net proceeds received in the December 2025 YA Financing Transaction. Accordingly, no value was ascribed to the December 2025 YA Warrants.

Issuance costs of $1,395,166 were incurred in connection with the December 2025 YA Financing Transaction, which were allocated entirely to the December 2025 YA Debenture in the same manner as the proceeds, and are included in other gain (loss), net on the consolidated statements of operations during the year ended December 31, 2025.

Principal

At December 31, 2025, the outstanding principal amount outstanding under the December 2025 YA Debenture was $25,000,000.

Maturities of Debt

Maturities of our debt as of December 31, 2025 are presented below:

December 31, 2025
Year ended December 31:
2026	$25,458,016
2027	-
2028	-
2029	-
2030	-
Thereafter	-
Total debt maturities	$25,458,016

NOTE 10. EQUITY

Common Stock

2025 Offering

On September 16, 2025, the Company consummated a best efforts public offering (the “2025 Offering”) of an aggregate of (i) 6,487,683 shares of Common Stock, par value $0.0001 per share, of the Company, (ii) 10,352,721 warrants, with an exercise price of $0.0005 per share, to purchase shares of Common Stock ("2025 Offering Pre-Funded Warrants"), and (iii) 25,260,605 warrants, with an exercise price of $0.8553 per share, to purchase shares of Common Stock ("2025 Offering Common Stock Warrants"). Each share of Common Stock or 2025 Offering Pre-Funded Warrant was sold together with one 2025 Offering Common Stock Warrant to purchase 1.5 shares of Common Stock. The combined offering price for each share of Common Stock and 2025 Offering Common Stock Warrant was $0.7126, and the combined offering price for each 2025 Offering Pre-Funded Warrant and accompanying 2025 Offering Common Stock Warrant was $0.7121. For additional information related to the warrants issued in connection with the 2025 Offering, see Note 11.

The Company received gross proceeds of $11,994,834 from the 2025 Offering and incurred $1,668,303 of offering costs, including the initial fair value of the 2025 Offering Placement Agent Warrants, as defined below, of $417,815, which were recorded as a reduction of additional paid-in capital, resulting in net cash proceeds of $10,744,346. The Company intends to use the net proceeds from this Offering to support the phased acquisitions of businesses and for working capital and general corporate purposes. The 2025 Offering was completed on the terms available to the Company at that time.

In connection with the 2025 Offering, the Company entered into a Securities Purchase Agreement (the “2025 Offering Purchase Agreement”) with certain institutional and retail investors. Pursuant to the 2025 Offering Purchase Agreement, the Company agreed not to issue, enter into any agreement to issue or announce the issuance or proposed issuance of any shares of Common Stock or any securities convertible into or exercisable or exchangeable for shares of Common Stock or file any registration statement or prospectus, or any amendment or supplement thereto for 60 days after the closing date of the 2025 Offering (i.e. November 15, 2025), subject to certain exceptions. The Company agreed not to effect or enter into an agreement to effect any issuance of Common Stock or any securities convertible into or exercisable or exchangeable for shares of Common Stock involving a Variable Rate Transaction (as defined in the 2025 Offering Purchase Agreement) until six months after the closing date of the 2025 Offering (i.e. March 16, 2026), subject to certain exceptions. Additionally, in connection with the 2025 Offering, each of the officers and directors of the Company and holders of 10% or more of the Company’s outstanding shares of Common Stock entered into lock-up agreements, pursuant to which they agreed not to sell or transfer any of the Company securities they hold, subject to certain exceptions, during the 60 days following the closing of the 2025 Offering.

The 2025 Offering Purchase Agreement contains customary representations, warranties and agreements by the Company, customary conditions to closing, indemnification obligations of the Company and the purchasers, including for liabilities arising under the Securities Act of 1933, as amended (the “Securities Act”), other obligations of the parties and termination provisions. The representations, warranties and covenants contained in the 2025 Offering Purchase Agreement were made only for the purposes of such agreement and as of specific dates, were solely for the benefit of the parties to such agreement and may be subject to limitations agreed upon by the contracting parties. A holder will not have the right to exercise any portion of the 2025 Offering Common Stock Warrants or 2025 Offering Pre-Funded Warrants if the holder (together with its affiliates) would beneficially own in excess of 4.99% or 9.99%, as applicable, of the number of shares of Common Stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the 2025 Offering Common Stock Warrants or the 2025 Offering Pre-Funded Warrants, respectively.

Pursuant to a Placement Agency Agreement (the “Placement Agency Agreement”) with Joseph Gunnar and Co., LLC (the “Placement Agent”), the Company agreed to pay the Placement Agent in connection with the 2025 Offering (i) a total cash fee equal to up to seven and a half percent (7.5%) of the aggregate gross proceeds raised in the 2025 Offering for amounts up to and including $10,000,000, and an additional cash fee equal to six percent (6.0%) of the gross proceeds raised in the 2025 Offering for amounts in excess of $10,000,000, and (ii) reimbursement for reasonable accountable and out-of-pocket expenses incurred relating to the 2025 Offering up to $100,000.

Also pursuant to the Placement Agency Agreement, the Company, in connection with the 2025 Offering, agreed to issue to the Placement Agent or its designees warrants (the “2025 Offering Placement Agent Warrants”) to purchase up to an aggregate of 673,617 shares of Common Stock. The 2025 Offering Placement Agent Warrants have an exercise price of $0.8907 per share (which represents 125% of the combined public offering price per share of Common Stock and accompanying 2025 Offering Common Stock Warrant), expire on the five-year anniversary of the commencement of sales in the 2025 Offering, and are exercisable beginning six months from the date of issuance.

The shares of Common Stock, the 2025 Offering Pre-Funded Warrants, the 2025 Offering Common Stock Warrants and the 2025 Offering Placement Agent Warrants were offered by the Company pursuant to a registration statement filed with the SEC on September 10, 2025, and declared effective by the SEC on September 12, 2025, and a registration statement filed with the SEC on September 16, 2025.

Series A Preferred Stock

The Company is authorized to issue 50,000,000 shares of preferred stock with a par value of $0.0001 per share (the “Preferred Stock”) with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2025 and 2024, there were 2,188,905 and 2,388,905, respectively, of shares of preferred stock issued and outstanding.

During June 2025, the Company purchased (i) 100,000 shares of preferred stock from Brick Lane and (ii) 100,000 shares of preferred stock from Bomore, which Brick Lane and Bomore had each acquired from an existing investor, in exchange for a convertible note, as further described in Note 9. Additionally, in February 2026, we extinguished 844,938 shares of our Preferred Stock through the issuance of 11,176,650 pre-funded warrants to Indigo, as further described in Note 17.

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

Conversion Rights

Prior to January 31, 2025, as further described under Redemption below, the Preferred Stock was convertible at any time into Common Stock at a conversion price equal to $1,996 (subject to equitable adjustment in the event of a stock split, stock consolidation, subdivision or certain other events of a similar nature that increase or decrease the number of shares of Preferred Stock outstanding (the “Original Issuance Price”)) divided by the lesser of (i) $2,295 and (ii) the greater of (x) 115% of the lowest VWAP per share of the Company’s Common Stock for any consecutive ninety-trading day period prior to the calculation of such VWAP and (y) $998, in each case subject to adjustment as set forth in the Certificate of Designations (the “Conversion Price”).

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

Redemption

On the second anniversary of the Closing Date, or January 31, 2025 (the “Test Date”), the Company is obligated to redeem the maximum portion of the Preferred Stock permitted by law in cash at an amount equal to the Original Issuance Price as of such date if the Conversion Price exceeds the VWAP. If, on the Test Date, the Conversion Price is equal to or less than the VWAP, the Company must convert all shares of Preferred Stock then outstanding into shares of the Company’s Common Stock at the then applicable Conversion Price. Notwithstanding the foregoing, the Company shall not be required to redeem any shares of Preferred Stock to the extent the Company does not have legally available funds to effect such redemption. The mandatory redemption and conversion provisions described herein are further subject to certain limitations detailed in the Certificate of Designations. As a result of such redemption feature, the Company recorded the Preferred Stock at its redemption value and classified the Preferred Stock as mezzanine equity on the consolidated balance sheet through January 31, 2025. As the Conversion Price of the Preferred Stock exceeded the VWAP on the Test Date, the Company was obligated to redeem the Preferred Stock beginning at that time and, as such, reclassified such Preferred Stock from mezzanine equity to a current liability on January 31, 2025. The preferred stock current liability was initially recorded at its fair value on January 31, 2025 of $13,491,000 and subsequently remeasured to its redemption amount of $10.00 per share ($1,996 adjusted for the stock splits), or $23,889,050, as the Preferred Stock is currently mandatorily redeemable at such amount, with the difference between the initial fair value and carrying value of $10,398,050 recorded as an adjustment to net loss available to common shareholders on the consolidated statement of operations for the year ended December 31, 2025. The remeasurement of the liability subsequent to issuance to the redemption value of $10,398,050 is recorded within interest expense recognized on remeasurement of preferred stock liability on the consolidated statement of operations for the year ended December 31, 2025.

NOTE 11. WARRANTS

The following table provides a summary of the number of the Company's outstanding warrants:

			As of December 31,
	Exercise price	Expiration date	2025	2024
Liability-classified warrants:
2025 Offering Common Stock Warrants	$0.8553	September 2030	377,460	—
Junior Note Warrants	$24.95	December 2028	172,209	172,208
Public Warrants	$2,295.40	January 2028	83,722	83,722
Total			633,391	255,930

Equity-classified warrants:
December 2025 $0.05 YA Warrants	$0.05	December 2030	16,032,065	—
December 2025 $1.25 YA Warrants	$1.25	December 2030	20,040,081	—
December 2025 $1.871 YA Warrants	$1.871	December 2030	5,010,021	—
December 2025 $2.35 YA Warrants	$2.35	December 2030	5,010,021	—
2025 Offering Placement Agent Warrants	$0.8907	September 2030	673,617	—
June 2023 Senior Note Warrants	$205.59	June 2028	67,177	67,177
Pre-Funded Warrants	N/A	N/A	—	167,759
August 2024 Warrants Issued with Junior Notes	$10.88 — $15.87	August 2029	3,987	3,987
Total			46,836,969	238,923

Liability-Classified Warrants

November 2023 Junior Note Warrants

In connection with the Junior Notes discussed in Note 9, the Company issued the Junior Note Warrants to purchase up to 110,221 shares of the Company's Common Stock. The Junior Note Warrants currently outstanding have an exercise price equal to $24.95 per share (subject to adjustment per the Junior Note Purchase Agreements) and expire on December 6, 2028. The Junior Note Purchase Agreements also provide for additional warrants to be issued if the Junior Notes remain outstanding for certain periods of time: (i) if the Junior Notes have not been repaid six months after issuance, additional warrants will be issued to each Lender in an amount equal to the principal amount of the Note multiplied by 25%, and such quotient divided by a per share cash exercise price equal to 120% of the VWAP of the Company's Common Stock during the ten trading days immediately prior to issuance and (ii) if the Junior Notes have not been repaid nine months after issuance, additional warrants will be issued to each Lender in an amount equal to the principal amount of the Note multiplied by 25%, and such quotient divided by a per share cash exercise price equal to 120% of the VWAP of the Company's Common Stock during the ten trading days immediately prior to issuance. As a portion of the Junior Notes were outstanding at each of May 13, 2024 and August 13, 2024, the Company was required to issue 61,988 additional warrants pursuant to the Junior Note Purchase Agreements during the year ended December 31, 2024.

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

Public Warrants

In connection with the closing of the Business Combination, Nuburu assumed the 83,722 Public Warrants outstanding on the date of Closing, all of which were outstanding as of December 31, 2025. However, on December 12, 2023, the NYSE notified the Company and publicly announced that the NYSE had determined to (a) commence proceedings to delist the Company’s Public Warrants, each whole Public Warrant exercisable to purchase one share of the Company’s Common Stock at a price of $2,295.40 per share, and listed to trade on the NYSE under the symbol “BURU WS”, and (b) immediately suspend trading in the Public Warrants due to “abnormally low” trading price levels. As such, the Public Warrants were determined to have no value in the financial statements as of December 31, 2025 and 2024.

2025 Offering Common Stock Warrants

On September 16, 2025, in connection with the 2025 Offering, as described in Note 10, the Company issued 25,260,605 liability-classified 2025 Offering Common Stock Warrants to purchase shares of Common Stock. Each 2025 Offering Common Stock Warrant is immediately exercisable, has an exercise price of $0.8553 per share, subject to adjustment upon certain events, and expires on September 16, 2030. The warrants may be exercised in whole or in part for cash or, in certain circumstances, on a cashless basis, subject to certain beneficial ownership limitations. Net proceeds from the 2025 Offering were first allocated to the liability-classified 2025 Offering Common Stock Warrants at their aggregate issuance date fair value of $20,747,899, which was greater than the net proceeds received from the 2025 Offering of $10,744,346, therefore the Company recorded a loss on issuance of warrants on the consolidated statements of operations of $8,756,303 for the year ended December 31, 2025, with no residual net proceeds allocated to the Common Stock and 2025 Offering Pre-Funded Warrants. Changes in the fair value of the 2025 Offering Common Stock Warrants are included within change in fair value of warrant liabilities in the consolidated statements of operations for the year ended December 31, 2025.

During the year ended December 31, 2025, 24,883,155 2025 Offering Common Stock Warrants were exercised on a cashless basis, resulting in the issuance of 25,260,611 shares of Common Stock and the derecognition of the related warrant liability, which resulted in an increase to equity of $34,373,943 for the year ended December 31, 2025.

Equity-Classified Common Stock Warrants

June 2023 Senior Note Warrants

In connection with the issuance of Senior Convertible Notes discussed in Note 9, the Company issued the Senior Note Warrants to purchase up to 57,710 shares of the Company's Common Stock pursuant to the June 12, 2023 Senior Note Purchase Agreement and 9,467 shares of Common Stock pursuant to the June 16, 2023 Senior Note Purchase Agreement. The Senior Note Warrants have an exercise price equal to $205.59 per share and expire on June 23, 2028.

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

Pre-Funded Warrants

On May 1, 2024, the Company entered into a Pre-Funded Warrant Purchase Program (the “Program”) with strategic investors, pursuant to which from time-to-time the Company could sell and the investors could acquire pre-funded warrants, up to a total purchase price to the Company equal to $15,000,000. The exercise price for pre-funded warrants is substantially paid by the purchaser at closing and, as a result, such warrants may be exercised in the future with a nominal exercise price payment. Investors also received a warrant to acquire the same number of shares covered by the pre-funded warrant for a purchase price equal to 150% of the relevant pre-funded warrant purchase price exercisable for a period of 5 years. Each specific transaction was entered into on terms agreed by the parties; provided however, that in no case would the purchase price per share be less than 110% of the closing price per share of the Company’s Common Stock on the trading day immediately preceding the date of purchase. Contemporaneously with the acquisition of pre-funded warrants, the investors could also voluntarily convert outstanding notes previously issued by the Company; provided that such transactions, as a whole, could not result in an effective direct or indirect discount to market price to the investors of greater than 30%. During 2024, the Company issued 167,759 pre-funded warrants for total cash proceeds of $2,139,866 in pre-funded warrants pursuant to the Program (the "Pre-Funded Warrants").

Pre-Funded Warrants Modification — In February 2025, in connection with the Liqueous Settlement Agreement, as amended, the Company agreed to (i) modify 133,349 outstanding equity-classified Pre-Funded Warrants issued in connection with the Program during 2024, resulting in the issuance of 730,946 equity-classified pre-funded warrants outstanding immediately after the modification exercisable into Common Stock and (ii) modify the remaining 34,411 outstanding equity-classified Pre-Funded Warrants issued in connection with the Program during 2024, resulting in 1,875,930 pre-funded warrants outstanding immediately after the modification that were concurrently exercised into 1,875,930 shares of the Company's Common Stock for no additional cash consideration, as the modified pre-funded warrants had a nominal exercise price (the "Pre-Funded Warrants Modification"). As a result of the Liqueous Settlement Agreement, there will not be further issuances under the Program.

The Company accounted for the Pre-Funded Warrants Modification in accordance with ASC 815, Derivatives and Hedging, where the effect of a modification shall be measured as the difference between the fair value of the modified warrant and the fair value of the original warrant immediately before its terms are modified, with each measured on the modification date. As a result of the Pre-Funded Warrants Modification, which was not contemplated as a result of an equity or debt financing, but rather, as a settlement of any claims between the parties related to non-performance of obligations under certain previous agreements executed between the Company and Liqueous, the Company recorded (i) an increase to equity of $3,076,380, and a corresponding deemed dividend, related to the incremental fair value of the modified Pre-Funded Warrants over the fair value of the original Pre-Funded Warrants, each measured on the modification date and (ii) a loss on settlement of an aggregate $2,026,380, which represents the incremental fair value of the modified Pre-Funded Warrants over the fair value of the original Pre-Funded Warrants, each measured on the modification date, less cash received or receivable related to the Liqueous Settlement Agreement of $1,050,000. The loss on settlement is recorded in loss on extinguishment of notes payable on the consolidated statement of operations during the year ended December 31, 2025.

In March 2025, the 730,946 outstanding warrants were exercised into 730,946 shares of Common Stock for no additional cash consideration, as the pre-funded warrants had a nominal exercise price.

August 2024 Warrants Issued with Junior Notes

As discussed in Note 9, in connection with the issuance of the August 2024 Convertible Notes, the Company issued an aggregate 3,987 warrants to a financial services firm as compensation for their services performed, the fair value of which was determined to be $40,657 and was recorded as a deferred financing cost and associated additional paid-in capital in the consolidated balance sheet, as the warrants were determined to be equity classified. The warrants are exercisable through payment of an exercise price ranging from $10.88 to $15.87, subject to certain customary antidilution adjustments, at any time after issuance through the expiration date in August 2029.

Offering Pre-Funded Warrants and Offering Placement Agent Warrants

On September 16, 2025, in connection with the 2025 Offering, as described in Note 10, the Company issued (i) 10,352,721 equity-classified 2025 Offering Pre-Funded Warrants to purchase shares of Common Stock and (ii) 673,617 equity-classified 2025 Offering Placement Agent Warrants to purchase shares of Common Stock. The 2025 Offering Pre-Funded Warrants were exercisable immediately and had an exercise price of $0.0005 per share. The 2025 Offering Placement Agent Warrants have an exercise price of $0.8907 per share, subject to adjustment upon certain events, are exercisable beginning March 16, 2026, and expire on September 16, 2030. The 2025 Offering Pre-Funded Warrants and 2025 Offering Placement Agent Warrants may be exercised in whole or in part for cash or, in certain circumstances, on a cashless basis, subject to certain beneficial ownership limitations. As discussed above, net proceeds from the 2025 Offering were first allocated to the liability-classified 2025 Offering Common Stock Warrants at their aggregate issuance date fair value, and no residual proceeds were allocated to the Common Stock and 2025 Offering Pre-Funded Warrants. The issuance date fair value of the 2025 Offering Placement Agent Warrants of $417,815 was treated as an equity-issuance cost and reduction in additional-paid in capital, and was estimated using the Monte Carlo simulation based approach, a Level 3 valuation, with the following assumptions:

Upon Issuance
2025 Offering Placement Agent Warrants:
Stock price(1)	$0.69611
Expected term (in years)	5.0
Expected volatility	145.0%
Risk-free interest rate	3.6%
Expected dividend yield	0.0%
(1)
Amounts for the periods presented have been adjusted to reflect the 1-for-4.99 February 2026 Reverse Stock Split, as defined and further described in Note 2. See Note 2 for additional information.

During the year ended December 31, 2025, all 10,352,721 2025 Offering Pre-Funded Warrants were exercised on a cashless basis, resulting in the issuance of 10,345,474 shares of Common Stock.

December 2025 YA Warrants

In connection with the issuance of the December 2025 YA Debenture, as further described in Note 9, the Company issued warrants to purchase an aggregate of 46,092,185 shares of the Company’s Common Stock consisting of (i) warrants exercisable for 16,032,065 shares at an exercise price of $0.05 per share (the "December 2025 $0.05 YA Warrants"), (ii) warrants exercisable for 20,040,081 shares at an exercise price of $1.25 per share (the "December 2025 $1.25 YA Warrants"), (iii) warrants exercisable for 5,010,021 shares at an exercise price of $1.871 per share (the "December 2025 $1.871 YA Warrants") and (iv) warrants exercisable for 5,010,021 shares at an exercise price of $2.35 per share (the "December 2025 $2.35 YA Warrants") (collectively, the "December 2025 YA Warrants"). The December 2025 YA Warrants are exercisable anytime from issuance through the expiration date of December 17, 2030.

Issuance of warrant shares in excess of 19.99% of the Company’s outstanding Common Stock is subject to stockholder approval. Certain of the December 2025 YA Warrants may be exercised on a cashless basis if the related shares are not registered for resale. The Company may require cash exercise of certain of the December 2025 YA Warrants upon satisfaction of specified market-based and registration conditions, subject to volume limitations. The December 2025 YA Warrants contain customary anti-dilution and fundamental transaction provisions designed to preserve the holder’s economic interests, including adjustments for stock splits, dividends and similar events. Prior to exercise, the December 2025 YA Warrants do not confer voting or dividend rights, but permit participation in certain distributions on an as-converted basis, subject to beneficial ownership limitations. The December 2025 YA Warrants are transferable subject to applicable securities laws and include customary remedies for failure to timely deliver shares upon exercise.

The Company entered into a registration rights agreement requiring the Company to file a registration statement covering the resale of the warrant shares and, subject to certain exceptions, restricting the Company from filing other registration statements until such shares are registered.

As further described in Note 9, as the December 2025 YA Financing Transaction involved the issuance of both debt and equity instruments, as the fair value of the December 2025 YA Debenture at inception was greater than the net proceeds received for the issuance of the December 2025 YA Debenture and the December 2025 YA Warrants, no value was ascribed to the December 2025 YA Warrants.

NOTE 12. STANDBY EQUITY PURCHASE AGREEMENT

On May 30, 2025, the Company entered into the Standby Equity Purchase Agreement (as it may be amended from time to time, the “SEPA”) with YA II PN, LTD, a Cayman Islands exempt limited company (together with its successors or assigns, the “SEPA Investor”) pursuant to which the Company has the right to sell to the SEPA Investor up to $100,000,000 of Common Stock (the “Commitment Amount”), subject to certain limitations and conditions set forth in the SEPA, from time to time during the term of the SEPA. The Company also agreed to register the resale of shares of Common Stock issued to the SEPA Investor pursuant to the SEPA. Sales of the shares of Common Stock to the SEPA Investor under the SEPA, and the timing of any such sales, are at the Company’s option, and the Company is under no obligation to sell any shares of Common Stock to the SEPA Investor under the SEPA.

Upon the satisfaction of the conditions to the SEPA Investor’s purchase obligation set forth in the SEPA, including having a registration statement registering the resale of the shares of Common Stock issuable under the SEPA declared effective by the SEC, which occurred on July 24, 2025, the Company will have the right, but not the obligation, from time to time at its discretion, to direct the SEPA Investor to purchase a specified number of shares of Common Stock (an “Advance”) by delivering written notice to the SEPA Investor (an “Advance Notice”). On July 24, 2025, a registration statement was declared effective by the SEC allowing the SEPA Investor to resell up to 4,008,017 shares of Common Stock. On September 23, 2025, a registration statement was declared effective by the SEC allowing the SEPA Investor to resell up to another 6,012,025 shares of Common Stock. On December 19, 2025, a registration statement was declared effective by the SEC allowing the SEPA Investor to resell up to another 26,052,105 shares of Common Stock. While there is no mandatory minimum amount for any Advance, it may not exceed 100% of the average of the daily traded amount during the five consecutive trading days immediately preceding an Advance Notice.

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

The net proceeds payable to the Company under the SEPA will depend on the frequency and prices at which Common Stock is sold. The Company was required to use any proceeds received under the SEPA to pay outstanding principal and interest under the Yorkville Promissory Note (as defined and described in Note 8) until the Yorkville Promissory Note was paid in its entirety. The Yorkville Promissory Note was repaid in full. However, all proceeds received by the Company under its SEPA are required to be applied to the repayment of the December 2025 Yorkville Promissory Note until it is paid in full (as defined and described in Note 8). After the December 2025 Yorkville Promissory Note is paid in full, the Company expects that proceeds received from such sales will be used primarily for working capital and general corporate purposes and for purposes of implementing its business plan focused on building a stable foundation for the future business.

Joseph Gunnar & Co., LLC acted as the sole placement agent for the private placement.

The SEPA is accounted for as a liability at fair value under ASC 815, Derivatives and Hedging, as it includes an embedded put option and an embedded forward contract that do not meet the indexed to equity and the equity classification scope exception. The put option is recognized at inception, and the forward option is recognized upon issuance of notice for the sale of the Company's Common Stock. The fair value of the derivative liability related to the embedded put option is included within SEPA liability on the consolidated balance sheet, and was estimated at $2,582,724 at inception of the agreement, with changes in fair value each reporting period recognized within change in fair value of SEPA liability on the consolidated statements of operations.

As consideration for the SEPA Investor’s commitment to purchase the shares of Common Stock pursuant to the SEPA, the Company incurred (i) a structuring fee payable to the SEPA Investor in the amount of $25,000, (ii) a commitment fee payable to the SEPA Investor in Common Stock in an amount equal to 1% of the Commitment Amount, or $1,000,000, to be paid 50% on execution of the SEPA and 50% 90 days following the date of the SEPA and (iii) legal expenses of $50,000 related to the issuance of the SEPA. Such fees are included within SEPA fees and issuance costs on the consolidated statements of operations for the year ended December 31, 2025 and SEPA liability on the consolidated balance sheet as of June 30, 2025. The 50% portion of the commitment fee payable that was owed at execution of the SEPA resulted in the issuance of 267,059 shares of Common Stock to the SEPA Investor during the second quarter of 2025. Additionally, on July 15, 2025, the Company issued the remaining 267,059 shares of Common Stock to the SEPA Investor.

As a result of the February 2026 Offering, the Company's use of the SEPA is subject to limitations set forth in the February 2026 Offering Purchase Agreement for a period of six months.

During the year ended December 31, 2025, the Company sold 9,485,923 shares of Common Stock under the SEPA for aggregate gross proceeds of approximately $21,937,886, before deducting cash fees and expenses of approximately $1,072,287. Of the total gross proceeds, approximately $1,261,880 was used to pay the outstanding principal and accrued interest under the YA Debenture.

From December 31, 2025 through the date of issuance of this Annual Report, the Company issued an additional 14,319,981 shares of Common Stock under the SEPA, generating gross proceeds of approximately $2,172,770 and the SEPA Investor holding 3,300,000 shares for future advances. Of these proceeds, $1,621,071 was used to repay a portion of the outstanding principal balance of the December 2025 YA Debenture, and $551,699 was applied to accrued interest on the December 2025 YA Debenture.

NOTE 13. STOCK-BASED COMPENSATION

As of December 31, 2025, the Company had an active stock-based incentive compensation plan and an employee stock purchase plan: the 2022 Equity Incentive Plan (the “2022 Plan”) and the 2022 Employee Stock Purchase Plan (the “ESPP”). All new equity compensation grants were issued under these two plans; however, outstanding awards previously issued under inactive plans will continue to vest and remain exercisable in accordance with the terms of the respective plans.

The 2022 Plan provides for the grant of stock and stock-based awards including stock options, restricted stock, restricted stock units, performance awards, and stock appreciation rights. Effective July 1, 2025, the shares available for grant under the 2022 Plan and the ESPP increased by 713,000 and 143,000 shares, respectively, in accordance with the terms of the respective plans. As of December 31, 2025, there were approximately 15,300 shares available for grant under the 2022 Plan and approximately 151,000 shares available for grant under the ESPP.

Stock-Based Compensation Expense

Total stock-based compensation expense recognized in the Company’s consolidated statements of operations is classified as follows:

	Year ended December 31,
	2025	2024
Cost of revenue	$105,734	$466,658
Research and development	93,425	476,666
Selling and marketing (1)	360,639	(181,160)
General and administrative	1,232,742	1,103,931
Total stock-based compensation expense	$1,792,540	$1,866,095

_______________

(1)
Amount presented for 2024 includes the reversal of stock compensation expense due to the departure of our Chief Marketing and Sales Officer in April 2024 and the resultant forfeiture of his unvested awards.

The Company’s stock-based compensation expense is based on the value of the portion of stock-based payment awards that are ultimately expected to vest. During the years ended December 31, 2025 and 2024, stock-based compensation relating to stock-based awards granted to consultants was $399,193 and $178,877, respectively. The 2025 amount includes expense that relates to the arrangements further described below under Common Stock Issued for Services.

Restricted Stock Units

Restricted stock units ("RSUs") granted by the Company under the 2022 Plan during the year ended December 31, 2025 vested at the grant date. The following table shows a summary of the Company's RSU activity for the year ended December 31, 2025:

	RSUs
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2024	915	$1,113.11
RSUs granted	711,023	$0.81
RSUs vested	(711,559)	$1.67
RSUs forfeited	(379)	$561.81
Unvested at December 31, 2025	—	$—

The total grant date fair value of RSUs awarded was $576,924 and $246,000 during the years ended December 31, 2025 and 2024, respectively. The total grant date fair value of RSUs vested was $1,188,648 and $1,284,257 during the years ended December 31, 2025 and 2024, respectively.

As of December 31, 2025, there was no unrecognized stock-based compensation cost related to RSUs.

Stock Options

The Company's outstanding stock options generally vest on a monthly basis over a one-year period, subject to continued employment or service as a director, as the case may be, with the first installment beginning on the grant date, and generally expire 10 years from the date of the grant. All unvested options vest immediately upon a change in control, subject to the participant’s continued employment or service as a director, as the case may be, through the occurrence of such event. Vested options are generally exercisable for three years after the participant ceases employment with the Company.

The following table shows a summary of the Company's stock option activity for the year ended December 31, 2025:

	Number of Stock Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2024	43,774	$203.58	7.1	$7,375.15
Options granted	49,599	$0.71
Options cancelled or forfeited	(42,405)	$204.38
Options outstanding at December 31, 2025	50,968	$4.80	9.5	$4,306.53
Options exercisable at December 31, 2025	13,696	$15.15	8.9	$1,076.57
Options vested and expected to vest at December 31, 2025	50,968	$4.80	9.5	$4,306.53

The weighted-average grant date fair value of options granted was $0.73 and $15.82 per share for the year ended December 31, 2025 and 2024, respectively.

As of December 31, 2025, total unrecognized stock-based compensation cost related to stock options was $29,307, which is expected to be recognized over a weighted-average period of 0.67 years.

The Company estimates the fair value of the options utilizing the Black-Scholes option pricing model, which is subjective and dependent upon several variables, including expected option term, expected volatility of the Company’s share price over the expected term, expected risk-free interest rate over the expected option term and expected dividend yield rate over the expected option term. The Company uses the simplified method to estimate expected term of its stock options, which represents an estimate of the period of time utilizing the mid period of the vesting dates and the expiration date, because it does not have sufficient historical exercise data due to the recency of its IPO. The risk-free interest rate is based on the term structure of interest rates at the time of the option grant based on the determined term utilized. Expected volatility is based on the weighted average of the historical returns on our stock and a group of comparable companies. A summary of the weighted average assumptions the Company utilized for option grants during the years ended December 31, 2025 and 2024, respectively, are as follows:

	Year ended December 31,
	2025	2024
Expected term (in years)	5.2	4.0
Expected volatility	134.0%	47.8% - 55.0%
Risk-free interest rate	3.7%	4.0% - 4.5%
Expected dividend yield	0.0%	0.0%

Common Stock Issued for Services

During 2025, the Company entered into arrangements with non-employee consultants for services to be provided in exchange for (i) the issuance of 767,573 shares of Common Stock, (a) 200,401 of which were equity-classified, with 100,201 of those shares relating to services previously provided and the remaining 100,201 shares relating to services to be provided over the term of the agreement, and (b) 567,173 of which were liability-classified, and for which all services have not yet been provided by the non-employee consultants, and (ii) the required quarterly issuance of a variable number of shares of Common Stock equal to $25,000, priced based on the average closing price of the Company's Common Stock for the previous five trading dates prior to issuance, which are liability-classified.

The amount of 567,173 shares of Common Stock was adjustable, as of the earlier of a resale registration statement’s effectiveness or six months from the date of the agreement, to ensure an aggregate market value of $600,000, with shares of Common Stock forfeited if the value was higher and additional shares of Common Stock issued if lower. In accordance with this provision, during the year ended December 31, 2025, the Company issued an additional 285,598 shares of Common Stock. Additionally, as of December 31, 2025, the Company was required to issue 104,294 shares of Common Stock pursuant to the required quarterly issuances under the arrangement, of which 28,960 shares had not yet been issued as of December 31, 2025.

Equity-classified awards

Stock-based compensation expense for the equity-classified awards was recognized based on the fair value of the Company’s Common Stock on the date of grant over the requisite service period. For the year ended December 31, 2025, the total stock-based compensation expense recognized for the equity-classified awards was $185,583. Additionally, as of December 31, 2025, as the non-employee consultants had not provided all services related to the 100,201 shares issued and the service term had not ended, $76,415 was recorded within prepaid expenses and other current assets on the consolidated balance sheet, which will be amortized using the straight-line method to stock-based compensation expense over the remaining requisite service period.

Liability-classified awards

Liability-classified awards represent compensation for services to be provided over the term of the agreements, and are measured based on a fixed monetary value to be paid to the non-employee consultants settled through the issuance of a variable number of shares of Common Stock.

For the year ended December 31, 2025, the total stock-based compensation expense recognized for the liability-classified awards was $175,000. As of December 31, 2025, $25,000 is included within accrued expenses on the consolidated balance sheet related to the required quarterly issuance of Common Stock. Additionally, as of December 31, 2025, as the non-employee consultants had not provided all services related to the 852,770 shares issued and the service term had not ended, $525,000 was recorded within prepaid expenses and other current assets on the consolidated balance sheets, which will be amortized using the straight-line method to stock-based compensation expense over the remaining requisite service period.

NOTE 14. INCOME TAXES

Due to its current operating losses, the Company recorded zero income tax expense during the years ended December 31, 2025 and 2024. During these periods, the Company’s activities were limited to U.S. federal and state tax jurisdictions, as it does not have any significant foreign operations.

Loss before provision for income taxes consisted of the following:

	Year ended December 31,
	2025	2024
United States	$(79,041,101)	$(34,515,754)
Foreign	(30,175)	—
Loss before provision for income taxes	$(79,071,276)	$(34,515,754)

A summary of the sources of differences between income taxes at the federal statutory rate and the provision for income taxes for the years ended December 31, 2025 and 2024, respectively, is as follows:

	Year Ended December 31,
	2025		2024
	Amount	Rate	Amount	Rate
Tax benefit at the statutory rate	$(16,604,968)	21.0%	$(7,249,161)	21.0%
Increase (decrease) in taxes resulting from:
Loss on debt issuance and extinguishment	5,665,190	(7.2%)	4,305,904	(12.5%)
Warrant revaluations	4,756,738	(6.0%)	(443,080)	1.3%
Change in valuation allowance	3,480,066	(4.4%)	3,624,829	(10.5%)
Research and development credits	75,234	(0.1%)	(100,311)	0.3%
Foreign tax effects	6,337	0.0%	—	0.0%
State and local income taxes, net of federal income tax effect	119	0.0%	119	0.0%
Deferred tax true-ups and other	2,621,284	(3.3%)	(138,300)	0.4%
Total income tax expense (benefit)	$—	0.0%	$—	0.0%

Significant components of the Company's deferred income tax assets and liabilities are as follows:

	As of December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$22,897,396	$16,979,615
Capitalized pre-business expenses	3,819,778	3,860,144
Research and development credits	1,235,627	1,310,860
Equity method investment	32,669	—
Stock-based compensation	438,028	1,019,432
Accrued expenses	143,978	219,423
Inventory reserve	—	282,905
Operating lease liability	—	57,817
Capitalized §174 research and development costs	980,189	1,966,559
Unrealized derivative gain/loss	—	34,368
Total deferred tax assets before valuation allowance	29,547,665	25,731,123
Less valuation allowance	(29,547,665)	(25,386,669)
Total deferred tax assets	—	344,454
Deferred tax liabilities
Fixed assets	—	(295,152)
Right-of-use assets	—	(49,302)
Total deferred tax liabilities	—	(344,454)
Net deferred tax asset (liability)	$—	$—

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

Following the July 2025 enactment of the One Big Beautiful Bill Act and the creation of §174A of the Internal Revenue Code of 1986, as amended, the transition rules gave companies the option to either deduct unamortized domestic research and experimental (R&E) costs from 2022–2024 ratably over a two-year period or deduct them entirely in the first tax year beginning after December 31, 2024. Nuburu disclosed its decision to take the ratable deduction over the tax periods 2025 and 2026.

Due to the Company’s history of cumulative losses and after considering all the available objective evidence, management concluded that it is not more likely than not that all of the Company’s net deferred tax assets will be realized in the future. Accordingly, the Company’s deferred tax assets, which include net operating loss (“NOL”) carryforwards and tax credits related primarily to research and development, continue to be subject to a valuation allowance as of December 31, 2025 and 2024. The Company expects to continue to maintain a full valuation allowance until there is sufficient evidence to support recoverability of its deferred tax assets.

As of December 31, 2025 and 2024, the Company had approximately $96,000,000 and $72,000,000, respectively, of unused federal net operating losses and approximately $77,000,000 and $53,000,000, respectively, of unused state net operating loss carryforwards, that may be applied against future federal and state taxable income. These figures include approximately $2,000,000 of net operating losses as of December 31, 2025 and 2024, that expire in the year 2035 through 2038 with the remainder having an indefinite carryforward yet being subject to 80% limitation as a result of the Tax Cuts and Jobs Act. In addition, the Company had federal research credit carryforwards as of December 31, 2025 and 2024 of approximately $1,000,000, which will expire in the year 2035 through 2044 if not utilized.

As of December 31, 2025 and 2024, the Company has determined that it is more likely than not that the Company will not recognize the future tax benefit of the loss carryforwards and the capital losses, and has recognized a valuation allowance of $29,547,665 and $25,386,669, respectively. The valuation allowance increased by $4,160,996 during the year ended December 31, 2025.

Utilization of the NOL carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended, and similar state provisions. Generally, in addition to certain entity reorganizations, the limitation applies when one or more "5-percent stockholders" increase their ownership, in the aggregate, by more than 50 percentage points over a 36-month time period testing period, or beginning the day after the most recent ownership change, if shorter. The Company has determined that a Section 382 change in ownership occurred during the year ended December 31, 2023. As a result of this change in ownership, we expect that certain of the Company's NOLs may not be utilized in the future to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. However, due to the full valuation allowance recorded as of December 31, 2025, the limitation does not affect the Company's results of operations for the periods presented.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2025	$436,954
Reductions for tax positions of prior years	(25,079)
Balance as of December 31, 2025	$411,875

NOTE 15. NET LOSS PER SHARE

During the year ended December 31, 2025, net loss available to common stockholders included an adjustment for (i) a deemed dividend of $3,076,380 related to the modification of pre-funded warrants and (ii) non-cash interest expense of $10,398,050 related to the subsequent remeasurement of the preferred stock liability after issuance through March 31, 2025 in connection with the reclassification of the preferred stock from mezzanine equity to a current liability on January 31, 2025. For additional information, see Notes 11 and 10, respectively.

Pre-funded warrants are included in basic and diluted weighted-average shares outstanding as they are exercisable for nominal consideration and are considered outstanding common stock equivalents. Contingently issuable shares are included in basic and diluted EPS only when all specified contingencies other than time have been satisfied. Shares issuable in connection with the SEPA are excluded from basic EPS because issuances are contingent on meeting price thresholds, volume limitations, and regulatory caps. As those contingencies were not satisfied as of December 31, 2025, no shares issuable under the SEPA were included in the denominator of basic EPS for the year ended December 31, 2025.

Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised, vested, or converted into Common Stock, and is computed by dividing net income (loss) available to common stockholders by the weighted-average number of shares of Common Stock outstanding during the period, adjusted for the effect of potentially dilutive shares of Common Stock using the treasury stock or if-converted methods, as applicable. Diluted EPS for the years ended December 31, 2025 and 2024 excluded the effect of potentially dilutive shares of Common Stock because the effect of their inclusion would be anti-dilutive or would decrease the reported loss per share.

Basic and diluted EPS presented for the year ended December 31, 2025 includes 85,807 shares of Common Stock that the Company was required to issue but had not yet issued as of December 31, 2025.

The following securities were outstanding during the period but were not included in the computation of diluted EPS because their effect would have been anti-dilutive:

	Year ended December 31,
	2025	2024
December 2025 YA Warrants	30,060,123	—
2025 Offering Placement Agent Warrants	673,617	—
If-converted Common Stock from convertible notes	412,705	3,338,133
2025 Offering Common Stock Warrants	377,460	—
Junior Note Warrants	172,209	172,208
If-converted Common Stock from Series A Preferred Stock(1)	21,933	23,937
Public Warrants	83,722	83,722
June 2023 Senior Note Warrants	67,177	67,177
Stock options outstanding	50,968	43,774
August 2024 Warrants Issued with Junior Notes	3,987	3,987
Unvested restricted stock units	—	915
Total	31,923,901	3,733,853

(1)
Assumed that all shares of Series A Preferred Stock were converted into Common Stock at a conversion rate equal to $0.05 divided by $5.00, representing the maximum number of shares issuable to holders of Series A Preferred Stock.

NOTE 16. SEGMENT REPORTING

Operating segments are defined as components of an entity about which discrete financial information is evaluated regularly by the Chief Operating Decision Maker ("CODM") in deciding how to allocate resources and assess performance. The Company currently operates and manages its business as one business segment, which is dual-use, non-kinetic, and software-orchestrated solutions addressing modern security and resilience challenges across military, governmental, and civilian domains. Accordingly, the Company has one reportable segment. As the Company’s business evolves and changes, it will evaluate any changes to its segment reporting. The Company has a single management team that reports to the Executive Chairman and Co-Chief Executive Officer, the Company's CODM, who comprehensively manages the entire Company. The accounting policies of the segment are the same as those described in the summary of significant accounting policies.

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

The following table shows a reconciliation of the Company’s net loss, including the significant expense categories regularly provided to and reviewed by the CODM, as computed under U.S. GAAP, to the Company’s total net loss in the consolidated statements of operations:

	Year Ended December 31,
	2025	2024

Revenue	$—	$152,127
Cost of revenue:
Materials	3,202	57,867
Direct labor	151,708	1,336,722
Direct job costs	(84,818)	222,835
Overhead	111,281	588,052
Total cost of revenue	181,373	2,205,476
Gross margin	(181,373)	(2,053,349)
Operating expenses:
Research and development	174,559	1,821,816
Selling and marketing	4,671,975	468,074
General and administrative	13,348,686	8,807,651
Total operating expenses	18,195,220	11,097,541
Other segment expenses, net (1)	(60,694,683)	(21,364,864)
Segment net loss	$(79,071,276)	$(34,515,754)

(1)
Other segment expenses, net consist of interest income, interest expense, equity in losses of unconsolidated affiliates, change in fair value of warrant liabilities, change in fair value of derivative liability, change in fair value of convertible note receivable, change in fair value of notes payable, change in fair value of SEPA liability, change in fair value of claims settlement liability, loss on issuance of warrants, loss on issuance of notes payable, loss on issuance of SEPA, loss on extinguishment of accounts payable, loss on extinguishment of notes payable, loss on extinguishment of claims liability, net, loss on settlement related to terminated acquisition, SEPA fees and issuance costs, gain on sale of intellectual property intangible assets, loss on impairment of inventories, property and equipment and operating lease right-of-use asset, interest expense recognized on remeasurement of preferred stock liability and other gain (loss), net.

NOTE 17. SUBSEQUENT EVENTS

Lyocon Acquisition

On January 15, 2026 (the “Lyocon Closing Date”), the Company consummated the previously announced acquisition (the “Lyocon Acquisition”) of all of the ownership interests in Lyocon, an Italian laser-engineering and photonics company specializing in advanced laser sources, precision optical systems and customized laser platforms, from Paola Zanzola (“PZ”) and Alessandro Sala (“AS” and, together with PZ, the “Sellers”). Pursuant to a Purchase and Sale Agreement (the “Lyocon Purchase Agreement”), the Company paid $2,000,000 in consideration (the “Lyocon Consideration”) to the sellers, including (i) $750,000 in cash to the sellers on the Lyocon Closing Date, and (ii) a subordinated convertible note (the “Lyocon Convertible Note”) in the principal amount of $625,000 to each of the sellers, which bears no interest, except in the event of a default, and has a maturity date six months after the Lyocon Closing Date (the “Lyocon Convertible Note Maturity Date”). At the Lyocon Convertible Note Maturity Date, the holder of a Lyocon Convertible Note may elect to convert all or a portion of the outstanding principal amount and accrued interest into shares of the Company’s Common Stock, at a conversion price of $1.47, which equals the VWAP of the Common Stock during the 60 trading days immediately preceding the Lyocon Closing Date, adjusted for the reverse stock split. At the Lyocon Convertible Note Maturity Date, the holder of a Lyocon Convertible Note has the right to request the Company to satisfy all or a portion of the outstanding principal and accrued interest under such Lyocon Convertible Note in cash. The Company may elect to pay all or a portion of the outstanding principal amount and accrued interest under a Lyocon Convertible Note in cash in lieu of shares of Common Stock in the event the VWAP of the Common Stock during the 60 trading days immediately preceding the Lyocon Convertible Note Maturity Date is at least 30% higher than the conversion price.

Under the Lyocon Purchase Agreement, the sellers may receive an earn out payment of up to an aggregate of $1,000,000 (the “Earn-out Cap”), which would be earned over a 5-year period, with potential earn-out payments being made at the end of 2028 and the end of 2030, upon achievement of certain milestones.

The Company may provide $1,000,000 in funding to Lyocon in the form of capital contributions or other debt facility, at the Company’s election (the “Lyocon Funding”), of which $500,000 was paid on the Lyocon Closing Date, $250,000 is due within 12 months of the Lyocon Closing Date, and the remaining $250,000 is due within 24 months of the Lyocon Closing Date, but not later than December 31, 2027. In the event that the Company ceases to hold more than a 50% interest in Lyocon, any unpaid Lyocon Funding amount will become due and payable upon such loss of control of Lyocon. If the Company fails to make a Lyocon Funding payment when due, which is not remedied within 30 days from written notice thereof, the sellers will be entitled to an earn-out amount of 30% of the Earn-out Cap.

Following the Lyocon Closing Date, Lyocon is managed by a board of directors (the “Lyocon Board”) nominated by Nuburu Subsidiary; provided that PZ will be designated as a member of the Lyocon Board for an initial term of 3 years, renewable until the expiration of the five-year business plan developed by the parties. The Lyocon Board is now comprised of Dario Barisoni (Chairman and Executive Director),

Alessandro Zamboni, and PZ (Executive Director). The Sellers are employed as managers of Lyocon and entitled to participate in a management equity incentive plan under which they may receive equity awards for Common Stock to be issued by the Company. Under the management equity incentive plan, (i) if the share price of Common Stock reaches $3.49 for over 20 consecutive trading days in 2026, the participant is entitled to equity awards equal to 0.07% of the Company’s market cap; (ii) if the share price of Common Stock reaches $4.99 for over 20 consecutive trading days in 2026, the participant is entitled to equity awards equal to 0.10% of the Company’s market cap; or (iii) if the share price of Common Stock reaches $9.98 for over 20 consecutive trading days in 2026, the participant is entitled to equity awards equal to 0.15% of the Company’s market cap. The highest target achieved within 2026 determines the value of the equity award for 2026 for each Seller.

Orbit Acquisition and Amendment

As previously announced, in October of 2025, the Company entered into an agreement to acquire Orbit in tranches. Effective as of January 15, 2026, the Company closed on a second tranche of such acquisition, resulting in the Company owning approximately 22% of Orbit. The Board of Directors of Orbit has been reconstituted and is now comprised of Mr. Zamboni (Chairman and Executive Director), Mr. Barisoni, and Anthony D. Sinnott.

Subject to obtaining stockholder approval as required by NYSE American rules and the terms of the Orbit Agreement, the Company agreed to pay the non-cash portion of the Orbit Consideration in the amount of $8,750,000, by December 31, 2026, in the form of convertible preferred shares. On February 9, 2026, the parties to the Orbit Agreement entered into an amendment to issue 10,020,040 shares of Common Stock in lieu of the obligation to issue preferred shares (the “Orbit Amendment”).

Since Orbit is wholly owned by Alessandro Zamboni, the Company’s Executive Chairman and Co-Chief Executive Officer, indirectly through Vanguard, the Orbit Acquisition constitutes a related party transaction under U.S. securities laws and, as a result, the Orbit Acquisition, Orbit Agreement, and Orbit Amendment have been reviewed and approved by the Company’s independent directors and its Audit Committee.

Tekne Transaction

January 2026 Tekne Agreements

As described in Note 7, in November of 2025, the Company entered into a letter of intent with Tekne regarding (i) the establishment of the Network Contract, (ii) the acquisition of an initial 2.9% interest in Tekne, and (iii) provision of the €13,000,000 Tekne Convertible Receivable. Effective as of January 13, 2026, the Company executed definitive agreements implementing the Network Contract, its initial 2.9% investment in Tekne, and the Tekne Convertible Receivable.

Network Contract. The Network Contract has an initial term ending December 31, 2030, which will be renewed on an annual basis thereafter unless a party terminates in writing at least 30 business days prior to December 31st. The Network Contract programs currently include (i) the Americas Program, pursuant to which Tekne is granting exclusive distribution rights for Tekne’s products and solutions within the Americas to Nuburu Defense; (ii) the NATO MENA APAC Program, pursuant to which Tekne will supply its knowledge, workforce, and production and operational facilities, Nuburu Defense will provide guarantees, use its inventory purchasing hub for the purchase of receivables and bear the expenses in connection with legal, marketing, and representation activities and the establishment of regional production sites, and the parties may pursue joint ventures with local companies; and (iii) the Italy Program, which includes the joint study and proposal to Tekne’s customers of the Company's products, the adoption by Tekne of the Company's operational resilience solutions through Orbit, and the possible implementation of cooperation models similar to the ones used in the NATO MENA APAC Program for orders for Italian customers. Activities under the Network Contract will be governed by a Common Body, which is composed of two representatives from each of Tekne and the Company. The Common Body includes Mr. Zamboni and Mr. Barisoni on behalf of the Company, and Ambrogio D’Arrezzo and another individual designated by Mr. D’Arrezzo on behalf of Tekne. Decisions require unanimous agreement of the members of the Common Body. The Company may also provide consultancy services to Tekne in exchange for 8% of the actual amounts used by Tekne under the Tekne Convertible Receivable.

Interest Acquisition. The Company entered into a share transfer and shareholder convertible loan agreement (the “Tekne Purchase Agreement”), with Mr. D’Arrezzo, Carlo Ulacco, and Andrea Lodi, the shareholders of Tekne (collectively, the “Tekne Shareholders”), pursuant to which the Company obtained a 2.9% interest in Tekne from Mr. D’Arrezzo and the Company issued to Tekne the Tekne Convertible Receivable. Under the Tekne Purchase Agreement, Mr. D’Arrezzo agreed to sell a 2.9% interest in Tekne to the Company, in exchange for the issuance of a Subordinated Convertible Note in the principal amount of $1,740,000 (the “Tekne Subordinated Convertible Note”) by the Company to Mr. D’Arrezzo. The Tekne Subordinated Convertible Note may be converted into 1,394,790 shares of Common Stock at a fixed conversion price of $1.25 per share of Common Stock. The Tekne Subordinated Convertible Note has a maturity date of January 31, 2027, bears no interest except in the event of a default, and may not be repaid or redeemed in cash. The Tekne Subordinated Convertible Note may either be converted into shares of Common Stock following the receipt of the Italian government regulatory approvals required to approve the acquisition by the Company of a controlling interest in Tekne, or the Tekne Subordinated Convertible Note will be automatically extinguished upon the exercise of put and call options for the required transfer of the 2.9% interest in Tekne from the Company back to Mr. D’Arrezzo, if the required regulatory approvals are not obtained. Upon the transfer of the 2.9% interest to the Company, an Observer will be appointed to Tekne’s board of directors acceptable to the Company, Mr. Sinnott will remain as a director of Tekne, certain administrative structures will be adopted by Tekne, Tekne will evaluate the adoption of Orbit’s “operational resilience” platform, and Tekne’s financial reporting processes will be adjusted to comply with U.S. GAAP.

Tekne Convertible Receivable. Under the Tekne Purchase Agreement, the Company issued the Tekne Convertible Receivable in the amount of €13,000,000 to Tekne by depositing loaned funds in a bank account pledged by Tekne to the Company. Tekne may use the loan proceeds for certain purposes set forth in the Tekne Purchase Agreement. The Tekne Convertible Receivable has a 4% per annum interest rate and a maturity date of January 13, 2027. Tekne may prepay the Tekne Convertible Receivable in whole or in part without penalty. The Company may request and obtain full repayment of the Tekne Convertible Receivable upon the repeated use of the loan for unapproved purposes, a change of control, or a negative outcome of the Italian government Golden Power review of the Company’s anticipated acquisition of a controlling interest in Tekne. If the required Italian regulatory approvals are obtained, the Company may elect to receive newly issued shares of Tekne equal to a 25% interest in Tekne (the “Capital Increase”) in consideration for issuing the Tekne Convertible Receivable. Any early repayment of the Tekne Convertible Receivable will not reduce the amount of the Capital Increase that the Company is entitled to make. Following the Capital Increase, the Company would own a 27.9% interest in Tekne and would receive governance rights in Tekne consistent with its ownership percentage in Tekne under new by-laws adopted by Tekne.

The Network Contract, Tekne Purchase Agreement, and Tekne Subordinated Convertible Note supersede and replace all prior agreements entered into by the Tekne Shareholders and the Company with respect to the Company’s acquisition of ownership interests in Tekne.

March 2026 Tekne Letter

In a letter, dated March 19, 2026 (the “March Tekne Letter”), among the Company, Nuburu Defense and the Tekne Shareholders, the Company agreed to increase the amount of the Tekne Convertible Receivable from EUR 13,000,000 to EUR 16,692,000, which would represent a 32.1% interest in Tekne. The Company confirmed its intention to file an application to the Presidenza del Consiglio dei Ministri in accordance with the Italian Golden Power regulations (“GP Authorization”) and to make the Capital Increase of EUR 13,000,000, which would represent a 25% interest in Tekne, upon receipt of the GP Authorization. Subject to obtaining GP Authorization, the Company plans to obtain a 60% interest in Tekne from (i) the 2.9% interest obtained from Mr. D’Arrezzo in January 2026, (ii) the conversion of the Tekne Convertible Receivable into a 32.1% interest in Tekne, and (iii) the 25% interest obtained from the Capital Increase. Thereafter, the Company plans to obtain an additional 10% interest in Tekne from the Tekne Shareholders on a pro-rata basis, for EUR 6,000,000 paid in cash, which would result in the Company’s owning a 70% interest in Tekne.

Under the March Tekne Letter, the parties also agreed to (i) as part of a restructuring plan for Tekne under Italian law, a possible purchase or financial lease of an industrial complex located in the Municipality of Ortona (CH) in Contrada Villa Caldari and the development of further business lines between the Company, Nuburu Defense and Tekne, including the manufacture of mobile units for the dual-use production of drones and related components, and (ii) a spin-off from Tekne of its equity interest in Turismo Italia S.r.l. and certain vehicles. The Company, Nuburu Defense, and the Tekne Shareholders plan to negotiate in good faith and enter into definitive agreements to complete the transactions set forth in the March Tekne Letter.

Heckler & Koch AG Investment

As part of ongoing efforts to invest the Company's assets to build out its Defense and Security Platform, on February 6, 2026, we entered into a Securities Purchase Agreement (the “H&K Investment Agreement”) with Brick Lane pursuant to which we acquired from Brick Lane 295,000 shares (or approximately 0.8% of the outstanding common shares) of Heckler & Koch AG (“H&K”), a leading manufacturer of small firearms for NATO and EU countries whose shares are listed on Euronext Paris under the ticker MLHK, for an aggregate purchase price of $15,000,000, which was paid by Subordinated Convertible Note (the “H&K Investment Note”). The H&K Investment Note bears no interest except in the event of a default, has a March 19, 2027 maturity date, and is convertible for $0.756 per share, which was the closing volume-weighted average price on the day prior to the execution date of the H&K Investment Agreement, adjusted for the reverse stock split. Conversion of the note is limited in the event stockholder approval or an increase in authorized shares is required, or when conversion would result in Brick Lane and its affiliates beneficially owning more than 9.9% of our then outstanding shares of Common Stock. The H&K Investment Note is subordinate to (i) the currently outstanding Series A Preferred Stock, solely with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company, and (ii) the December 2025 YA Debenture. We are also required to file a registration statement for the resale of shares of common stock issuable upon conversion of the H&K Investment Note, which we anticipate will occur in April.

Transfer of Outstanding Preferred Stock

As part of our ongoing efforts to eliminate liabilities and return to compliance with NYSE stockholder equity requirements, on February 6, 2026, we entered into an exchange agreement with Indigo Capital, pursuant to which we agreed to issue a pre-funded warrant (the “Indigo Pre-Funded Warrants”) in exchange for the transfer of 844,938 shares of our Series A Preferred Stock held by Indigo into our treasury (the “Indigo Exchange Agreement”). The 11,176,650 number of shares of Common Stock issuable under the Indigo Pre-Funded Warrants for a nominal exercise price of $0.0005 per share was determined using the closing volume-weighted average price on the day prior to the execution date of the Indigo Exchange Agreement. In accordance with the terms of the Indigo Pre-Funded Warrants, we may not issue or sell any shares of common stock to Indigo Capital under the Indigo Pre-Funded Warrants which would result in Indigo Capital and its affiliates beneficially owning more than 4.99% of the then outstanding shares of common stock. The Indigo Pre-Funded Warrants are exercisable immediately for three years until February 6, 2029.

February 2026 Offering

On February 17, 2026, the Company consummated a best efforts public offering (the "February 2026 Offering") of an aggregate of (i) 11,699,227 shares of Common Stock of the Company, (ii) pre-funded warrants (the "February 2026 Offering Pre-Funded Warrants") to purchase up to 10,162,680 shares of Common Stock (the "February 2026 Pre-Funded Warrant Shares"), and (iii) warrants (the "February 2026 Offering Common Warrants") to purchase up to 32,792,859 shares of Common Stock ("February 2026 Offering Common Warrant Shares"). Each purchaser of Shares (or February 2026 Offering Pre-Funded Warrants in lieu of Shares) received a February 2026 Offering Common Warrant exercisable for 150% of the aggregate number of Shares (or February 2026 Offering Pre-Funded Warrants in lieu of Shares) acquired by such purchaser. The combined offering price for each share of Common Stock and February 2026 Offering Common Warrant was $0.5489, and the combined offering price for each February 2026 Offering Pre-Funded Warrant and accompanying February 2026 Offering Common Warrant was $0.5484. The February 2026 Offering Pre-Funded Warrants have an exercise price of $0.0005 per share, are exercisable immediately and expire when exercised in full. Each February 2026 Offering Common Warrant has an exercise price per share equal to $0.6587 from the issuance date until the six-month anniversary of the issuance date and $0.5489 from the six-month anniversary of the issuance date until the five-year expiration date. The February 2026 Offering Common Warrants will be exercisable immediately for up to 18,218,255 February 2026 Offering Common Warrant Shares on a first come, first serve basis, with exercises for additional amounts being subject to the Company's having a sufficient number of available authorized shares.

The net proceeds of the February 2026 Offering, after deducting the fees and expenses of the February 2026 Placement Agent (as defined and described below) and other offering expenses payable by the Company, were approximately $11,000,000. The Company intends to use the net proceeds from the February 2026 Offering to pursue its announced business plans and for working capital and general corporate purposes.

In connection with the February 2026 Offering, on February 12, 2026, the Company entered into a Securities Purchase Agreement (the "February 2026 Purchase Agreement") with institutional investors. Pursuant to the February 2026 Purchase Agreement, the Company agreed not to issue, enter into any agreement to issue or announce the issuance or proposed issuance of any shares of Common Stock or any securities convertible into or exercisable or exchangeable for shares of Common Stock or file any registration statement or prospectus, or any amendment or supplement thereto for 60 days after the closing date of the February 2026 Offering, subject to certain exceptions. The Company agreed not to effect or enter into an agreement to effect any issuance of Common Stock or any securities convertible into or exercisable or exchangeable for shares of Common Stock involving a Variable Rate Transaction (as defined in the February 2026 Purchase Agreement) until the earlier of six months from the date of the February 2026 Purchase Agreement or the date as of which the purchasers no longer hold at least 75% of the securities acquired under the February 2026 Purchase Agreement, subject to certain exceptions. Additionally, in connection with the February 2026 Offering, each of the officers and directors of the Company entered into lock-up agreements, pursuant to which they agreed not to sell or transfer any of the Company securities they hold, subject to certain exceptions, during the 60 days following the closing of the February 2026 Offering.

The February 2026 Purchase Agreement contains customary representations, warranties, agreements, and indemnification obligations of the Company. The representations, warranties and covenants contained in the February 2026 Purchase Agreement were made only for the purposes of such agreement and as of specific dates, were solely for the benefit of the parties to such agreement and may be subject to limitations agreed upon by the contracting parties. A holder will not have the right to exercise any portion of the February 2026 Offering Common Warrants or February 2026 Offering Pre-Funded Warrants if the holder (together with its affiliates) would beneficially own in excess of 4.99% or 9.99%, as applicable, of the number of shares of Common Stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the February 2026 Offering Common Warrants or the February 2026 Offering Pre-Funded Warrants, respectively.

Pursuant to a Placement Agency Agreement (the "February 2026 Placement Agency Agreement") with Joseph Gunnar and Co., LLC (the "February 2026 Placement Agent"), the Company agreed to (i) pay a total cash fee equal to up to seven and a half percent (7.5%) of the aggregate gross proceeds raised in the February 2026 Offering for amounts up to and including $10,000,000, and an additional cash fee equal to six percent (6.0%) of the gross proceeds raised in the February 2026 Offering for amounts in excess of $10,000,000, (ii) reimburse for reasonable accountable and out-of-pocket expenses incurred relating to the February 2026 Offering up to $60,000, unless otherwise agreed, and (iii) issue to the February 2026 Placement Agent or its designees warrants (the "February 2026 Offering Placement Agent Warrants") to purchase up to an aggregate of 437,239 shares of Common Stock (the "Placement Agent Warrant Shares"). The February 2026 Offering Placement Agent Warrants have an exercise price of $0.6861 per share (which represents 125% of the combined public offering price per Share and accompanying February 2026 Offering Common Warrant), are exercisable beginning six months from the date of issuance and expire on the five-year anniversary of the closing date of the February 2026 Offering.

The shares of Common Stock, the February 2026 Offering Pre-Funded Warrants, the February 2026 Offering Pre-Funded Warrant Shares, the February 2026 Offering Common Warrants and a portion of the February 2026 Offering Common Warrant Shares were offered by the Company pursuant to a Registration Statement on Form S-1 filed with the SEC on February 10, 2026, under the Securities Act (File No. 333-293338), and declared effective by the SEC on February 12, 2026. The Company has agreed to maintain an effective registration statement for the resale of the initial February 2026 Offering Common Warrant Shares by investors and intends to file a registration statement in the future to register the remaining February 2026 Offering Common Warrant Shares not registered on this registration statement and the February 2026 Offering Placement Agent Warrant Shares. If at any time after the February 2026 Offering the February 2026 Offering Common Warrant Shares are not registered, a holder may exercise its February 2026 Offering Common Warrants on a cashless basis, subject to beneficial ownership limitations in the February 2026 Offering Common Warrants and the increase in available authorized shares.

February 2026 Reverse Stock Split

Trading of the Company’s Common Stock was halted by NYSE American on February 13, 2026, because the trading price dropped below NYSE American’s Minimum Trading Price of $0.10. The Company is conducting the February 2026 Reverse Stock Split immediately in order to return to compliance with the Minimum Trading Price requirement.

The February 2026 Reverse Stock Split became effective on February 27, 2026 (the “Effective Date”) after the close of market and that the Common Stock began trading on a split-adjusted basis at the commencement of trading on March 2, 2026 under the Company’s existing trading symbol “BURU.” The Common Stock was assigned a new CUSIP number, 67021W 400, in connection with the February 2026 Reverse Stock Split.

Prior to the February 2026 Reverse Stock Split, the Company had approximately 609,081,058 shares of Common Stock outstanding. After the February 2026 Reverse Stock Split, the Company has approximately 122,060,332 shares outstanding. On the Effective Date, the total number of shares of Common Stock was exchanged for the number of shares of Common Stock equal to (i) the number of issued and outstanding shares of Common Stock immediately prior to the February 2026 Reverse Stock Split, divided by (ii) 4.99, with such resulting number of shares rounded up to the nearest whole share. As a result, no fractional shares were issued in connection with the February 2026 Reverse Stock Split. Also on the Effective Date, all equity awards outstanding immediately prior to the February 2026 Reverse Stock Split were adjusted to reflect the February 2026 Reverse Stock Split.

The February 2026 Reverse Stock Split was effected pursuant to the Company’s filing of a Certificate of Amendment with the Secretary of State of the State of Delaware prior to the Effective Date. The Company is authorized to issue 900,000,000 shares of Common Stock and 50,000,000 shares of Preferred Stock. There was no change to the number of authorized shares of capital stock of the Company. The February 2026 Reverse Stock Split had no effect on the par value of the Common Stock or the Preferred Stock.

Immediately after the February 2026 Reverse Stock Split, each stockholder’s percentage ownership interest in the Company and proportional voting power was unchanged, except for minor changes and adjustments that resulted from the treatment of fractional shares. The rights and privileges of the holders of shares of Common Stock were unaffected by the February 2026 Reverse Stock Split.

Maddox Joint Venture

On February 26, 2026, the Company and Nuburu Defense entered into a Contractual Joint Venture Agreement (the “Maddox Agreement”), with Maddox, pursuant to which the Company and Maddox have established a contractual joint venture for the development of a modular, containerized, mobile additive manufacturing platform capable of producing drone components, pods, mission-critical structural parts and related components for defense and security applications (the “Maddox Program” or the “Maddox Product”).

Under the Maddox Agreement, the Maddox Program is structured in two phases. Phase I is the development phase, during which the Company will fund up to $4,000,000 (the “Development Funds”) for Maddox’s development of the first full operating container at its U.S. facility. The Company will be entitled to a governance, supervision, accounting, compliance and reporting allocation (the “Governance Allocation”) equal to 10% of the Development Funds. The Company is entitled to a total reimbursable amount (the “Reimbursable Amount”) consisting of the Development Funds actually funded and the Governance Allocation applicable to such Development Funds. During Phase I, a Steering Committee consisting of two representatives appointed by each of the Company and Maddox will supervise the execution of the Maddox Program. Decisions of the Steering Committee require majority approval and, in the event of a deadlock, the parties must follow the processes set forth in the Maddox Agreement. Phase I will continue until the Maddox Product has successfully completed factory and site acceptance testing and has been certified as market-ready by the Steering Committee.

Phase II is the commercialization phase, during which the parties will form a new entity (“NewCo”) that will be owned 60% by the Company and 40% by Maddox. NewCo will be governed by a board consisting of five members, three of whom are appointed by the Company and two of whom are appointed by Maddox. NewCo will be the exclusive commercial vehicle for sales and production of the Maddox Product. During Phase II, until the Reimbursable Amount has been fully repaid to the Company, all distributable profits of NewCo will be allocated to the Company and Maddox’s 40% equity interest in NewCo will be pledged in favor of the Company. Thereafter, distributions will be made in accordance with ownership percentages. NewCo will serve as prime contractor for U.S. and European Union (“EU”)/NATO contracts to the extent permissible; provided that, if necessary, Maddox may act as prime contractor on behalf of NewCo for U.S. contracts and the Company or Tekne S.p.A., pursuant to a technology transfer agreement with the Company, may act as prime contractor on behalf of NewCo for EU/NATO contracts. Maddox will lead commercial engagement in the U.S. and the Company will lead commercial engagement in the EU and NATO territories.

The Maddox Agreement has an initial five-year term and will automatically renew for successive one-year terms unless a party provides notice of non-renewal at least 90 days prior to the expiration of the current term. The Maddox Agreement contains customary representations, warranties, confidentiality provisions, indemnification and insurance obligations, deadlock procedures, provisions defining material breach and gross negligence by a party, and termination provisions.

Cooperation Agreement with Beryl

On March 3, 2026, Nuburu Defense entered into an International Cooperation Agreement (“Beryl Agreement”) with Tekne and Engineering Bureau Beryl LLC (“Beryl”), pursuant to which the parties will collaborate to support the deployment in Ukraine of a high-performance vehicle developed and manufactured by Tekne based on the Graelion platform, known as the “Tekne Graelion” (the “Graelion Product”). The Beryl Agreement provides a framework for the qualification, deployment, and coordinated industrial scaling of the Graelion Product in Ukraine. Tekne and Nuburu Defense are parties to the Network Contract, which is a specific form of joint-venture contractual agreement under Italian law, and this program is being entered into by Tekne and Nuburu Defense in connection with the Network Contract.

Beryl, a Ukrainian industrial company currently producing and supplying vehicles to Ukrainian military forces, is expected to verify compliance of the Graelion Product with the characteristics stated by the manufacturer, carry out mission-specific kit integration to bring the Graelion Product into conformity with the technical requirements of state customers in Ukraine, and demonstrate the Graelion Product to potential customers. Tekne will be the sole provider of the Graelion Product chassis and core technology required to operate the Graelion Product.

The Beryl Agreement provides a two-year exclusivity period during which (i) Beryl is prohibited from representing any product that competes with the Graelion Product, except for contracts entered into by Beryl prior to the effective date of the Beryl Agreement, and (ii) Tekne will not enter into negotiations with any other third party with respect to the deployment of the Graelion Product in Ukraine or development of the mission-specific kit integration of the Graelion Product. Under the Beryl Agreement, and as part of the Network Contract, Nuburu Defense and Tekne will establish a joint representative office in Kyiv to serve as the program’s operational, industrial and compliance coordination center. Under the Beryl Agreement, Nuburu Defense may provide capital, advance payments, and procurement support, enabling Tekne to acquire materials and components for the Graelion Product. Nuburu Defense and Tekne will jointly assess and determine the economic feasibility of any transaction involving the Product, including pricing, margin structure and overall program profitability thresholds.

SYME 3 Bond Subscription Agreement

On March 12, 2026, the Company entered into a Bond Subscription Agreement (the “SYME 3 Agreement”), with SYME 3, pursuant to which the Company agreed to subscribe and pay for initial bonds issued by SYME 3 in the nominal value of €5,250,000 with a maturity date in March 2029 (the “Initial Bonds”) for a subscription price of €5,250,000. SYME 3 is an affiliate of SYME. The full subscription price was paid on the issuance date by the offset of €4,824,294 in payments previously made by the Company to SYME 3 in September through November 2025 as SYME inventory advances.

SYME 3 may issue up to €30,000,000 in variable rate bonds due March 2029 (the “Bonds”), including the Initial Bonds, in order to fund inventory requirements of Tekne. The Bonds are held in dematerialized form with Euronext Securities Milan. The Bonds are obligations solely of SYME 3 and are secured by security interests in a Pegno Non Possessorio (a non-possessory pledge) under Italian law over the inventory of Tekne acquired with such funds and future receivables linked to such inventory; a pledge agreement over a bank account opened by SYME 3 entered into by SYME 3, as pledgor, and the Company, as secured creditor; and a pledge agreement over receivables and assignment of VAT receivables entered into by SYME 3, as pledgor, and the Company, as secured creditor. The Bonds accrue interest daily at a rate of 3-month Euro Interbank Offered Rate plus 7.5% per annum plus any additional margin (as provided in the SYME 3 Agreement), subject to a cap of 12% per annum, until the final maturity date in March 2029 (the “Final Maturity Date”). Interest payments are due on the 8th day of January, April, July and October, with the first payment date on July 8, 2026. Unless the Bonds are redeemed earlier, SYME 3 will redeem the Bonds at their principal amount outstanding at the Final Maturity Date. SYME 3 may redeem the Bonds early (i) at its option beginning after the first anniversary of the issuance date or (ii) in whole with 120 days’ notice without penalty on any bond payment date after the date of imposition of certain tax withholdings or deductions as set forth in the SYME 3 Agreement. The Company (or, if applicable, the representative of the bondholders, including the Company) may request mandatory redemption on a bond payment date upon giving at least 120 days’ notice prior to such bond payment date. The Bonds are freely transferable to a person or entity that qualifies as a “Professional Investor” under Italian law.