Form 10-K/A
period 2025-12-31
Nuburu, Inc.
filed 2026-04-28
CIK 1814215

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

Documents Incorporated by Reference

None.

EXPLANATORY NOTE

Nuburu, Inc. (referred to herein as the “Company,” “Nuburu,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the year ended December 31, 2025, originally filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2026 (the “Original 10-K”), to include the information required by Items 10 through 14 of Part III of Form 10-K and amend Item 15 of Part IV of the Original 10-K to update the exhibit list. The information required by Items 10 through 14 of Part III of Form 10-K was previously omitted from the Original 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference to our definitive proxy statement if such proxy statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment to include Part III information in our Form 10-K because a definitive proxy statement containing such information may not be filed by the Company within 120 days after the end of the fiscal year covered by the Form10-K.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about Our Board of Directors and Executive Officers

Board of Directors

The following sets forth certain information, as of April 24, 2026, about each member of our Board of Directors (the “Board”), including a discussion of their specific experience, qualifications, attributes, or skills that led to the conclusion that they should serve as directors.

Name	Age	Position(s)	Position Since
Alessandro Zamboni	47	Executive Chairman Co-CEO	2025
Dario Barisoni	58	Director Co-CEO	2025
Matteo Ricchebuono	50	Director	2025
Shawn Taylor	63	Director	2025

Alessandro Zamboni is Chairman of the Board and Co-CEO of the Company. He also serves as Co-CEO and director of Nuburu Subsidiary, Inc., Chairman of Nuburu Defense, LLC, and a director of Lyocon S.r.l (“Lyocon”), a wholly-owned subsidiary of Nuburu Subsidiary, Inc. Mr. Zamboni worked for 11 years from 2003 to 2014 as equity partner and managing director of the management consulting company NIKE Group S.p.A., now part of Accenture, which specializes in regulatory and internal controls for banks and insurance firms. In 2014, Mr. Zamboni founded The AvantGarde Group, a venture builder based in Milan, Italy, which launched “Supply@ME,” a working capital (inventory) monetization platform listed on the UK Main Market since 2020, and “RegTech Open Project,” an operational resilience software platform recently listed on the UK Main Market. He is also the founding member of DevoLab, the SDA Bocconi’ think tank group focused on exponential technologies and innovations. Mr. Zamboni has served as the Chief Executive Officer of Supply@ME Capital plc. since March 2020 and has served since January 2025 as Executive Director of Orbit S.r.l. (“Orbit”), formerly known as 1AF2 S.r.l., an Italian software company specializing in digitalizing operational resilience solutions for mission-critical corporations, which is owned approximately 22% by Mr. Zamboni and approximately 78% by the Company. Mr. Zamboni holds a Bachelor of Arts (BA) degree in Economics from the University of Turin in Turin, Italy.

We believe Mr. Zamboni is qualified to serve on the Board based on his extensive experience with strategic investing, capital raising, and business consulting.

Dario Barisoni has served as Co-CEO of the Company since 2025. He also serves as Co-CEO and director of Nuburu Subsidiary, Inc., CEO of Nuburu Defense, LLC, Chairman of Lyocon, and a director of Orbit. He brings over two decades of expertise in the technology sector, with a focus on optoelectronics, electronics, and international business. His career spans senior leadership roles across Europe, the Middle East, and Asia, with a strong track record in market expansion, mergers and acquisitions, internationalization, and establishing international joint ventures and partnerships. He has served as the Co-founder and Managing Director of Bionexus, a start-up with a focus on mergers and acquisitions in the healthcare sector, since 2024; Managing Partner of 2Invest, an investment company with focus in the Energy, Technology, IT sectors and financial services, since 2023. Prior to founding Bionexus and 2Invest, from 2012 to 2023, Mr. Barisoni served as CEO Middle East and Asia to SIAE Microelectronica, a global telecom supplier specializing in digital high-tech infrastructures for utility companies and telecom operators. As regional CEO, Mr. Barisoni established and expanded several subsidiaries across Asia and the Middle East, led multi-million-dollar telecom infrastructure projects, spearheaded sales and business development for Asia and the Middle East, and led legal, financial, operational, sales and human resources departments. Prior to this role, he has held executive positions for a range of European based, technology manufacturing companies including the German Rohde & Schwarz, Marconi plc, and Pirelli Cables and Systems (now Prysmian). He was also a director of Arpa fzco, a start-up with a focus on mergers and acquisitions, internationalization processes, and general services. Mr. Barisoni has also served as a Board Member of the Italian Business Council UAE, a Dubai organization that associates all of the Italian enterprises operating or doing business in the country, since 2021; and as a Board Member of the Italian Chamber of Commerce to South East Asia since 2009. Mr. Barisoni holds an Executive MBA from POLIMI Graduate School of Management, Milan, Italy and a Master of Science in Optoelectronic Engineering from Politecnico di Milano, Milan, Italy.

We believe Mr. Barisoni is qualified to serve on the Board due to his extensive leadership experience, corporate transactional and growth expertise, and knowledge of the technology and manufacturing sectors.

Matteo Ricchebuono was the sole administrator of SFE Société Financière Européenne SA, a financial holding and advisory company, from January 2024 until his resignation in November 2025, but continues to serve in prorogatio. Mr. Ricchebuono has also served since May 2014 as a member of the Board Monaco MC of Groupe Financier de Gestion SAM, which is the investment manager of GFG Funds, a Luxembourg SICAV that manages four fixed income-focused funds available for European distribution. Prior to this role, Mr. Ricchebuono was a partner of Global Funds Europe in London, United Kingdom (UK), from March 2014 through February of 2020. Global Funds Europe acts as a distributor of third-party investment funds to Italian institutional investors and is the sole distributor for Lazard Feres Gestion in Italy. Prior to this role, Mr. Ricchebuono was in the Institutional Client Group and in the Debt Capital Market Group with Deutsche Bank in London, UK, from April 2006 through January 2014. Prior to this role, Mr. Ricchebuono was with UBS in London, UK, from July 2005 through March 2006. Mr. Ricchebuono also served at the retail desk of Banca IMI in Milan, Italy, which developed a range of retail financial products. Mr. Ricchebuono holds a Masters degree in Economics from the Bocconi University in Milan, Italy.

We believe Mr. Ricchebuono is qualified to serve on the Board based on his extensive experience in the financial services industry and capital raising.

Shawn Taylor is a seasoned fractional Chief Financial Officer with over 20 years of experience in SaaS Technology, Media, and high-value intellectual property sectors. With a track record of success in both start-up and scale-up environments, he has played pivotal roles in venture capital-funded and publicly traded companies. His expertise encompasses corporate finance, initial public offerings, equity and debt financings, strategic restructurings, and merger and acquisition transactions. Mr. Taylor served as Chief Financial Officer for the following companies: Bolt Global Media Ltd, a Web3 technology company, from August 2022 to December of 2023; Quickmove Ltd., an online luxury goods resale platform handling the end to end sale of second hand designer goods for consumers, from January of 2021 to February 2022; Gibbs Hybrid Ltd., a recruitment and outsourcing business focused on the supply of high quality talent to financial and technology blue chip customers, from August of 2019 to December 2020; and Abal plc (formerly Imaginatik plc) from August 2005 to August 2019. Mr. Taylor’s career highlights include spearheading the initial public offering of Imaginatik on the London Stock Exchange’s AIM market, scaling businesses to significant revenue growth and negotiating high-value trade sales. Mr. Taylor has been a fellow of and is a Chartered Accountant with the Institute of Chartered Accountants in England and Wales since 1990. Mr. Taylor holds a BSc in Geography from Kings College, London University.

We believe Mr. Taylor is qualified to serve on the Board due to his extensive financial expertise, knowledge of the capital markets and substantive experience in growing technology companies.

Executive Officers

The following is biographical information for our executive officers, including their ages as of April 24, 2026.

Name	Age	Position
Alessandro Zamboni	47	Executive Chairman and Co-CEO
Dario Barisoni	58	Co-CEO

Alessandro Zamboni is the Company's Executive Chairman, Co-CEO and a member of the Board. Please see Mr. Zamboni’s biography set forth above in the section titled “Board of Directors.”

Dario Barisoni is the Company’s Co-CEO and a member of the Board. Please see Mr. Barisoni’s biography set forth above in the section titled “Board of Directors.”

Code of Business Conduct and Ethics

Our Board has adopted a code of business conduct and ethics (the “Code of Conduct”), applicable to all of our employees, executive officers and directors. The Code of Conduct is available on our website. Information contained on or accessible through our website is not a part of this proxy statement. The N&CG Committee is responsible for overseeing the Code of Conduct and must approve any waivers of the Code of Conduct for employees, executive officers and directors. We expect that any amendments to the Code of Conduct, or any waivers of its requirements, will be disclosed on our website.

Corporate Governance Guidelines

We believe in sound corporate governance practices and have adopted formal Corporate Governance Guidelines to enhance our effectiveness. Our Board adopted these Corporate Governance Guidelines to ensure that it has the necessary practices in place to review and evaluate our business operations as needed and to make decisions that are independent of our management. The Corporate Governance Guidelines are also intended to align the interests of directors and management with those of our stockholders. The Corporate Governance Guidelines set forth the practices our Board follows with respect to board and committee composition and selection, board meetings, Chief Executive Officer performance evaluation and management development and succession planning for senior management, including the Co-Chief Executive Officer positions, as well as minimum shareholding requirements for our officers and directors. A copy of our Corporate Governance Guidelines is available on the “Corporate Governance” section of our website.

Insider Trading Policy

The Board has adopted an insider trading policy and procedures governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, employees and consultants that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and the NYSE American listing standards. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to the Original 10-K.

Leadership Structure of the Board of Directors

Our Board does not have a formal policy regarding the separation of the roles of Chief Executive Officer and Chairperson of the Board, as our Board believes that it is in the best interest of the Company to make that determination based on the direction of the Company and the current membership of the Board. The Board believes that our stockholders are best served at this time by having Mr. Zamboni serve as Executive Chairman and Co-CEO of the Company as well as the Chairman of our Board. The Board will continue to evaluate whether to appoint a lead independent director and may do so in the future.

Role of Board of Directors in Risk Oversight Process

One of the key functions of the Board is informed oversight of our risk management process. The Board does not have a standing risk management committee, but rather administers this oversight function directly through the Board as a whole, as well as through various standing committees of the Board that address risks inherent in their respective areas of oversight. In particular, the Board is responsible for monitoring and assessing strategic risk exposure and the Audit Committee has the responsibility to consider and discuss our major financial risk exposures and the steps management will take to monitor and control such exposures, including guidelines and policies to govern the process by which risk assessment and risk management is undertaken.

The Audit Committee also is responsible for oversight of our disaster recovery procedures and cybersecurity risks. The Company’s Compensation Committee also assesses and monitors whether the Company’s compensation plans, policies and programs comply with applicable legal and regulatory requirements.

Board Committees

The Company’s Board has three standing committees - an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee. Copies of the charters for each committee are available on the Company’s website, provided that nothing at such website is incorporated herein.

The following table provides information on the Board’s committee memberships as of April 24, 2026:

Name	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee	Independent
Alessandro Zamboni
Dario Barisoni
Matteo Ricchebuono	X	Chair	Chair	X
Shawn Taylor	Chair	X	X	X

Audit Committee

The Company’s Audit Committee consists of Shawn Taylor and Matteo Ricchebuono. Our Audit Committee currently consists of two directors. The Board has determined that each of the members of the Audit Committee satisfies the independence requirements of NYSE American and Rule 10A-3 under the Exchange Act and is able to read and understand fundamental financial statements in accordance with NYSE American’s Audit Committee requirements. In arriving at this determination, the Board examined each Audit Committee member’s scope of experience and the nature of his prior and/or current employment.

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

The functions of the Audit Committee include, among other things:

•
evaluating the performance, independence and qualifications of our independent auditors and determining whether to retain our existing independent auditors or engage new independent auditors;
•
reviewing our financial reporting processes and disclosure controls;
•
reviewing and approving the engagement of our independent auditors to perform audit services and any permissible non-audit services;
•
reviewing the adequacy and effectiveness of our internal control policies and procedures, including the responsibilities, budget, staffing and effectiveness of our internal audit function;
•
reviewing with the independent auditors the annual audit plan, including the scope of audit activities and all critical accounting policies and practices to be used by the Company;
•
obtaining and reviewing at least annually a report by our independent auditors describing the independent auditors’ internal quality control procedures and any material issues raised by the most recent internal quality-control review;
•
monitoring the rotation of partners of our independent auditors on our engagement team as required by law;
•
prior to engagement of any independent auditor, and at least annually thereafter, reviewing relationships that may reasonably be thought to bear on its independence, and assessing and otherwise taking the appropriate action to oversee the independence of our independent auditor;
•
reviewing our annual and quarterly financial statements and reports, including the disclosures contained in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of such periodic reports, and discussing the statements and reports with our independent auditors and management;
•
reviewing with our independent auditors and management significant issues that arise regarding accounting principles and financial statement presentation and matters concerning the scope, adequacy, and effectiveness of our financial controls and critical accounting policies;
•
reviewing with management and our auditors any earnings announcements and other public announcements regarding material developments;
•
establishing procedures for the receipt, retention and treatment of complaints received by the Company regarding financial controls, accounting, auditing or other matters;
•
preparing the report that the SEC requires in our annual proxy statement;
•
reviewing and providing oversight of any related party transactions in accordance with our related party transactions policy and reviewing and monitoring compliance with legal and regulatory responsibilities, including our code of ethics;
•
reviewing our major financial risk exposures, including the guidelines and policies to govern the process by which risk assessment and risk management is implemented; and
•
reviewing and evaluating on an annual basis the performance of the Audit Committee and the Audit Committee Charter.

Compensation Committee

Our Compensation Committee consists of Shawn Taylor and Matteo Ricchebuono. The Company’s Board has determined that each of the members of the Compensation Committee is a non-employee director, as defined in Rule 16b-3 promulgated under the Exchange Act, and satisfies the independence requirements of NYSE American.

The functions of the Compensation Committee include, among other things:

•
reviewing and approving the corporate objectives that pertain to the determination of executive compensation;
•
reviewing and approving the compensation and other terms of employment of our executive officers;
•
reviewing and approving performance goals and objectives relevant to the compensation of our executive officers and assessing their performance against these goals and objectives;
•
making recommendations to our Board regarding the adoption or amendment of equity and cash incentive plans and approving amendments to such plans to the extent authorized by our Board;
•
reviewing and making recommendations to our Board regarding the type and amount of compensation to be paid or awarded to our non-employee board members;
•
reviewing and assessing the independence of compensation consultants, legal counsel and other advisors as required by Section 10C of the Exchange Act;
•
administering our equity incentive plans, to the extent such authority is delegated by our Board;
•
reviewing and approving the terms of any employment agreements, severance arrangements, change in control protections, indemnification agreements and any other material arrangements for our executive officers;

•
reviewing with management our disclosures under the caption “Compensation Discussion and Analysis” in our periodic reports or proxy statements to be filed with the SEC, to the extent such caption is included in any such periodic report or proxy statement;
•
preparing an annual report on executive compensation to be included in our annual proxy statement, to the extent required by the SEC; and
•
reviewing and evaluating on an annual basis the performance of the Compensation Committee and recommending such changes as deemed necessary with our Board.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee (the “N&CG Committee”) consists of Shawn Taylor and Matteo Ricchebuono. Our Board has determined that each of the members of our N&CG Committee satisfies the independence requirements of NYSE American. The functions of the N&CG Committee include, among other things:

•
identifying, reviewing and making recommendations of candidates to serve on our Board;
•
evaluating the performance of our Board, committees of our Board and individual directors and determining whether continued service on our Board is appropriate;
•
evaluating nominations by stockholders of candidates for election to our Board;
•
evaluating the current size, composition and organization of our Board and its committees and making recommendations to our Board for approvals;
•
developing a set of corporate governance policies and principles and recommending to our Board any changes to such policies and principles;
•
reviewing issues and developments related to corporate governance and identifying and bringing to the attention of our Board current and emerging corporate governance trends; and
•
reviewing periodically the N&CG Committee charter, structure and membership requirements and recommending any proposed changes to our Board, including undertaking an annual review of its own performance.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires that our directors, executive officers, and greater than 10% stockholders file reports with the SEC relating to their beneficial ownership of our securities. These reports are commonly referred to as Form 3, Form 4 and Form 5 reports. Based solely on a review of forms filed with the SEC and written representations from the reporting persons, we believe that for the year ended December 31, 2025, there was (i) the late filing of a Form 3 on February 5, 2026 for Dario Barisoni in connection with his appointment as a director on December 31, 2024, (ii) the filing of a Form 5 on February 5, 2026 for Dario Barisoni with respect to two transactions on October 1, 2025; (iii) the late filing of a Form 3 on February 5, 2026 for Shawn Taylor in connection with his appointment as a director on December 31, 2024, (iv) the filing of a Form 5 on February 5, 2026 for Shawn Taylor with respect to one transaction on October 1, 2025; (iii) the late filing of a Form 3 on February 13, 2026 for Matteo Ricchebuono in connection with his appointment as a director on April 30, 2024, (iv) the filing of a Form 5 on February 13, 2026 for Matteo Ricchebuono with respect to one transaction on October 1, 2025; (v) the late filing of a Form 3 on April 22, 2026 for Alessandro Zamboni in connection with his appointment as a director on April 30, 2024; and (vi) the late filing of a Form 4 on April 22, 2026 for Alessandro Zamboni with respect to one transaction on October 1, 2025 and one transaction on December 31, 2025.

ITEM 11. EXECUTIVE COMPENSATION

Executive Officer Compensation

The following is a discussion and analysis of compensation arrangements of our named executive officers, or “NEOs.” As a “smaller reporting company” as defined in SEC rules, we are not required to include a Compensation Discussion and Analysis section and have elected to comply with the scaled disclosure requirements applicable to smaller reporting companies.

We seek to ensure that the total compensation paid to our executive officers is reasonable and competitive. Compensation of our executives is structured around the achievement of individual performance and near-term corporate targets as well as long-term business objectives.

Our NEOs for the year ended December 31, 2025 are as follows:

•
Alessandro Zamboni, Executive Chairman and Co-Chief Executive Officer
•
Dario Barisoni, Co-Chief Executive Officer;
•
Brian Knaley, former Chief Executive Officer; and
•
Brian Faircloth, former Chief Operating Officer.

We effected a reverse stock split on February 27, 2026, and our Common Stock began trading on a 1-for-4.99 split-adjusted basis (with every 4.99 shares being converted into a single share) at the commencement of trading on March 2, 2026 (the “2026 Reverse Stock Split”). Unless otherwise stated, information in this Annual Report on Form 10-K reflects the impact of the 2026 Reverse Stock Split.

Summary Compensation Table

The following table sets forth total compensation paid to our named executive officers for the years ended December 31, 2025, and December 31, 2024.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)	All Other Compensation ($) (3)	Total ($)
Alessandro Zamboni (4)	2025	$380,000	$530,000	$288,452	$—	$—	$1,198,452
Executive Chairman and Co-Chief Executive Officer
Dario Barisoni (5)	2025	$110,000	$650,000	$288,452	$15,267	$37,500	$1,101,219
Co-Chief Executive Officer
Brian Knaley (6)	2025	$233,591	$—	$—	$—	$2,914	$236,505
Former Chief Executive Officer	2024	$388,726	$—	$246,001	$123,740	$—	$758,467
Brian Faircloth (7)	2025	$355,614	$—	$—	$—	$3,153	$358,767
Former Chief Operating Officer	2024	$148,650	$—	$—	$—	$—	$148,650

(1)
The amounts in this column represent the aggregate grant-date fair value of awards of RSUs granted to the applicable named executive officer for the applicable year, computed in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 (“ASC 718”). For a discussion of the assumptions made by the Company in determining the grant-date fair value of the Company’s RSU awards, please see Note 13 in Item 8 of the Original 10-K.
(2)
The amounts in this column represent the aggregate grant-date fair value of stock options granted to the applicable named executive officer for the applicable year, computed in accordance with ASC 718. For a discussion of the assumptions made by the Company in determining the grant-date fair value of the Company’s stock option awards, please see Note 13 in Item 8 in the Original 10-K. These amounts do not necessarily correspond to the actual value recognized or that may be recognized by the Company’s NEOs.
(3)
The amounts in this column include payments for medical, dental, vision benefits, life insurance, and long-term disability benefits paid to the applicable named executive officer for the applicable year. For Mr. Barisoni, the amount presented includes fees paid for his role as a member of the Board of Directors.
(4)
Mr. Zamboni was appointed as Executive Chairman of the Company on January 13, 2025 and as Co-CEO of the Company on October 1, 2025.
(5)
Mr. Barisoni was appointed as Co-CEO of the Company on October 1, 2025.
(6)
Mr. Knaley served as the Company’s Chief Financial Officer from February 21, 2022 until October 31, 2023 and as the Company’s Chief Executive Officer from November 1, 2023 until January 30, 2025. Effective January 31, 2025, Mr. Knaley resigned as Chief Executive Officer and a director of the Company. He continued to support the Company through its leadership transition via special projects until July 2025.
(7)
Mr. Faircloth ceased to be an employee of the Company effective October 31, 2025 upon the termination of his employment agreement with the Company. Included in Mr. Faircloth’s salary is $306,000 paid to a company owned by Mr. Faircloth as compensation for services provided to the Company.

Outstanding Equity Awards at Fiscal Year End on December 31, 2025

The following table lists all outstanding equity awards held by our NEOs as of December 31, 2025. The amounts below have been adjusted to reflect the 2026 Reverse Stock Split.

			Option Awards				Stock Awards
Name	Grant Date		Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)(1)	Option Expiration Date	Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Alessandro Zamboni	—		—	—	—	—	—	—
Dario Barisoni	10/1/2025	(2)	5,260	15,782	$0.71	10/1/2035	—	$—
Brian Knaley	—		—	—	—	—	—	—
Brian Faircloth	7/18/2023	(3)	1,187	—	$113.77	7/18/2033	—	$—

(1)
This column represents the exercise price per share of the stock option on the date of the grant.
(2)
1/12th of the options vested on October 1, 2025, and 1/12th of the total options have vested or will vest each month thereafter on the same day of the month, subject to the holder's continuous service through each vesting date.
(3)
1/4th of the total shares vested on July 18, 2024, and 1/36th of the remaining shares will vest each month thereafter on the same day of the month, subject to the holder's continuous service through each vesting date.

Executive Officer Employment Agreements

We have not entered into any employment agreements with our executive officers and have not made any severance agreements or change in control arrangements with our executive officers. Upon their appointment as Co-CEOs of the Company, the Board approved an annual base salary of $440,000 for each of Mr. Zamboni and Mr. Barisoni, effective on October 1, 2025. Each Co-CEO is also eligible to receive an annual cash target bonus equal to 100% of his base salary. Mr. Barisoni also received a one-time signing bonus of $120,000.

2026 Compensation Arrangements for Our Co-CEOs

Effective March 16, 2026, our Board approved setting the 2026 annual base salary, effective January 1, 2026, for each Co-CEO at $600,000.

Our Board, at the recommendation of the Compensation Committee, established a performance-based, annual incentive cash opportunity (the “Annual Incentive Plan”) of up to a set percentage of base salary for certain officers and employees of the Company designated by the Compensation Committee or the Board, including the Co-CEOs. Effective March 16, 2026, our Board adopted an Annual Incentive Plan for 2026 (the “2026 AIP”).

The 2026 AIP consists of an overall cap for the award at 100% of base salary, a maximum payout per metric of up to 140%, pro-rata recognition for partial achievement of metrics, and a non-discretionary calculation methodology. The metrics and weights for the 2026 AIP are as follows:

Metric	Weight
Strategic execution with respect to key transactions	30%
Stock performance	20%
Liquidity improvement	15%
Capital improvement	15%
Billings	10%
Governance best practices implementation	10%

Our Board believes that the framework and metrics of the 2026 AIP align executive incentives with strategic growth, financial stabilization, capital formation, revenue restoration, and governance strengthening. The Compensation Committee will determine achievement of the performance metrics by participants in the 2026 AIP. Any payouts under the 2026 AIP will be made in a lump sum to the recipient as soon as practicable following December 31, 2026, provided that such recipient’s employment at the Company is continuous through December 31, 2026.

Director Compensation

Annual Cash Retainer for Directors (other than the Co-CEOs) (“Cash Retainer”)

Each director receives a $50,000 annual Cash Retainer, payable quarterly in arrears, within 30 days from the end of each quarter, prorated for any portion of a quarter that such director is not serving on the Board.

In recognition of expected continued turnaround demands and elevated governance workload during 2026, our Board has awarded a $25,000 one-time additional annual retainer for each of the non-employee directors for 2026. This additional retainer will be paid quarterly in equal installments during 2026 and will automatically terminate upon the earlier of (i) the Board’s determination that restoration of full executive management of the Company has occurred or (ii) December 31, 2026.

Annual Equity Compensation for Directors (other than the Co-CEOs) (“Annual Award”)

Each director shall receive an annual grant of non-qualified stock options or RSUs, at the election of such director, pursuant to the 2022 Plan.

Committee Service Compensation for Directors (other than the CEO)

In consultation with its compensation consultant, the Compensation Committee recommended to the Board for approval, and our Board approved, setting the 2026 annual cash compensation for committee chair and membership, effective as of January 1, 2026, of the directors as follows:

•
Audit Committee Chair: $37,500
•
Audit Committee Member: $10,000
•
Compensation Committee Chair: $15,000
•
Compensation Committee Member: $7,500
•
N&CG Committee Chair: $10,000
•
N&CG Committee Member: $5,000

Inducement Equity Grant for Directors (other than the CEO)

New directors may be granted a one-time inducement option grant of non-qualified stock options for up to 1x the Annual Award upon joining the Board at the discretion of the Compensation Committee and the Board.

Annual Compensation Limit

No non-employee director may be granted, in any fiscal year, equity awards, the value of which will be based on the grant date fair value determined in accordance with U.S. GAAP, and be provided any other compensation (including without limitation any cash retainers or fees) in amounts that, in the aggregate, exceed $750,000, provided that such amount is up to $1,000,000 in the fiscal year of his or her initial service as a non-employee director.

We may further revise our director compensation program from time to time to better align compensation with our business objectives and the creation of stockholder value, while enabling us to attract, retain, incentivize and reward individuals who contribute to our long-term success. Decisions on the director compensation program will be made by the Board.

Director Compensation for the Year ended December 31, 2025

The following table presents the total compensation for each non-employee director that served on our Board during 2025. Other than as set forth in the table and described more fully below, we did not pay any compensation, reimburse any expense of, make any equity awards or non-equity awards to, or pay any other compensation to any of the non-employee members of our Board in 2025.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)(2)	All Other Compensation(3)	Total ($)
Matteo Ricchebuono (4)	$50,000	$—	$10,542	$45,000	$105,542
Shawn Taylor (5)	$100,000	$—	$10,178	$45,000	$155,178
Daniel Hirsch (6)	$—	$—	$—	$—	$—
Elizabeth Mora (7)	$—	$—	$—	$—	$—

(1)
The amounts in this column represent the aggregate grant-date fair value of stock options granted to the applicable director, computed in accordance with ASC 718. These amounts do not necessarily correspond to the actual value recognized or that may be recognized by our directors. For a discussion of the assumptions made by us in determining the grant-date fair value of our stock option awards, please see Note 13 in Item 8 of the Original 10-K.
(2)
As of December 31, 2025, the aggregate number of shares subject to outstanding equity awards held by our non-employee directors who served on our Board during 2025 were as shown below. The amounts below have been adjusted to reflect the 2026 Reverse Stock Split.

Name	Stock Options
Matteo Ricchebuono	14,529
Shawn Taylor	14,028
Daniel Hirsch	—
Elizabeth Mora	—

(3)
In recognition of extraordinary services rendered during 2025, the Board awarded a $45,000 one-time special bonus to each of the non-employee directors serving at the end of 2025.
(4)
Mr. Ricchebuono was appointed to the Board on December 31, 2024.
(5)
Mr. Taylor was appointed to the Board on December 31, 2024.
(6)
Mr. Hirsch resigned from the Board effective January 31, 2025.
(7)
Ms. Mora resigned from the Board effective January 31, 2025.

Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Non-Public Information

We do not grant equity awards in anticipation of the release of material nonpublic information and we do not time the release of material nonpublic information based on equity award grant dates or for the purpose of affecting the value of executive compensation. In addition, we do not take material nonpublic information into account when determining the timing and terms of such awards. In fiscal 2025, we did not grant new awards of stock options to our NEOs during the time period outlined in Item 402(x) of Regulation S-K.

Disclosure of Registrant’s Action to Recover Erroneously Awarded Compensation

In response to Item 402(w) of Regulation S-K, there was no time during or after the last completed fiscal year that we were required to either prepare an accounting restatement that required recovery of erroneously awarded compensation pursuant to our compensation recovery policy, or had an outstanding balance as of the end of the last completed fiscal year of erroneously awarded compensation to be recovered from the application of the policy to a prior restatement. The payout for the executive team was not based on any metrics that were impacted by restatements.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information known to the Company regarding the beneficial ownership of the Common Stock as of April 24, 2026 (the “Ownership Date”), by:

•
each person or “group” who is known by us to be the beneficial owner of more than 5% of the issued and outstanding Common Stock;
•
each of our named executive officers and directors; and
•
all current executive officers and directors of the Company, as a group.

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

Percentage ownership of our Common Stock in the table below is based on 169,497,579 shares of our Common Stock issued and outstanding on April 24, 2026, unless otherwise noted below. The address of each of the individuals and entities named below is c/o Nuburu, Inc., 44 Cook Street, Suite 100, Denver, CO 80206.

Name of Beneficial Owner	Number of Outstanding Common Shares Beneficially Owned	Number of Common Shares Exercisable Within 60 Days	Number of Common Shares Beneficially Owned	Percentage of Beneficial Ownership
Greater than 5% Stockholders:
	—	—	—	—
Named Executive Officers and Directors:
Alessandro Zamboni (1)	4,688,036	—	4,688,036	2.8%
Dario Barisoni (2)	355,511	15,781	371,292	*
Brian Knaley (3)	9,163	—	9,163	*
Brian Faircloth (4)	1,556	—	1,556	*
Matteo Ricchebuono (5)	—	10,896	10,896	*
Shawn Taylor (6)	—	10,521	10,521	*
Common Stock all directors and executive officers own as a group (4 persons)	5,054,266	37,198	5,091,464	3.0%

* Represents beneficial ownership of less than one percent of our outstanding shares of Common Stock.

(1)
Includes 4,688,036 shares of Common Stock held by Mr. Zamboni, which includes 4,332,525 shares of Common Stock held by Vanguard Holdings S.r.l., an Italian limited liability company wholly owned by Mr. Zamboni.
(2)
Includes (i) 355,511 shares of Common Stock held by Mr. Barisoni, (ii) 12,274 shares of Common Stock that may be acquired through the exercise of vested stock options held by Mr. Barisoni and (iii) 3,507 shares of Common Stock that may be acquired within 60 days of the Ownership Date pursuant to unvested stock option awards held by Mr. Barisoni.
(3)
Includes 9,163 shares of Common Stock held by Mr. Knaley.
(4)
Includes 1,556 shares of Common Stock held by Mr. Faircloth.
(5)
Includes (i) 8,475 shares of Common Stock that may be acquired through the exercise of vested stock options held by Mr. Ricchebuono and (ii) 2,421 shares of Common Stock that may be acquired within 60 days of the Ownership Date pursuant to unvested stock option awards held by Mr. Ricchebuono.
(6)
Includes (i) 8,183 shares of Common Stock that may be acquired through the exercise of vested stock options held by Mr. Taylor and (ii) 2,338 shares of Common Stock that may be acquired within 60 days of the Ownership Date pursuant to unvested stock option awards held by Mr. Taylor.

Percentage ownership of our Preferred Stock in the table below is based on 1,343,967 shares of our Preferred Stock issued and outstanding on April 24, 2026. Unless noted otherwise, the address of each of the individuals and entities named below is c/o Nuburu, Inc., 44 Cook Street, Suite 100, Denver, CO 80206.

Name of Beneficial Owner	Number of Outstanding Series A Preferred Shares Beneficially Owned	Number of Series A Preferred Shares Exercisable Within 60 Days	Number of Series A Preferred Shares Beneficially Owned	Percentage of Beneficial Ownership
Greater than 5% Stockholders:
Eunomia, LP	121,308	—	121,308	9.0%
Wilson-Garling 2020 Family Trust uad 9/20/20(1)	121,205	—	121,205	9.0%
Named Executive Officers and Directors:
Alessandro Zamboni	—	—	—	—
Dario Barisoni	—	—	—	—
Brian Knaley	—	—	—	—
Brian Faircloth	—	—	—	—
Matteo Ricchebuono	—	—	—	—
Shawn Taylor	—	—	—	—
Series A Preferred Shares all directors and executive officers own as a group (4 persons)	—	—	—	—

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2025.

Plan Category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights (a) (1)	Weighted-average exercise price of outstanding options, warrants and rights (b) (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (3)	50,968	$4.80	166,300
Equity compensation plans not approved by security holders	-	$-	-
Total	50,968	4.80	166,300

(1)
Consists of 50,968 shares subject to outstanding options.
(2)
The weighted-average exercise price does not reflect the shares of our Common Stock that will be issued in connection with the settlement of RSUs, which have no exercise price.
(3)
Consists of the 2022 Plan and the Nuburu, Inc. 2022 Employee Stock Purchase Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Person Transactions Policy

Our Board has adopted a written related person transactions policy that sets forth our policies and procedures regarding the identification, review, consideration and oversight of “related person transactions.” For purposes of our policy only, a “related person transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we or any of our subsidiaries are participants involving an amount that exceeds $120,000, in which any “related person” has a material interest.

Transactions involving compensation for services provided to us as an employee, consultant or director are not considered related person transactions under this policy. A related person is any executive officer, director, nominee to become a director or a holder of more than 5% of any class of our voting securities (including Common Stock), including any of their immediate family members and affiliates, including entities owned or controlled by such persons.

Under the policy, the related person in question or, in the case of transactions with a holder of more than 5% of any class of our voting securities, an officer with knowledge of a proposed transaction, must present information regarding the proposed related person transaction to the Audit Committee (or, where review by the Audit Committee would be inappropriate, to another independent body of our Board) for review. To identify related person transactions in advance, we will rely on information supplied by our executive officers, directors and certain significant stockholders. In considering related person transactions, the Audit Committee will take into account the relevant available facts and circumstances, which may include, but are not limited to:

•
the risks, costs, and benefits to us;
•
the impact on a director’s independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated;
•
the terms of the transaction;
•
the availability of other sources for comparable services or products; and
•
the terms available to or from, as the case may be, unrelated third parties.

The Audit Committee will approve only those transactions that it determines are fair to us and in our best interests.

Related Person Transactions

In addition to the compensation arrangements, including employment and termination of employment, discussed in “Executive Compensation” and “Executive Officer Employment Agreements” above, the following is a description of each transaction since January 1, 2024, and each currently proposed transaction, in which:

•
we are a participant;
•
the amount involved exceeded or exceeds $120,000; and
•
any of our directors, executive officers, or beneficial holders of more than 5% of any class of capital stock, or any immediate family member of, or person sharing the household with, any of these individuals or entities, had or will have a direct or indirect material interest.

Transaction with Former Executive Chairman

Ron Nicol, who was the Executive Chairman of our Board through January 2025, paid director and officer insurance premiums of approximately $1,500,000 on behalf of the Company because we did not have available cash to pay such amounts when due. We were obligated to repay such amount to Mr. Nicol, without interest or other charges. In December 2025, we reached a settlement agreement with Mr. Nicol, in which we paid Mr. Nicol $1,162,704.

Transaction with S.F.E. Equity Investments S.a.r.l. (“SFE EI”)

Mr. Zamboni, our Executive Chairman and Co-CEO, owns a partial indirect beneficial interest in S.F.E. Equity Investments S.a.r.l. (“SFE EI”). One of our directors, Mr. Ricchebuono, owns a partial indirect beneficial interest in SFE EI and was the sole administrator of SFE EI until his resignation from SFE EI on November 4, 2025, but continues to serve in prorogatio.

On February 19, 2025, we entered into a commitment letter (the “Trumar Agreement”) with Trumar Capital LLC (“Trumar”) to acquire, through the acquisition of 100% of the interests in TCEI S.a.r.l. (“TCEI”), a controlling interest in Tekne S.p.A. (“Tekne”), a defense-tech company that specializes in the design, production, and outfitting of a diverse range of vehicles, including industrial and military applications, as well as electronic devices for defense and security, advanced telecommunications, and tracking systems, and (ii) Orbit. The anticipated investments were expected to occur in stages. For the first stage, which was completed in March 2025, we purchased a 20% ownership interest in TCEI for an aggregate price of $1.5 million in cash plus $23.5 million in a note payable. For the second stage, we had planned to purchase the remaining 80% ownership interest in TCEI, which would have required us to issue Common Stock in excess of 19.99% of our outstanding Common Stock as part of the purchase price.

In connection with obtaining certain regulatory approvals necessary for TCEI to consummate its acquisition of Tekne, TCEI was required to provide certain financial assurances with respect to the ongoing financing of Tekne, including the deposit of $4.2 million in assets in an escrow account (the “Financial Assurances”). In March 2025, on behalf of TCEI and us, SFE EI transferred to the designated escrow account the $4.2 million of assets necessary to satisfy the Financial Assurances requirement. In consideration for SFE EI’s providing the Financial Assurances, we agreed to issue 1,219,831 shares of our Common Stock (the “Escrow Shares”) to SFE EI pursuant to a Financial Support and Acknowledgement Agreement, effective as of April 30, 2025 (the “SFE EI Agreement”), among us, Alessandro Zamboni, and SFE EI.

Because certain conditions were not satisfied by July 31, 2025, the Trumar Agreement expired on its own terms as of July 31, 2025, the note payable for $23.5 million was canceled, and we no longer own an equity interest in TCEI.

On January 13, 2026, we entered into a Share Transfer and Shareholder Convertible Loan Agreement (the “Tekne Purchase Agreement”), with Mr. D’Arrezzo, Carlo Ulacco, and Andrea Lodi, the shareholders of Tekne (collectively, the “Shareholders”), pursuant to which we obtained a 2.9% interest in Tekne from Mr. D’Arrezzo. Under the Tekne Purchase Agreement, Mr. D’Arrezzo agreed to sell a 2.9% interest in Tekne to us or our subsidiary, in exchange for the issuance of a Subordinated Convertible Note in the principal amount of $1,740,000 (the “Tekne Note”) by us to Mr. D’Arrezzo. The Tekne Note may be converted into 1,394,790 shares of Common Stock at a fixed conversion price of $1.25 per share of Common Stock. The Tekne Note has a maturity date of January 31, 2027, bears no interest except in the event of a default, and may not be repaid or redeemed in cash. The Tekne Note may either be converted into shares of Common Stock following the receipt of the Italian government regulatory approvals required to approve the acquisition by us of a controlling interest in Tekne, or the Tekne Note will be automatically extinguished upon the exercise of put and call options for the required transfer of the 2.9% interest in Tekne from us back to Mr. D’Arrezzo, if the required regulatory approvals are not obtained. The Financial Assurances provided by SFE EI remain in place in support of our obligations to Tekne. As a result, it is necessary for us to issue the Escrow Shares to SFE EI pursuant to the SFE EI Agreement. Our Audit Committee and Board have reviewed the terms of the SFE EI Agreement and determined that the transaction, including the issuance of the Escrow Shares to SFE EI, is fair to the Company and is in the best interests of the Company and our stockholders because it is critical to our Transformation Plan that we obtain a controlling interest in Tekne.

Transaction with Orbit

On October 31, 2025, we, Nuburu Defense, LLC, Mr. Zamboni, and Vanguard Holdings S.r.l. (“Vanguard”), a limited liability company wholly owned by Mr. Zamboni, entered into a Sale, Purchase and Investment Agreement (the “Orbit Agreement”) for the sale of all of the ownership interests in Orbit to Nuburu Defense (the “Orbit Acquisition”). Nuburu Defense is permitted to make up to a $5,000,000 equity investment in Orbit (the “Equity Infusion”), the proceeds of which are anticipated to provide working and growth capital (including for the repayment of payables incurred in the ordinary course of business) for Orbit. In addition to the Equity Infusion, Nuburu Defense will acquire all outstanding capital stock of Orbit from Vanguard for an aggregate purchase price of $12,500,000, consisting of $3,750,000 in cash and $8,750,000 in securities (the “Orbit Consideration”). Effective as of February 3, 2026, the parties to the Orbit Agreement agreed to issue 10,020,040 shares of Common Stock to Vanguard to satisfy the securities component of the Orbit Consideration. As Executive Director of Orbit, Mr. Zamboni received $140,000 in compensation from Orbit during 2025. Since Orbit is wholly owned by Mr. Zamboni, our Executive Chairman and Co-CEO, indirectly through Vanguard, the Orbit Acquisition constitutes a related party transaction under U.S. securities laws and, as a result, the Orbit Acquisition and Orbit Agreement have been reviewed and approved by our independent directors and our Audit Committee and securities to be issued in connection with such transaction were approved by our stockholders at a special meeting held on March 12, 2026.

Under the Orbit Agreement, we have agreed to consummate the Equity Infusion in tranches, with the final tranche closing no later than October 7, 2028. We paid $1,500,000 of the Equity Infusion amount in connection with the signing of the binding letter of intent, dated October 6, 2025, between us and Mr. Zamboni, resulting in our holding a 10.7% ownership interest in Orbit. Effective as of January 15, 2026, we closed on a second tranche of the Equity Infusion, resulting in our now owning approximately 22% of Orbit. The board of directors of Orbit has been reconstituted and is now comprised of Mr. Zamboni (Chairman and Executive Director), Mr. Barisoni, and Anthony D. Sinnott. Under the Orbit Agreement, in exchange for the Orbit Consideration, we will acquire full ownership of Orbit from Vanguard in tranches, with the final tranche closing no later than December 31, 2026.

Transaction with Supply@ME Capital Plc (“SYME”)

Mr. Zamboni is the founder, chief executive officer and a director of Supply@ME Capital Plc (“SYME”), a U.K. listed company that is a fintech platform focused on Inventory Monetisation© solutions for manufacturing and trading companies. Mr. Zamboni is the sole owner and director of The AvantGarde Group S.p.A (“TAG”), which owns approximately 22.6% of SYME. As the chief executive officer of SYME, Mr. Zamboni received $260,000 in compensation from SYME during 2025.

On March 14, 2025, we entered into a convertible note receivable with SYME to invest up to $5,150,000 in SYME (the "Convertible Note Receivable"). The Convertible Note Receivable bears interest at 14.33% per annum, accruing daily, and any outstanding interest due at each conversion date is to be repaid in ordinary shares of SYME at a fixed conversion ratio of £0.00003 per ordinary share (the "SYME Conversion Price"). Upon conversion, we expect to hold a controlling interest in SYME. Following approval by SYME stockholders, the Financial Conduct Authority, and The Panel on Takeovers and Mergers, we may convert amounts outstanding under the Convertible Note Receivable into ordinary shares of SYME at the SYME Conversion Price, with the U.S. dollar-denominated balance first converted into pounds sterling at a fixed exchange rate of 0.7469 prior to application of the SYME Conversion Price, with conversion shares accompanied by a warrant to acquire one additional ordinary share of SYME for every two ordinary shares of SYME issued on any conversion, with an exercise price of £0.000039, as well as the ability to exercise on a cashless basis. The Convertible Note Receivable is repayable in part or in full on demand after the earlier of an event of default or December 31, 2026, and, once the required approvals are obtained, any such repayment on demand may be required to be effected by conversion rather than cash. If the required approvals have not been obtained by June 30, 2026, SYME must grant specified security in favor of us within 20 days and continue pursuing the approvals. Due to the position of Mr. Zamboni with SYME, the investment was negotiated and approved by our independent directors and our Audit Committee.

Transaction with Supply@ME Stock Company 3 S.r.l. ("SYME 3")

On March 12, 2026, we entered into a Bond Subscription Agreement (the “SYME 3 Agreement”), with Supply@ME Stock Company 3 S.r.l. ("SYME 3"), pursuant to which we agreed to subscribe and pay for initial bonds issued by SYME 3 in the nominal value of €5,250,000 with a maturity date in March 2029 (the “Initial Bonds”) for a subscription price of €5,250,000. The full subscription price was paid on the issuance date by the offset of €4,824,294 in payments previously made by us to SYME 3 in September through November 2025 as SYME inventory advances.

SYME 3 is owned by SFE Société Financière Européenne SA ("SFE SA"), a holding company owned partially and indirectly by Mr. Zamboni and Mr. Ricchebuono, one of our directors. Mr. Ricchebuono received compensation of $130,000 from SFE SA during 2025. Mr. Ricchebuono is SYME 3’s sole administrator and received compensation of $25,000 from SYME 3 during 2025. SYME, of which Mr. Zamboni is the chief executive officer and a director, is the parent of two operating subsidiaries: Supply@ME S.r.l., which provides operational services to SYME 3 under a services agreement, and SymeTech S.r.l., which licenses its inventory monetization platform to SYME 3 under a license agreement. Upon conversion of the Convertible Note Receivable and receipt of the required approvals, we would own a controlling interest in SYME.

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

Transaction with TAG and Vanguard

Mr. Zamboni, is the founder and sole director of TAG. TAG advanced approximately $545,000 to us in 2025, which was reflected as a subordinated, unsecured promissory note (the “TAG Note”). In addition, in May 2025, Mr. Zamboni loaned $900,000 of the cash proceeds he received in connection with the TCEI acquisition back to the Company for working capital purposes (the “AZ Note”). Since Mr. Zamboni is our executive chairman and the founder of TAG, both of these loans are considered related person transactions under our Related Person Transactions Policy and were approved by our Audit Committee and Board in accordance with such policy. Subsequently, in May 2025, Mr. Zamboni entered into conversion agreements with us permitting him to convert and settle, in whole or in part, both the TAG Note and the AZ Note for shares of Common Stock, with the conversion price being 1/3 of the VWAP during the 5 days prior to conversion. At the 2025 Annual Meeting, our stockholders approved the TAG Note and the AZ Note and the conversion of them into shares of Common Stock. On October 31, 2025, Mr. Zamboni transferred his interest in the AZ Note to Vanguard, a limited liability company wholly owned by Mr. Zamboni. On December 22, 2025, TAG transferred its interest in the TAG Note to Vanguard. During the fourth quarter of 2025, Vanguard converted the TAG Note and the AZ Note in exchange for 4,332,525 shares of Common Stock.

Director Independence

The Board has determined that Matteo Ricchebuono and Shawn Taylor qualify as independent directors, as defined under the rules of NYSE American. The Company’s Board consists of 50% of “independent directors,” as defined under the rules of the SEC and NYSE American relating to director independence requirements.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Fees and Services

The following table provides information regarding the fees incurred to WithumSmith+Brown, PC (“Withum”) as the Company’s independent registered public accounting firm by the Company during the years ended December 31, 2025 and 2024. All fees described below were approved by the Audit Committee.

	December 31, 2025	December 31, 2024
Audit Fees (1)	$1,260,307	$415,800
Audit-Related Fees (2)	—	—
Tax Fees (3)	—	—
All Other Fees	—	—
Total	$1,260,307	$415,800

(1)
Audit Fees of Withum were for professional services rendered for the annual audit of our consolidated financial statements, the reviews of our quarterly condensed consolidated financial statements and the issuance of consents and comfort letters in connection with registration statement filings with the SEC. The audit fees for the year ended December 31, 2024 include fees related to the restatement of the Company’s annual financial statements for the year ended December 31, 2023.

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

Auditor Independence

In 2025 and 2024, there were no other professional services provided by Withum, other than those listed above, that would have required our Audit Committee to consider their compatibility with maintaining the independence of Withum.

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

The Audit Committee pre-approved all audit, audit-related, tax and other services provided by Withum for 2025 and 2024 and the estimated costs of those services. Actual amounts billed, to the extent in excess of the estimated amounts, were periodically reviewed and approved by the Audit Committee.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)
The following documents are filed as part of this Annual Report on Form 10-K:
(1)
Consolidated Financial Statements:

The financial statements required under this Item begin on page F-2 of the Original 10-K.

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

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date

2.1†	Business Combination Agreement, dated as of August 5, 2022, by and among Tailwind Acquisition Corp., Compass Merger Sub, Inc. and Nuburu, Inc.	8-K	001-39489	2.1	August 8, 2022

3.1	Amended and Restated Bylaws of the Company.	8-K	001-39489	3.2	September 9, 2020

3.2	Amendment to the Amended and Restated By Laws of Nuburu, Inc.	8-K	001-39489	3.1	November 12, 2024

3.3	Amended and Restated Certificate of Incorporation of the Company.	8-K	001-39489	3.1	February 6, 2023

3.4	Amendment to the Amended and Restated Certificate of Incorporation of the Company	8-K	001-39489	3.1	June 13, 2024

3.5	Amendment to the Amended and Restated Certificate of Incorporation of the Company.	8-K	001-39489	3.1	February 27, 2026

3.6	Certificate of Designations of the Company.	8-K	001-39489	3.3	February 6, 2023

4.1	Specimen Common Stock Certificate .	8-K	001-39489	4.1	February 6, 2023

4.2	Specimen Preferred Stock Certificate .	8-K	001-39489	4.2	February 6, 2023

4.3	Specimen Warrant Certificate.	S-1	333-248113	4.3	August 26, 2020

4.4	Warrant Agreement, dated as of September 9, 2020, by and between the Company and Continental Stock Transfer and Trust Company.	8-K	001-39489	4.1	September 9, 2020

4.5	Description of Registrant’s Securities.	10-K	001-39489	4.5	April 15, 2024

4.6	Form of Warrant to Purchase Shares of Common Stock.	8-K	001-39489	4.2	June 13, 2023

4.7	Form of Warrant to Purchase Shares of Common Stock.	10-K	001-39489	10.41	April 15, 2024

4.8	Subordinated Convertible Note, dated August 18, 2025, between the Company and Indigo Capital LP	10-Q	001-39489	10.8	November 14, 2025

4.9	Subordinated Convertible Note, dated September 2, 2025, between the Company and Bricklane Capital Management Limited	10-Q	001-39489	10.11	November 14, 2025

4.10	Form of Warrant to Purchase Common Stock.	S-1	333-290147	4.6	September 10, 2025

4.11	Form of Pre-Funded Common Stock Purchase Warrant.	S-1	333-290147	4.7	September 10, 2025

4.12	Form of Placement Agent's Purchase Warrant.	S-1	333-290147	4.8	September 10, 2025

4.13	Form of Series 1 Warrant to Purchase Common Shares.	8-K	001-39489	4.1	December 18, 2025

4.14	Form of Series 2, Series 3 and Series 4 Warrant to Purchase Common Shares.	8-K	001-39489	4.2	December 18, 2025

4.15	Form of Debenture.	8-K	001-39489	4.3	December 18, 2025

4.16	Form of Subordinated Convertible Note, dated January 13, 2026, between the Company and Ambrogio D’Arrezzo	S-1	333-293338	10.96	February 10, 2026

4.17	Form of Subordinated Convertible Note, dated January 15, 2026, between the Company and the holder	S-1	333-293338	10.98	February 10, 2026

4.18	Subordinated Convertible Note, dated February 6, 2026, between the Company and Brick Lane Capital Management Limited	S-1	333-293338	10.100	February 10, 2026

4.19	Pre-Funded Common Stock Purchase Warrant, dated February 6, 2026, by the Company to Indigo Capital LLP.	S-1	333-293338	4.12	February 10, 2026

4.20	Form of Common Warrant.	S-1	333-293338	4.13	February 10, 2026

4.21	Form of Pre-Funded Warrant.	S-1	333-293338	4.14	February 10, 2026

4.22	Form of Placement Agent Warrant.	S-1	333-293338	4.15	February 10, 2026

10.1	Investment Management Trust Agreement, dated as of September 9, 2020, by and between the Company and Continental Stock Transfer and Trust Company.	8-K	001-39489	10.2	September 9, 2020

10.2#	Nuburu, Inc. 2022 Equity Incentive Plan.	8-K	001-39489	10.20	February 6, 2023

10.3#	Nuburu, Inc. 2022 Employee Stock Purchase Plan and forms of agreement thereunder.	8-K	001-39489	10.21	February 6, 2023

10.4#	Nuburu, Inc. Executive Incentive Compensation Plan.	8-K	001-39489	10.22	February 6, 2023

10.5#	Form of Nuburu, Inc. Indemnification Agreement.	8-K	001-39489	10.27	February 6, 2023

10.6	Note and Warrant Purchase Agreement dated June 12, 2023.	8-K	001-39489	10.1	June 13, 2023

10.7	Registration Rights and Lock-up Agreement.	8-K	001-39489	10.2	June 13, 2023

10.8	Note and Warrant Purchase Agreement, dated November 13, 2023, by and between Nuburu, Inc. and the lenders party thereto.	10-K	001-39489	10.39	April 15, 2024

10.9	Registration Rights Agreement, dated November 13, 2023, by and between Nuburu, Inc.	10-K	001-39489	10.42	April 15, 2024

10.10	Proposal Letter dated January 13, 2025,among S.F.E. Equity Investments SARL, The AvantGarde Group S.p.A., Alessandro Zamboni and the Company.	10-Q	001-39489	10.1	May 20, 2025

10.11	Comprehensive Settlement Agreement, Mutual Release of Liability and Indemnification dated January 14, 2025, between the Company and Liqueous LP.	10-Q	001-39489	10.2	May 20, 2025

10.12	Amendment to Comprehensive Settlement Agreement, Mutual Release of Liability and Indemnification dated February 14, 2025 between the Company and Liqueous, LP.	10-Q	001-39489	10.3	May 20, 2025

10.13	Second Amendment to Comprehensive Settlement Agreement, Mutual Release of Liability and Indemnification, dated February 17, 2025, between the Company and Liqueous LP.	10-Q	001-39489	10.4	May 20, 2025

10.14	Binding and Irrevocable Commitment Letter, dated February 14, 2025, among the Company, Trumar Capital LLC and Ambrogio D'Arrezzo.	10-Q	001-39489	10.5	May 20, 2025

10.15	On Demand Facility Agreement, dated March 18, 2025, between the Company and Supply@ME Capital plc.	10-Q	001-39489	10.8	May 20, 2025

10.16	Standby Equity Purchase Agreement, dated May 30, 2025, between the Company and YA II PN, LTD.	DEF14A	001-39489	Appendix E	June 10, 2025

10.17	Amendment #3 to Comprehensive Settlement Agreement, Mutual Release of Liability and Indemnification, dated April 15, 2025, between the Company and Liqueous LP	10-Q	001-39489	10.1	August 14, 2025

10.18	Business Loan and Security Agreement, dated May 12, 2025, among the Company, Nuburu Subsidiary, Inc., Agile Lending, LLC and Agile Capital Funding, LLC	10-Q	001-39489	10.7	August 14, 2025

10.19	Amendment to Standby Equity Purchase Agreement, dated June 5, 2025, between the Company and YA II PN, LTD.	10-Q	001-39489	10.11	August 14, 2025

10.20	Business Loan and Security Agreement, dated May 30, 2025, among the Company, Nuburu Subsidiary, Inc., Agile Lending, LLC and Agile Capital Funding, LLC	10-Q	001-39489	10.12	August 14, 2025

10.21	Securities Purchase Agreement, dated July 16, 2025, between the Company and Indigo Capital LP.	10-Q	001-39489	10.1	November 14, 2025

10.22	Securities Purchase Agreement, dated August 18, 2025, between the Company and Indigo Capital LP.	10-Q	001-39489	10.7	November 14, 2025

10.23	Letter regarding Proposal for the Phased Acquisition of Tekne S.p.A., dated August 19, 2025, between the Company and the Selling Shareholders of Tekne S.p.A.	10-Q	001-39489	10.9	November 14, 2025

10.24	Securities Purchase Agreement, dated September 2, 2025, between the Company and Bricklane Capital Management Limited.	10-Q	001-39489	10.10	November 14, 2025

10.25	Form of Securities Purchase Agreement, dated September 15, 2025, between the Company and the purchasers party thereto.	8-K	001-39489	10.1	September 17, 2025

10.26#	Board Compensation Program	8-K	001-39489	10.1	October 7, 2025

10.27	Head of Terms relating to Orbit S.r.l., dated October 6, 2025, between the Company and Alessandro Zamboni	S-1	333-293338	10.88	February 10, 2026

10.28	Sale, Purchase and Investment Agreement, dated October 31, 2025, by and among the Company, Nuburu Defense, LLC, Vanguard Holdings S.r.l. and Alessandro Zamboni	S-1	333-293338	10.89	February 10, 2026

10.29	Head of Terms relating to Lyocon S.r.l., dated November 28, 2025, by and among the Company, Nuburu Subsidiary, Inc., Paola Zanzola and Alessandro Sala	S-1	333-293338	10.90	February 10, 2026

10.30	Securities Purchase Agreement, dated December 13, 2025, between the Company and YA II PN, LTD.	8-K	001-39489	10.1	December 18, 2025

10.31	Registration Rights Agreement, dated December 17, 2025, between the Company and YA II PN, LTD.	8-K	001-39489	10.2	December 18, 2025

10.32	Placement Agency Agreement, dated December 17, 2025, between the Company and Joseph Gunnar and Co., LLC.	8-K	001-39489	10.3	December 18, 2025

10.33	Network Contract, effective as of January 13, 2026, between Tekne S.p.A. and Nuburu Defense, LLC	S-1	333-293338	10.94	February 10, 2026

10.34	Share Transfer and Convertible Shareholder Loan Agreement, effective as of January 13, 2026, among the Company, Ambrogio D’Arrezzo, Carlo Ulacco and Andrea Lodi	S-1	333-293338	10.95	February 10, 2026

10.35	Sale and Purchase Agreement, effective January 15, 2026, among the Company, Nuburu Subsidiary, Inc., Paola Zanzola and Alessandro Sala	S-1	333-293338	10.97	February 10, 2026

10.36	Securities Purchase Agreement, dated February 6, 2026, between the Company and Brick Lane Capital Management Limited	S-1	333-293338	10.99	February 10, 2026

10.37	Exchange Agreement, dated February 6, 2026, between the Company and Indigo Capital LLP	S-1	333-293338	10.101	February 10, 2026

10.38	Acknowledgement and Amendment to the Sale, Purchase and Investment Agreement, dated February 9, 2026, among the Company, Nuburu Defense, LLC, Vanguard Holdings S.r.l., and Alessandro Zamboni	S-1	333-293338	10.102	February 10, 2026

10.39	Form of Securities Purchase Agreement	S-1	333-293338	10.103	February 10, 2026

10.40†	Contractual Joint Venture Agreement, dated February 26, 2026, among Nuburu, Inc., Nuburu Defense, LLC and Maddox Defense Incorporated	10-K	001-39489	10.40	March 31, 2026

10.41	International Cooperation Agreement, dated March 3, 2026, among Nuburu Defense, LLC, TEKNE S.p.A. and Engineering Bureau “Beryl” LLC	10-K	001-39489	10.41	March 31, 2026

10.42	Bond Subscription Agreement, dated March 12, 2026, between the Company and Supply@ME Stock Company 3 S.r.l.	10-K	001-39489	10.42	March 31, 2026

10.43	Letter, dated March 19, 2026, among the Company, Nuburu Defense, LLC and the shareholders of Tekne, S.p.A.	10-K	001-39489	10.43	March 31, 2026

19.1	Insider Trading Policy	10-K	001-39489	19.1	April 15, 2025

21.1	List of Subsidiaries of Nuburu, Inc.	10-K	001-39489	21.1	March 31, 2026

24.1	Power of Attorney (included on the signature page of the original Form 10-K)

31.1	Certification of the Co-Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).	10-K	001-39489	31.1	March 31, 2026

31.2	Certification of the Co-Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).	10-K	001-39489	31.2	March 31, 2026

31.3	Certification of the Principal Financial and Accounting Officer required by Rule 13a-14(a) or Rule 15d-14(a).	10-K	001-39489	31.3	March 31, 2026

31.4*	Certification of the Co-Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.5*	Certification of the Co-Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.6*	Certification of the Principal Financial and Accounting Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1**	Certification of the Co-Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350	10-K	001-39489	32.1	March 31, 2026

32.2**	Certification of the Co-Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350	10-K	001-39489	32.2	March 31, 2026

32.3**	Certification of the Principal Financial and Accounting Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350	10-K	001-39489	32.3	March 31, 2026

97	Nuburu, Inc. Clawback Policy	10-K	001-39489	97	April 15, 2024

101.INS*	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

104*	104 Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

Date: April 28, 2026

NUBURU, INC.

By:	/s/ Alessandro Zamboni
Alessandro Zamboni
Executive Chairman and Co-Chief Executive Officer