Form 10-Q
period 2026-03-31
Nuburu, Inc.
filed 2026-05-20
CIK 1814215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 15, 2026, the registrant had 179,020,628 shares of common stock, $0.0001 par value per share, outstanding.

D

i

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
•
our ability to repay debt obligations;
•
the fact that we have not achieved full commercialization and our ability to achieve full commercialization in the future;
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

Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements, which speak only as of the date hereof. The forward-looking statements contained in this Quarterly Report are based on our current expectations and beliefs concerning future developments and their potential effects on our business. There can be no assurance that future developments affecting our business will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control), or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors under the heading "Risk Factors" in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2025, as amended on Form 10-K/A (our "Annual Report"), as well as the following important factors:

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
•
other risks and uncertainties set forth in the section titled “Risk Factors” and in other sections of our Annual Report; and
•
other risks and uncertainties set forth under the heading “Risk Factors” in Part II, Item 1A and elsewhere in this Quarterly Report.

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

NUBURU, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$8,267,110	$24,661,284
Restricted cash	875,141	875,141
Accounts receivable, net	201,571	—
Inventories, net	293,499	—
SYME Convertible Note Receivable (related party)	1,950,631	—
Tekne Convertible Note Receivable	20,417,810	—
Subscription for Orbit shares (related party)	—	11,778,600
SYME inventory advance (related party)	—	5,668,545
Advance on Tekne Convertible Note Receivable	—	1,179,686
Prepaid expenses and other current assets (including $1,772,288 and $233,498 with related parties, respectively)	3,688,148	1,621,303
Total current assets	35,693,910	45,784,559
Goodwill	19,262,851	—
Intangible assets subject to amortization, net	2,799,968	—
Investments at fair value	12,664,441	—
SYME Bonds (related party)	5,647,818	—
SYME Convertible Note Receivable (related party)	—	2,351,602
Property and equipment, net	10,955	—
Equity method investment (related party)	—	949,806
Deposit on acquisition (related party)	—	733,272
Other assets	68,367	—
TOTAL ASSETS	$76,148,310	$49,819,239
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable (including $97,219 and nil with related parties, respectively)	$2,644,691	$2,130,686
Accrued expenses (including $2,474,831 and nil with related parties, respectively)	7,526,946	3,276,794
Current portion of debt (including $38,412,801 and $25,863,601 at fair value, respectively)	39,673,346	25,874,146
Preferred obligation related to Orbit Transaction (related party)	—	8,131,899
Shareholder advances	99,936	99,936
Preferred stock liability, $0.0001 par value; 50,000,000 shares authorized; 1,343,967 and 2,188,905 shares issued and outstanding, respectively	13,439,670	21,889,050
Total current liabilities	63,384,589	61,402,511
SEPA liability	2,994,500	3,201,500
Warrant liabilities	5,617,340	397,401
Contingent consideration (including $482,916 and nil with related parties, respectively)	625,491	—
Deferred tax liability	173,351	—
Other liabilities	252,467	—
TOTAL LIABILITIES	73,047,738	65,001,412
Commitments and Contingencies (Note 8)
Tekne Subordinated Convertible Note	928,000	—
Stockholders’ Equity (Deficit)
Common Stock, $0.0001 par value; 900,000,000 shares authorized; 154,588,426 and 92,816,561 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	15,459	9,282
Additional paid-in capital	203,069,515	185,288,376
Accumulated deficit	(200,939,729)	(200,479,831)
Accumulated other comprehensive income	27,327	—
Total Stockholders’ Equity (Deficit)	2,172,572	$(15,182,173)
TOTAL LIABILITIES, TEKNE SUBORDINATED CONVERTIBLE NOTE AND STOCKHOLDERS’ EQUITY (DEFICIT)	$76,148,310	$49,819,239

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NUBURU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended March 31,
	2026	2025

Revenue (including $30,012 and nil with related parties, respectively)	$407,644	$—
Cost of revenue	652,760	235,717
Gross loss	(245,116)	(235,717)
Operating expenses:
Research and development	67,500	184,563
Selling and marketing	1,977,525	543,337
General and administrative	5,614,686	2,078,805
Total operating expenses	7,659,711	2,806,705
Loss from operations	(7,904,827)	(3,042,422)
Non-operating income (loss):
Interest income	37,600	7,385
Interest expense (including $67,737 and nil with related parties, respectively)	(71,212)	(193,480)
Change in fair value of warrant liabilities	11,396,260	127,300
Loss on issuance of warrants and related costs	(8,206,193)	—
Change in fair value of debt	8,279,246	256,522
Loss on issuance of debt	(11,661,274)	(707,800)
Gain on initial recognition of Tekne Investment	84,000	—
Change in fair value of investments	(36,285)	—
Gain on issuance of SYME Bonds (related party)	49,514	—
Change in fair value of SYME Bonds (related party)	(33,038)	—
Change in fair value of contingent consideration (including $304,381 and nil with related parties, respectively)	300,364	—
Change in fair value of derivative liability (including $4,909,820 and nil with related parties, respectively)	4,909,820	37,900
Change in fair value of convertible notes receivable (including $219,000 and nil with related parties, respectively)	1,073,803	—
Remeasurement of subscription for Orbit shares (related party)	1,189,837	—
Remeasurement of Orbit equity method investment (related party)	(59,408)	—
Change in fair value of SEPA liability	228,935	—
Loss on extinguishment of debt (including nil and $27,139 with related parties, respectively)	—	(5,497,516)
Gain on sale of intellectual property intangible assets	—	8,961,872
Loss on impairment of inventories, property and equipment and operating lease right-of-use asset	—	(6,064,823)
Interest expense recognized on remeasurement of preferred stock liability	—	(10,398,050)
Other loss, net	(37,040)	(98,313)
Loss before provision for income taxes	(459,898)	(16,611,425)
Income tax provision	—	—
Net loss	(459,898)	(16,611,425)
Other comprehensive income:
Foreign currency translation adjustments	26,423	—
Defined benefit pension plan adjustments	904	—
Comprehensive loss	$(432,571)	$(16,611,425)

Net loss	$(459,898)	$(16,611,425)
Deemed dividend in connection with extinguishment of preferred stock through issuance of warrants	(474,058)	—
Reclassification of convertible preferred stock from mezzanine equity to liability	—	10,398,050
Deemed dividend in connection with modification of pre-funded warrants	—	(3,076,380)
Net loss available to common stockholders	$(933,956)	$(9,289,755)
Net loss per common share, basic and diluted (1)	$(0.01)	$(1.40)
Weighted-average common shares used to compute net loss per common share, basic and diluted (1)	118,226,181	6,628,195

(1)
Amount for 2025 has been adjusted to reflect the 1-for-4.99 February 2026 Reverse Stock Split, as defined and further described in Note 2.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NUBURU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK, TEKNE SUBORDINATED CONVERTIBLE NOTE AND STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)

	Convertible Preferred Stock			Common Stock
	Shares	Amount	Tekne Subordinated Convertible Note	Shares (1)	Amount (1)	Additional Paid-in Capital (1)	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity (Deficit)
Balance as of December 31, 2024	2,388,905	$23,889,050	$—	4,062,974	$406	$93,969,693	$(131,806,605)	$—	$(37,836,506)
Reclassification of convertible preferred stock from mezzanine equity to current liabilities	(2,388,905)	(23,889,050)	—	—	—	—	10,398,050	—	10,398,050
Contributions from related party	—	—	—	—	—	110,000	—	—	110,000
Deemed dividend in connection with modification of pre-funded warrants	—	—	—	—	—	(936)	—	—	(936)
Issuance of Common Stock to extinguish debt	—	—	—	3,116,457	312	4,389,939	—	—	4,390,251
Shares issued in connection with exercise of warrants	—	—	—	2,606,875	261	673	—	—	934
Stock-based compensation	—	—	—	—	—	571,708	—	—	571,708
Net loss	—	—	—	—	—	—	(16,611,425)	—	(16,611,425)
Balance as of March 31, 2025	—	—	—	9,786,306	979	99,041,077	(138,019,980)	—	(38,977,924)
Balance as of December 31, 2025	—	—	—	92,816,561	9,282	185,288,376	(200,479,831)	—	(15,182,173)
Shares issued in connection with exercise of warrants	—	—	—	35,238,467	3,523	3,063,260	—	—	3,066,783
Issuance of Common Stock in connection with the SEPA	—	—	—	11,019,981	1,102	2,149,734	—	—	2,150,836
Unsold common stock issued under the SEPA	—	—	—	3,300,000	330	(330)	—	—	—
Issuance of Common Stock to extinguish debt	—	—	—	446,614	45	403,268	—	—	403,313
Issuance of Common Stock in connection with the February 2026 Offering, net of offering costs including fair value of the February 2026 Offering Placement Agent Warrants	—	—	—	11,699,226	1,170	183,848	—	—	185,018
Extinguishment of preferred stock through issuance of warrants				—	—	8,923,438	—	—	8,923,438
Deemed dividend in connection with extinguishment of preferred stock through issuance of warrants	—	—	—	—	—	(474,058)	—	—	(474,058)
Issuance of Tekne Subordinated Convertible Note	—	—	928,000	—	—	—	—	—	—
Premium on issuance of Lyocon Convertible Notes				—	—	172,000	—	—	172,000
Gain on extinguishment of Orbit Preferred Obligation in excess of derivative liability fair value, recognized as a capital contribution (related party)	—	—	—	—	—	784,807	—	—	784,807
Reclassification of derivative liability in connection with amendment to Orbit Preferred Obligation	—	—	—	—	—	2,505,010	—	—	2,505,010
Stock-based compensation	—	—	—	—	—	11,186	—	—	11,186
Foreign currency translation adjustments	—	—	—	—	—	—	—	26,423	26,423
Defined benefit pension plan adjustments	—	—	—	—	—	—	—	904	904
Common stock issued for services	—	—	—	67,577	7	58,976	—	—	58,983
Net loss	—	—	—	—	—	—	(459,898)	—	(459,898)
Balance as of March 31, 2026	—	$—	$928,000	154,588,426	$15,459	$203,069,515	$(200,939,729)	$27,327	$2,172,572

(1)
Amounts for 2025 have been adjusted to reflect the 1-for-4.99 February 2026 Reverse Stock Split, as defined and further described in Note 2.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NUBURU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities:
Net loss	$(459,898)	$(16,611,425)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	112,175	446,449
Stock-based compensation	202,561	497,164
Provision for credit losses	12,245	—
Net change in employee benefit liability	6,610	—
Amortization of deferred financing costs	—	28,433
Deferred income tax expense (benefit)	—
Interest expense recognized on preferred obligation related to Orbit Transaction (related party)	67,737	—
Change in fair value of warrant liabilities	(11,396,260)	(127,300)
Loss on issuance of warrants and related costs	8,206,193	—
Change in fair value of debt	(8,279,246)	(256,522)
Loss on issuance of debt	11,661,274	707,800
Gain on initial recognition of Tekne Investment	(84,000)	—
Change in fair value of investments	36,285	—
Gain on issuance of SYME Bonds (related party)	(49,514)	—
Change in fair value of SYME Bonds (related party)	33,038	—
Change in fair value of contingent consideration (including $304,381 and nil with related parties, respectively)	(300,364)	—
Change in fair value of derivative liability (including $4,909,820 and nil with related parties, respectively)	(4,909,820)	(37,900)
Change in fair value of convertible notes receivable (including $219,000 and nil with related parties, respectively)	(1,073,803)	—
Remeasurement of subscription for Orbit shares (related party)	(1,189,837)	—
Remeasurement of Orbit equity method investment (related party)	59,408	—
Change in fair value of SEPA liability	(228,935)	—
Loss on extinguishment of debt (including nil and $27,139 with related parties, respectively)	—	5,497,516
Gain on sale of intellectual property intangible assets	—	(8,961,872)
Loss on impairment of inventories, property and equipment and operating lease right-of-use asset	—	6,064,823
Interest expense recognized on remeasurement of preferred stock liability	—	10,398,050
Changes in operating assets and liabilities:
Accounts receivable	293,562	—
Inventories	(46,470)	—
Prepaid expenses and other current assets	(169,049)	(42,171)
Accounts payable	(510,181)	(94,398)
Accrued expenses	(1,086,890)	681,210
Operating lease liability	—	(117,649)
Other liabilities	(12,770)	—
Net cash used in operating activities	(9,105,949)	(1,927,792)
Cash Flows from Investing Activities:
Cash paid for acquisition of controlling financial interest in Orbit, net of cash acquired	(540,915)	—
Cash paid for Lyocon Acquisition, net of cash acquired	(749,905)	—
Payments for acquisitions and investments (related party)	—	(600,000)
Payments under convertible notes receivable (related party)	(18,075,510)	(150,000)
Net cash used in investing activities	(19,366,330)	(750,000)
Cash Flows from Financing Activities:
Proceeds from debt borrowings	—	2,394,708
Repayments of debt	(1,712,314)	(835,316)
Proceeds received from the February 2026 Offering	11,994,929	—
Proceeds received from the SEPA	2,172,771	—
Payments of debt and equity issuance costs	(1,137,116)	(20,000)

Proceeds received from settlement	—	1,000,000
Proceeds from exercise of warrants	764,018	—
Net cash provided by financing activities	12,082,288	2,539,392
Effect of exchange rate changes on cash	(4,183)	—
NET CHANGE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH DURING THE PERIOD	(16,394,174)	(138,400)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH ―BEGINNING OF PERIOD	25,536,425	209,337
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH ―END OF PERIOD	$9,142,251	$70,937
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$567,624	$—
Cash paid for income taxes	$39,330	$—
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of warrant liability to equity upon exercise of warrants	$2,302,765	$934
Extinguishment of Preferred Stock through issuance of warrants	$8,449,380	$—
Deemed dividend in connection with extinguishment of preferred stock through issuance of warrants	$474,058	$936
Fair value of warrants issued as equity issuance costs	$185,018	$—
Issuance of Common Stock in connection with the SEPA	$2,150,836	$—
Issuance of Common Stock upon extinguishment or conversion of debt	$403,313	$4,390,251
SYME Inventory Advance applied to SYME Bonds	$5,668,545	$—
Investment in H&K through issuance of convertible note	$11,688,726	$—
Advance to Tekne applied to Tekne Convertible Note Receivable	$1,179,686	$—
Non-cash consideration transferred in Orbit Change of Control (related party)	$14,592,107
Gain on extinguishment of Orbit Preferred Obligation in excess of derivative liability fair value, recognized as a capital contribution (related party)	$784,807	$—
Non-cash consideration transferred in Lyocon Acquisition	$1,388,558	$—
Issuance of Tekne Subordinated Convertible Note	$928,000	$—
Premium on issuance of Lyocon Convertible Notes	$172,000	$—
Stock-based compensation expense included in accrued expenses	$25,000	$—

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

In January 2025, the Company adopted a new business plan, as further described below. The Company is now a dual-use defense and security platform company focused on non-kinetic effects, directed-energy technologies, electronic warfare and software-orchestrated defense systems.

In October 2025, the Company made an investment, accounted for under the equity method, in Orbit S.r.l. (“Orbit”), as further described in Note 4, and in January 2026, the Company increased its ownership in Orbit to approximately 22% and obtained control, resulting in consolidation of Orbit’s operations beginning on that date. Additionally, in January 2026, the Company (i) completed its acquisition of 100% of Lyocon S.r.l. (“Lyocon”), which resulted in consolidation of Lyocon's operations beginning on that date and (ii) entered into strategic agreements with Tekne S.p.A (“Tekne”) through Nuburu Defense, LLC (“Nuburu Defense”), a wholly-owned subsidiary of Nuburu, including an initial equity investment of 2.9% and a convertible receivable supporting a broader defense collaboration. For additional information, see Note 4.

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

From inception through March 31, 2026, the Company has incurred operating losses and negative cash flows from operating activities. For the three months ended March 31, 2026 and 2025, the Company has incurred net losses of $459,898 and $16,611,425, respectively, and the Company has an accumulated deficit of $200,939,729 as of March 31, 2026. The Company expects to continue executing its comprehensive growth and diversification strategy, expanding into complementary domains such as defense-tech, security, and operational resilience solutions. The Company anticipates that it will incur net losses for the foreseeable future and, even if it increases its revenue, there is no guarantee that it will ever become profitable.

Until the Company can generate sufficient revenue, it plans to finance its business with the proceeds from the issuance and sale of debt or equity securities and borrowings under credit facilities, including sales pursuant to its standby equity purchase agreement (“SEPA”) with the SEPA Investor, each defined and further described in Note 13. There is no assurance that management's plans to obtain additional debt or equity financing or credit facilities will be successfully implemented or implemented on terms favorable to the Company.

The Company has identified conditions that raise substantial doubt about its ability to continue as a going concern within 12 months from the issuance of these condensed consolidated financial statements, including historical operating losses, negative cash flows from operations, significant debt service obligations, and reliance on external financing.

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

In January 2025, the Company adopted a new business plan focused on building a stable foundation for the future business, including addressing outstanding payables, entering into joint development agreements, and investing and acquiring controlling interests in strategic targets (the “Transformation Plan”). Management has implemented and continues to execute its Transformation Plan and has taken actions during 2025 and early 2026 to strengthen the Company’s financial position and liquidity profile. These actions include balance sheet improvements, enhanced access to the capital markets, and the establishment of a platform-based operating model through strategic investments and acquisitions.

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

Management further believes that the successful execution of its Transformation Plan—particularly the acquisition of a controlling interest in Tekne, the full integration of Orbit, the acquisition of Lyocon and the expansion of the Company's laser business and the development and commercialization of capabilities with Maddox under the Maddox Agreement (as defined in Note 4)—would establish a scaled, integrated operating platform capable of generating sustainable revenues and improved liquidity, aligned with market demand.

Management believes that the actions described above could significantly reduce the conditions that raise substantial doubt of the Company’s ability to continue as a going concern. However, substantial doubt about the Company's ability to continue as a going concern remains.

NYSE Regulation Notice of Noncompliance

On April 29, 2025, the Company received a Notice of Noncompliance from NYSE Regulation indicating that the Company was not in compliance with Section 1003(a)(i) of the NYSE American LLC Company Guide (the “Company Guide”), which requires a company to maintain stockholders’ equity of $2,000,000 or more if it has reported losses from continuing operations or net losses in two of its three most recent fiscal years. As of March 31, 2026 and December 31, 2025, total stockholders’ equity (deficit) was $2,172,572 and $(15,182,173), respectively.

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

On May 12, 2026, the Company received a Notice of Noncompliance with NYSE American continued listing standards (the “2026 Notice”) indicating that the Company was not in compliance with Section 1003(a)(ii) of the Company Guide, which requires a company to maintain stockholders’ equity of $4.0 million or more if it has reported losses from continuing operations or net losses in three of its four most recent fiscal years. In connection with the 2026 Notice, the NYSE American is not requiring that a new compliance plan be provided by the Company and the Company will continue to operate in accordance with the Compliance Plan previously accepted by NYSE American. See Note 18 for additional information.

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

Inventory, Property and Equipment and Right-of-Use Asset Impairment

The Company leased approximately 27,900 square feet of office space in Centennial, Colorado under a noncancelable operating lease agreement. The original term of the lease was set to expire in December 2024, however, in November 2023, the Company elected to extend the lease through June 2025. As further described in Note 3, as of March 31, 2025, the Company was in default under its lease, and Centennial Tech Industrial Owner (the "Landlord") pursued available remedies in advance of the expiration of the lease term in June 2025. As such, during the first quarter of 2025, the Company determined that, based on the assumption that the Landlord would fully exercise its rights with respect to all assets remaining on the premises, (i) it no longer had control over the inventory and that recovery was not probable, therefore, inventory was written down to a net realizable value of zero, (ii) the carrying value of its property and equipment, all of which was at the leased location, was no longer recoverable, and the assets were written down to a net book value of $0, and (iii) the right-of-use asset associated with this lease was fully impaired, as the Company could no longer use the leased premises, each of which is recorded within loss on impairment of inventories, property and equipment and operating lease right-of-use asset on the consolidated statement of operations for the three months ended March 31, 2025. See Note 3 for additional information.

Certain Significant Risks and Uncertainties

The Company’s future operating results are subject to various risks and uncertainties, including its ability to obtain additional financing, achieve full commercialization, execute its Transformation Plan and strategic transactions, comply with applicable regulatory requirements, manage indebtedness and liquidity, and respond to competitive, geopolitical, and economic conditions, which could cause actual results to differ materially from expectations.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, including Lyocon beginning January 15, 2026 (see Note 4), as well as entities in which the Company has a controlling financial interest, including Orbit, which was consolidated beginning January 15, 2026 (see Note 4). All significant intercompany balances and transactions have been eliminated.

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

Proportional adjustments were made to the number of shares of Common Stock issuable upon exercise, vesting, or conversion of the Company's outstanding stock options, restricted stock units, warrants, convertible notes, preferred stock, and other instruments convertible into or exercisable for Common Stock, as well as the applicable exercise prices, conversion prices, and per share grant date fair values. All share and per share amounts presented in these condensed consolidated financial statements and accompanying notes — including but not limited to earnings per share, weighted-average shares outstanding, shares reserved under equity incentive plans and the employee stock purchase plan, and shares issuable under outstanding derivative and convertible instruments — have been retroactively adjusted to reflect the February 2026 Reverse Stock Split for all periods presented.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Estimates and assumptions made by management include, but are not limited to, fair value measurements, the valuation of assets acquired and liabilities assumed in business combinations, income taxes and related valuation allowances, and the allowance for credit losses. Such estimates may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly from those estimates.

Variable Interest Entities

The Company evaluates its interests in other entities to determine whether such entities are variable interest entities ("VIEs") and, if so, whether the Company is the primary beneficiary. An entity is a VIE if its total equity investment at risk is not sufficient to permit it to finance its activities without additional subordinated financial support or have equity investors that do not have the ability to make significant decisions relating to the entity’s operations through voting rights. The Company consolidates a VIE when it has both (i) the power to direct the activities that most significantly impact the VIE's economic performance and (ii) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The Company reassesses its VIE determinations on an ongoing basis.

Management must make judgments regarding the Company’s level of influence or control over an entity and whether or not the Company is the primary beneficiary of a variable interest entity. Consideration of various factors includes, but is not limited to, the Company’s ability to direct the activities that most significantly impact the entity’s economic performance, the Company’s form of ownership interest, the Company’s representation on the entity’s governing body, the size and seniority of the Company’s investment, the Company’s ability and the rights of other investors to participate in policy making decisions, the Company’s ability to replace the manager. Management’s ability to correctly assess its influence or control over an entity when determining the primary beneficiary of a VIE affects the presentation of these entities in the Company’s Consolidated Financial Statements.

If it is determined that the Company is the primary beneficiary of a non-consolidated VIE, the Company’s Consolidated Financial Statements would be updated to include the operating results of the VIE rather than the results of the variable interest in the VIE. The operating results of the VIE would be presented differently on the Company’s Consolidated Financial Statements and could have an impact on the Company’s operating results and financial position. Refer to Note 4 for description of the Company’s maximum exposure related to non-consolidated VIEs.

Foreign Currency Translation and Transactions

The reporting currency of our company is the U.S. dollar. The functional currency of our foreign operations generally is the applicable local currency for each foreign subsidiary and equity method investee. Assets and liabilities of foreign subsidiaries are translated at the spot rate in effect at the applicable reporting date. Generally, the amounts reported in our condensed consolidated statements of operations and comprehensive loss are translated at the average exchange rates in effect during the applicable period. The resulting unrealized cumulative translation adjustment, net of applicable income taxes, is recorded as a component of accumulated other comprehensive earnings or loss. Generally, the cash flows from our operations in foreign countries are translated at the average rate for the applicable period in our condensed consolidated statements of cash flows.

Transactions denominated in currencies other than our or our subsidiaries’ functional currencies are recorded based on exchange rates at the time such transactions arise. Changes in exchange rates with respect to amounts recorded in our condensed consolidated balance sheets related to these non-functional currency transactions result in transaction gains and losses that are reflected in our condensed consolidated statements of operations and comprehensive loss as unrealized (based on the applicable period end exchange rates) or realized upon settlement of the transactions. Such transactions were not material during the three months ended March 31, 2026.

Cash and Cash Equivalents

Cash equivalents are defined as short term, highly liquid investments, which are readily convertible to cash and have remaining maturities of three months or less at the date of acquisition. As of March 31, 2026 and December 31, 2025, cash was primarily held in accounts with a single financial institution that is a licensed and regulated digital banking platform operating under applicable foreign regulatory authorities. The Company has not experienced any losses in such accounts, nor does the Company believe it is exposed to any significant credit risk on cash and cash equivalents. However, any loss incurred or lack of access to such funds could have a significant adverse impact on the Company's financial condition, results of operations, and cash flows. As of each of March 31, 2026 and December 31, 2025, none of the Company's of the cash on hand was considered cash equivalents. Bank overdrafts at the Company's foreign consolidated subsidiaries and affiliates, if any, are classified as current borrowings within current financial liabilities on the condensed consolidated balance sheets.

Restricted Cash

Restricted cash represents funds held in U.S.-based banking collateral accounts maintained in connection with outstanding letters of credit related to our contemplated acquisition of a controlling interest in Tekne, as further described in Note 4, which exceeded Federal Deposit Insurance Corporation insurance limits of $250,000 as of March 31, 2026. The letters of credit expire in August 2027, and, in accordance with bank policy, the collateral will be released 30 days after the expiration date. The collateral funds are not invested and earn interest at a rate of 1% per annum. As of March 31, 2026 and December 31, 2025, restricted cash totaled $875,141 and $875,141 respectively, and is included in restricted cash on the consolidated balance sheets.

Concentrations of Credit Risk, Other Risks and Uncertainties

The Company's financial instruments that are subject to credit risk consist primarily of (i) cash and cash equivalents, (ii) the SYME Convertible Note Receivable and the Tekne Convertible Note Receivable (each as defined and described in Note 6), for which the fair value option has been elected and credit risk is reflected in the fair value measurement, and (iii) the SYME Bonds (as defined and described in Note 7). At March 31, 2026, substantially all of the Company's cash and cash equivalents were held in accounts with a single financial institution that is a licensed and regulated digital banking platform operating under applicable foreign regulatory authorities. In the event of a failure of the financial institution or restrictions on access to these funds, the Company’s liquidity and ability to fund operations could be materially adversely affected. Management believes the financial risk associated with these balances is minimal and has not experienced any losses to date.

During the three months ended March 31, 2026, one customer accounted for 74% of the Company’s revenue. As of March 31, 2026, four customers accounted for approximately 23%, 16%, 16%, and 15% of the Company's accounts receivable, respectively. The Company had no outstanding accounts receivable as of December 31, 2025.

Accounts Receivable and Allowance for Credit Losses

The Company evaluates financial assets measured at amortized cost for expected credit losses in accordance with ASC 326-20, Financial Instruments — Credit Losses ("CECL"). Financial assets within the scope of CECL include trade receivables. Financial assets for which the fair value option has been elected are excluded from the scope of CECL and are instead measured at fair value through net loss.

The Company estimates the allowance for credit losses on its financial assets within the scope of CECL based on historical loss experience, current conditions and reasonable and supportable forecasts affecting the collectability of the reported amounts. The estimate of expected credit losses considers, among other factors, the financial condition and creditworthiness of the borrower, the underlying collateral, macroeconomic conditions, and the expected duration of the asset. The Company may also incorporate probability-of-default and loss-given-default assumptions or other valuation techniques when appropriate. Adjustments to the allowance for credit losses are recognized in general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss. Recoveries of amounts previously written off are recorded when received.

As of March 31, 2026, allowance for credit losses was $12,026. There were no accounts receivable as of December 31, 2025.

The Company writes off financial assets against the allowance when it determines the asset is uncollectible.

Inventories, Net

Cost of inventories is determined (i) for raw materials, using the first-in, first-out (“FIFO”) method and includes purchase price and other costs directly attributable to acquisition and (ii) for work in progress and finished goods, using the standard cost method, which approximates actual cost which includes direct materials, direct labor and a proportionate share of manufacturing overhead costs based on normal capacity. Standard costs are reviewed periodically and adjusted, as necessary, to approximate actual costs. The Company reviews inventories for excess, obsolete or slow-moving items and records write-downs to net realizable value when net realizable value is less than carrying value. The Company records provisions for excess and obsolete inventories based on factors such as forecasted demand, product life cycles, slow‑moving items and market conditions; such provisions are included in cost of revenue and are recorded as a reduction of the carrying value of inventories.

In addition, the Company may recognize separate impairment charges when events or changes in circumstances indicate that the carrying value of inventory is not recoverable. During the three months ended March 31, 2025, the Company incurred a loss on impairment of inventory in the amount of $1,526,467, which was recorded on the consolidated statement of operations within loss on impairment of inventories, property and equipment and operating lease right-of-use asset. Refer to Note 3 for further information. There was no impairment loss recognized during the three months ended March 31, 2026.

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

The estimated useful lives for each major depreciable classification of property and equipment are as follows:

Description of property and equipment	Years
Computer equipment	5
Machinery and equipment	6 - 7

During the three months ended March 31, 2025, the Company recorded a loss on impairment of property and equipment in the amount of $4,388,279, which was recorded on the consolidated statement of operations within loss on impairment of inventories, property and equipment and operating lease right-of-use asset. Refer to Note 3 for further information. There was no impairment loss recognized for the three months ended March 31, 2026.

Investments in Equity Securities

The Company's investments in equity securities are measured at fair value on a recurring basis, with changes in fair value recognized in change in fair value of investments in the condensed consolidated statements of operations and comprehensive loss and carrying values included within investments at fair value on the condensed consolidated balance sheet. For investments that would otherwise be accounted for under the equity method of accounting, the Company has elected the fair value option in accordance with ASC 825-10. The Company applies appropriate valuation techniques to determine fair value, maximizing the use of observable inputs to the extent available. Refer to Notes 4 and 7 for additional information regarding specific investments and the related fair value measurements.

Tekne Subordinated Convertible Note

Equity-classified instruments that are redeemable for cash or other assets upon the occurrence of events not solely within the Company's control are classified as temporary equity and presented between liabilities and stockholders' equity in accordance with ASC 480-10-S99-3A. Such instruments are initially recorded at fair value. Subsequent measurement depends on whether the instrument is currently redeemable or whether redemption is probable; if neither condition is met, the carrying amount is not remeasured. Refer to Note 4 for additional information regarding the Tekne Subordinated Convertible Note recorded within temporary equity.

Variable Interest Entities

The Company evaluates its interests in other entities to determine whether such entities are variable interest entities ("VIEs") and, if so, whether the Company is the primary beneficiary. An entity is a VIE if its total equity investment at risk is not sufficient to permit it to finance its activities without additional subordinated financial support. The Company consolidates a VIE when it has both (i) the power to direct the activities that most significantly impact the VIE's economic performance and (ii) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The Company reassesses its VIE determinations on an ongoing basis.

Business Combinations

The results of a business acquired in a business combination are included in the Company’s financial statements from the date of acquisition with the associated purchase price allocated to the identifiable assets and liabilities of the acquired business at their acquisition date fair values in accordance with ASC Topic 805, Business Combinations (“ASC 805”). The excess of the purchase price over the amount allocated to the identifiable assets and liabilities, if any, is recorded as goodwill. Based on the nature of the businesses that the Company acquires, goodwill arising from acquisitions typically consists of synergies with previously acquired businesses and economies of scale resulting from centralizing shared service functions.

During the measurement period, which is up to one year from acquisition date, the Company may adjust provisional amounts that were recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date.

Determining the fair value of assets acquired and liabilities assumed requires management to make significant judgments and estimates, including the selection of valuation methodologies, estimates of future revenue and cash flows, discount rates and selection of comparable companies.

Contingent consideration arrangements arising from business combinations are recognized at fair value as of the acquisition date as a component of the total consideration transferred. The Company classifies contingent consideration as a liability or equity based on the terms of the arrangement. Contingent consideration classified as a liability is remeasured each reporting period, with changes in the fair value included in the condensed consolidated statements of operations and comprehensive loss. Changes in fair value resulting from both the passage of time (i.e., accretion) and revisions to the amount or timing of estimated payments are classified in the same line item in the consolidated statements of operations and comprehensive loss. The classification of contingent consideration is reassessed at each reporting period. Contingent consideration classified as equity is not subsequently remeasured and its settlement is accounted for within equity.

Acquisition-related transaction costs are expensed in the period in which the costs are incurred.

For additional information regarding the Company's business combinations, see Note 4.

Goodwill and Intangible Assets

The Company’s primary intangible assets relate to (i) goodwill, (ii) developed technology, (iii) customer relationships and (iv) trademarks. Intangible assets acquired in connection with business combinations are initially recorded at their respective fair values. Goodwill represents the excess of the consideration transferred over the fair value of the identifiable net assets acquired in a business combination and is allocated to reporting units. The Company has one reporting unit. The Company has the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before performing a quantitative impairment test.

Goodwill and other intangible assets with indefinite useful lives are not amortized, but instead are tested for impairment at least annually, or more frequently when events or changes in circumstances indicate that the carrying amount may not be recoverable. Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives to their estimated residual values and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability is assessed by comparing the carrying amount of the asset (or asset group) to the undiscounted future cash flows expected to be generated by the asset, and any impairment loss is measured as the amount by which the carrying amount exceeds the asset’s fair value.

For additional information regarding the Company's goodwill and intangible assets, see Note 4.

Post-Employment Benefits

The Company’s foreign consolidated subsidiaries and affiliates provide post-employment benefits to employees under the Trattamento di Fine Rapporto (“TFR”) as required by Italian law. TFR represents a statutory employee leaving indemnity obligation that is accrued on an individual employee basis and is generally payable upon termination of employment.

The TFR obligation is accounted for as a defined benefit plan. The related liability is measured based on the present value of the estimated future obligation. Remeasurements of the net defined benefit liability are recognized in accumulated other comprehensive income.

Revenue Recognition

Beginning in 2026, the Company’s primary business activity involves the sale of directed-energy systems, high-powered laser solutions, and integrated defense and security technologies, as well as related installation, support, and service offerings. The Company operates a dual-use business model, serving both defense and commercial markets across Europe and the United States.

Revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services by following a five-step process: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price, and (5) recognize revenue when or as the Company satisfies a performance obligation. At contract inception, the Company determines whether the goods or services to be provided are distinct and distinct within the context of the contract to determine whether the contract has a single performance obligation or multiple performance obligations. A performance obligation is distinct when it is separately identifiable from other items in a bundled package and if a customer can benefit from it on its own or with other resources that are readily available to the customer.

Standalone selling prices are primarily determined based on the prices contractually stated for each performance obligation, which the Company considers observable. When a standalone selling price is not directly observable — for example, in contracts containing multiple performance obligations without separately stated prices — the Company estimates the standalone selling price using the expected cost plus a margin approach, taking into consideration market conditions, customer-specific factors, and the Company’s pricing practices for similar offerings.

Payment terms vary by contract but generally range from 30 to 90 days. The Company has elected the practical expedient not to adjust the transaction price for the effects of a significant financing component when the period between transfer of goods or services and payment is one year or less. Amounts billed or collected in advance of revenue recognition are recorded as deferred revenue, which is a contract liability, and are recognized as revenue when the related performance obligations are satisfied. Contract assets represent revenue recognized in excess of billings for which the right to payment is conditional and are reclassified to accounts receivable when the right to consideration becomes unconditional.

Orbit

The Company’s contracts with customers may include multiple performance obligations, which primarily consist of (i) software-as-a-service (“SaaS”) and hosted software subscriptions, (ii) application maintenance services (“AMS”), and (iii) professional services. The transaction price is allocated to each performance obligation based on its relative standalone selling price.

SaaS and Hosted Software Subscriptions. The Company provides customers with hosted access to its or third party's software solutions under subscription arrangements, typically through customer-dedicated virtual machine environments based on a largely standardized product configuration. Revenue from SaaS and hosted software subscriptions is recognized ratably over the contractual subscription term.

Application Maintenance Services. AMS includes technical support, updates, and unspecified upgrades associated with legacy perpetual license arrangements. Revenue from AMS is recognized ratably over the service period.

Professional Services. Professional services consist primarily of implementation, integration, customization, data migration, and training services. Revenue from professional services is generally recognized as the services are performed. In certain cases, professional services are combined with SaaS subscriptions and recognized over the subscription term.

Upfront and Onboarding Activities. Upfront and onboarding activities generally do not transfer a distinct good or service and are deferred and recognized over the term of the associated SaaS arrangement.

For arrangements that involve third‑party software, cloud services or maintenance, the Company evaluates whether it acts as principal or agent in the transaction in accordance with ASC 606’s control‑based model. The Company is a principal when it controls the specified goods or services before they are transferred to the customer and therefore recognizes revenue on a gross basis for its proprietary SaaS and hosted software subscriptions, related support and maintenance, and for third‑party solutions when it is primarily responsible for fulfillment, has discretion in establishing pricing and is exposed to inventory or similar risks. The Company is an agent when its performance obligation is to arrange for a third party to provide the specified goods or services, in which case revenue is recognized on a net basis in the amount of any fee or commission retained.

Lyocon

Product Sales. The Company’s revenue is primarily derived from the sale of products. Revenue from product sales is recognized at a point in time when control of the product transfers to the customer, which occurs upon shipment or delivery, depending on the contractual shipping terms.

Professional Services. A small portion of the Company’s revenue is derived from services, which are generally limited in scope and duration. Revenue from services is recognized at a point in time when the services are performed.

The Company provides customers with a standard warranty, generally for a period of 12 months, which assures that its products are free from defects and comply with agreed-upon specifications at the time of sale. The Company accounts for these warranties as assurance-type warranties in accordance with ASC 460, Guarantees. The Company records an accrued warranty liability at the time of sale, with a corresponding charge to cost of sales, based on historical claim experience, estimated repair and replacement costs, and other relevant factors. The warranty liability is included in accrued liabilities or other current liabilities. The Company periodically evaluates the adequacy of the warranty reserve and adjusts the liability as necessary based on actual experience and changes in estimates, with such adjustments recorded in cost of sales.

Cost of Revenue

Cost of revenue primarily consists of the direct costs of providing services to customers, including employee compensation and related benefits, and materials, labor and manufacturing overhead related to products sold, including lower of cost or net realizable value adjustments and write-downs for excess or obsolete inventory, as applicable.

Research and Development Expenses

Research and development expenses ("R&D") consist primarily of compensation and related costs for personnel, including stock-based compensation, employee benefits, training, travel, third-party consulting services, laboratory supplies, and research and development equipment depreciation incurred to further our commercialization development efforts. We anticipate research and development expenses will increase significantly as we expand our product portfolio. R&D costs are charged to the statements of operations and comprehensive loss as incurred and are included in operating expenses.

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of compensation and related costs for the Company’s direct sales force, sales management, and marketing and include stock-based compensation, employee benefits, and travel for selling and marketing employees as well as costs related to trade shows, marketing programs, third-party consulting expenses, branding and public relations activities, and application lab depreciation expenses. The Company expects selling and marketing expenses to increase in future periods as it expands its sales force, marketing, and customer support organizations and increase its participation in trade shows and marketing programs. Selling and marketing costs are charged to the statements of operations and comprehensive loss as incurred and are included in operating expenses.

General and Administrative Expenses

The Company’s general and administrative expenses consist primarily of compensation and related costs for its finance, human resources and other administrative personnel, and include stock-based compensation, employee benefits and travel expenses. In addition, general and administrative expenses include the Company’s third-party consulting and advisory services, legal, audit, accounting services and facilities costs, as well as transaction expenses. The Company expects its general and administrative expenses to increase for the foreseeable future as it scales headcount with the growth of its business through acquisitions and investments, and as a result of operating as a public company, including compliance with the rules and regulations of the SEC, legal, audit, additional insurance expenses, investor relations activities, and other administrative and professional services. General and administrative costs are charged to the statements of operations and comprehensive loss as incurred and are included in operating expenses.

Recently Adopted Accounting Pronouncements

ASU 2024-04

In December 2024, the Financial Accounting Standards Board (“FASB") issued ASU 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as induced conversions. The amendments expand the application of the induced conversion guidance to instruments with cash conversion features and establish three criteria that must be met for a settlement to qualify as an induced conversion: (1) the conversion privileges must be changed and exercisable only for a limited period of time, (2) the form and amount of consideration offered must be preserved from the original terms, and (3) the conversion feature must be substantive at both the issuance date and the date the offer is accepted. The Company adopted ASU 2024-04 effective January 1, 2026 on a prospective basis. The adoption of ASU 2024-04 did not have an impact on the Company's condensed consolidated financial statements.

New Accounting Pronouncements Not Yet Adopted

ASU 2024-03

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which is intended to provide more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation and amortization) included in certain expense captions presented on the consolidated statement of operations. This new standard is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (1) prospectively to financial statements issued for periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the condensed consolidated financial statements. The Company is in the process of finalizing the disclosures that will be required by the adoption of the provisions of ASU 2024-03, and will adopt these amendments for annual disclosures in the Annual Report on Form 10-K for the year ending December 31, 2027.

ASU 2025-03

In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity. The amendments require an acquirer to apply the factors in ASC 805-10-55-11 through 55-15 to identify the accounting acquirer in a business combination in which the legal acquiree is a variable interest entity that meets the definition of a business and the transaction is effected primarily by exchanging equity interests, consistent with the framework used when the legal acquiree is a voting interest entity. The ASU is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years, and is applied prospectively. Early adoption is permitted. The Company will continue to evaluate the impact of this guidance, which will depend on the nature of future business combinations.

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

NOTE 3. BALANCE SHEET COMPONENTS

Inventories, Net

Inventories, net as of March 31, 2026 consisted of the following:

March 31, 2026
Raw materials and supplies	$102,412
Work-in-process	111,270
Finished goods	79,817
Inventories, gross	293,499
Less: inventory reserve	—
Inventories, net	$293,499

During the three months ended March 31, 2026 and 2025, the Company recorded no charges related to net lower of cost or net realizable value. As of March 31, 2025, in connection with the lease default described above, inventory was written down to a net realizable value of zero through a $1,526,467 loss recorded within loss on impairment of inventories, property and equipment and operating lease right-of-use asset on the condensed consolidated statement of operations for the three months ended March 31, 2025.

Property and Equipment, Net

Property and equipment, net as of March 31, 2026 consisted of the following:

March 31, 2026
Machinery and equipment	$10,282
Computer equipment and software	2,275
Property and equipment, gross	12,557
Less: accumulated depreciation and amortization	(1,602)
Property and equipment, net	$10,955

As of March 31, 2025, in connection with the lease default described above, property and equipment was written down through a $4,388,279 loss recorded within loss on impairment of inventories, property and equipment and operating lease right-of-use asset on the condensed consolidated statement of operations for the three months ended March 31, 2025.

Depreciation and amortization expense related to property and equipment was immaterial and $446,449 for the three months ended March 31, 2026 and 2025, respectively.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of March 31, 2026 and December 31, 2025 consisted of the following:

	March 31, 2026	December 31, 2025
Receivables from related parties (1)	$1,306,336	$—
Interest receivable (2)	582,860	233,498
Prepaid services	485,669	601,415
Prepaid insurance	521,363	154,776
Value-added tax receivable	292,982	—
Prepaid professional fees	200,493	614,225
Prepaid subscriptions	85,272	—
Prepaid regulatory and listing fees	80,898	—
Security deposits	69,310	—
Contract assets (3)	30,527	—
Other prepaid expenses and other current assets	32,438	17,389
Total prepaid expenses and other current assets	$3,688,148	$1,621,303

(1) The amount presented as of March 31, 2026 includes amounts receivable from RegTech Open Project PLC ("RegTech"), a United Kingdom company controlled by the Company's Executive Chairman and Co-Chief Executive Officer, and The AvantGarde Group ("TAG"), which is founded and owned by the Company's Executive Chairman and Co-Chief Executive Officer, of $1,160,603 and $145,733, respectively.

(2) The amount presented as of March 31, 2026 includes interest receivable from related parties in connection with the SYME Convertible Note Receivable and the SYME Bonds of $415,469 and $37,203, respectively.

(3) The amount presented as of March 31, 2026 includes contract assets with RegTech of $13,280.

Accrued Expenses

Accrued expenses as of March 31, 2026 and December 31, 2025 consisted of the following:

	March 31, 2026	December 31, 2025
Related party payables (1)	$2,474,831	$—
Accrued legal, accounting and professional fees	1,722,111	1,486,556
Accrued taxes payable	1,208,875	426,088
Accrued payroll and benefits	1,056,664	699,085
Accrued transaction costs related to the reverse recapitalization	503,600	503,600
Contract liabilities	428,346	—
Accrued interest	37,511	114,313
Current portion of lease liabilities	45,244	—
Warranty provision	11,498	—
Other	38,266	47,152
Total accrued expenses	$7,526,946	$3,276,794

(1) The amount presented as of March 31, 2026 includes amounts payable to RegTech and TAG of $1,440,011 and $1,034,820, respectively.

Lease Default, Settlement, and Related Asset Impairments

The Company leased approximately 27,900 square feet of office space in Centennial, Colorado, with a lease term through June 2025. Operating lease cost was $102,938 for the three months ended March 31, 2025.

As of March 31, 2025, the Company was in default under the lease, and the Landlord pursued available remedies in advance of the lease term that expired in June 2025. In April 2025, the Landlord obtained a default judgment against the Company in the amount of $409,278, which accrued interest at a rate of 10% per annum beginning in March 2025 until paid in full.

The Landlord exercised its rights under the lease agreement and applicable law with respect to a lessee in default and such lessee’s assets located on the premises, including the removal and disposal of inventories and property and equipment remaining on the property. As such, during the first quarter of 2025, the Company determined that, based on the assumption that the Landlord would fully exercise its rights with respect to all assets remaining on the premises, (i) it no longer had control over the inventory and that recovery was not probable, therefore, inventory of $1,526,467 was written down to a net realizable value of zero, (ii) the carrying value of its property and equipment, all of which was at the leased location, was no longer recoverable, and the assets were written down to a net book value of $0 through an impairment of $4,388,279, and (iii) the right-of-use asset associated with this lease was fully impaired, as the Company could no longer use the leased premises, and an impairment of $150,077 was recognized, each of which is recorded within the aggregate $6,064,823 loss on impairment of inventories, property and equipment and operating lease right-of-use asset on the consolidated statement of operations for the three months ended March 31, 2025.

Consistent with the Company’s previously disclosed business plan for its future business, the Company does not believe that assets or equipment that remained on this leased property were critical to its new business strategy, given that it will not be conducting full-scale manufacturing or laser design or development that would involve the prior patent portfolio, which was transferred to its former secured lenders.

The Company is pursuing a lease for a replacement facility that is more appropriate for the Company’s new business strategy. However, entering into a new lease and appropriately equipping a new facility is costly and time-consuming and may cause delays in the Company’s progress with respect to the business plan focused on building a stable foundation for its future business.

Accounts Payable - 3(a)(10) Claims Settlement

In July 2025, the Company entered into a court-approved claims settlement (the “Silverback Claims Settlement”) with Silverback Capital Corporation (“Silverback”) pursuant to Section 3(a)(10) of the Securities Act, under which certain outstanding vendor liabilities were exchanged for shares of the Company’s Common Stock. The arrangement concluded in October 2025, at which time the parties agreed to settle all remaining obligations through the issuance of shares of Common Stock.

NOTE 4. ACQUISITIONS AND INVESTMENTS

Orbit Investment (Related-Party)

Orbit Equity Method Investment

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

•
Equity Infusion. Nuburu Defense may make up to a $5,000,000 equity investment in Orbit (the “Equity Infusion”). Under the Orbit Agreement, the Company has agreed to consummate the Equity Infusion in tranches, with the final tranche closing no later than October 7, 2028. During the fourth quarter of 2025, the Company paid $1,500,000 of the Equity Infusion amount in connection with the signing of the Orbit Agreement, resulting in its holding a 10.7% ownership interest in Orbit.
•
Orbit Consideration. In addition to the Equity Infusion, Nuburu Defense plans to acquire, in tranches by December 31, 2026, all outstanding capital stock of Orbit from Vanguard for an aggregate purchase price of $12,500,000, consisting of (i) $3,750,000 in cash and (ii) non-cash consideration worth $8,750,000 in the form of, (a) subject to obtaining stockholder approval, a variable number of preferred shares, or (b) if such stockholder approval is not obtained, an equivalent instrument of the Company or cash (the "Orbit Preferred Obligation"), which was amended on February 9, 2026 as further described below, (collectively, the “Orbit Consideration”). During the fourth quarter of 2025, the Company paid Orbit Consideration worth $3,750,000 (the "Advance Payment") by (i) offsetting of a credit owed by Mr. Zamboni to the Company of $1,350,000 related to a previous unsuccessful acquisition, and (ii) a cash payment of $2,400,000 to Mr. Zamboni.

Under the Orbit Agreement, the Company has the exclusive right to market, sell, promote and distribute the Orbit platform to the security sector globally for 36 months. Upon Nuburu Defense’s obtaining a 20% ownership interest in Orbit, which occurred in January 2026, Orbit’s bylaws were amended and new members of Orbit’s board of directors were appointed pursuant to the new bylaws. Following the appointment of the new directors to Orbit’s board of directors, Alessandro Zamboni was appointed as Chairman of Orbit and Nuburu Defense designated Orbit’s chief executive officer. Since Orbit was previously wholly owned by Alessandro Zamboni, our Executive Chairman and Co-Chief Executive Officer, indirectly through Vanguard, the Orbit Transaction constitutes a related party transaction under U.S. securities laws and, as a result, the Orbit Transaction and Orbit Agreement have been reviewed and approved by our independent directors and Audit Committee.

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

As of December 31, 2025, the Company's investment in Orbit had a carrying value of $949,806. The carrying amount of the Company’s investment in Orbit exceeded its proportionate share of Orbit's net assets by approximately $1,112,750, primarily due to fair value step-ups associated with developed technology, which is amortized over 5 years, customer relationships, which are amortized over 7 years, and goodwill, which is not amortized. Additionally, the Company recorded assets related to (i) a subscription for Orbit shares of $11,778,600, which was comprised of the initial fair value of the Orbit Preferred Obligation of $8,028,600 and the Advance Payment of $3,750,000, and (ii) a deposit on acquisition of $733,272, which was comprised of cash paid during the fourth quarter of 2025 of $1,500,000 less the initial cost of the investment in Orbit and related transaction costs. As the Company's commitment to pay the Orbit Preferred Obligation was non-cancellable, binding and non-contingent as of the execution of the Orbit Agreement, the obligation represents a requirement to settle a fixed monetary amount using a variable number of shares or other assets, and is accounted for as a liability in accordance with ASC 480, which was initially recognized at fair value on a nonrecurring basis on the execution date of the agreement and is subsequently accreted to its redemption value as interest expense using the effective interest method through the expected settlement date of December 31, 2026. The fair value of the Orbit Preferred Obligation at inception was determined using a discounted cash flow methodology, which estimates the present value of the fixed settlement amount based on the expected settlement date and an appropriate discount rate, and is a Level 3 fair value measurement within the fair value hierarchy due to the significant unobservable inputs. During the three months ended March 31, 2026 and 2025, the Company recognized $67,737 and nil, respectively, of accretion on the Orbit Preferred Obligation, which is included in interest expense on the consolidated statement of operations for the three months ended March 31, 2026.

In connection with the Orbit Change of Control discussed below, the Company remeasured its previously held 10.7% equity interest to the $890,398 fair value as of the acquisition date, resulting in a loss of $59,408, which was recognized in remeasurement of Orbit equity method investment in the consolidated statement of operations for the three months ended March 31, 2026.

Orbit Change of Control

Effective as of January 15, 2026, the Company closed on a second tranche of such acquisition, resulting in the Company owning approximately 22% of Orbit and recomposing Orbit's Board of Directors, including the addition of Mr. Zamboni to the Board of Directors (the "Orbit Change of Control"). The Company concluded that Orbit is a VIE because the holders of the equity investment at risk, as a group, lack the power through voting rights to direct the activities that most significantly impact Orbit's economic performance. From January 15, 2026, Orbit's amended by-laws grant Nuburu Defense the right to designate two of three members of Orbit's board of directors and Orbit's chief executive officer, through which Orbit's annual budget, business plan and material financings are approved. The Company is Orbit's primary beneficiary because it has both the power to direct those activities and the obligation to absorb losses, and right to receive benefits, that could be significant to Orbit. Accordingly, the Orbit Change of Control was accounted for as a business combination using the acquisition method of accounting and Orbit was consolidated beginning January 15, 2026.

Orbit's assets are not contractually restricted to settling only Orbit's obligations, and Orbit's creditors have no recourse to the general credit of the Company. The Company's maximum exposure to loss is limited to its investment in Orbit (including goodwill) and the remaining unfunded portion of the Equity Infusion.

The preliminary purchase price was allocated to the acquired identifiable net assets of Orbit based on assessments of their respective fair values, and the excess of the purchase price over the fair values of these identifiable net assets was allocated to goodwill. Goodwill is not deductible for income tax purposes.

The following table summarizes the preliminary purchase price allocation of the Orbit Change of Control at the January 15, 2026 acquisition date:

Consideration transferred:
Cash consideration	$2,000,000
Deposit on acquisition	733,272
Subscription for Orbit shares at fair value (1)	12,968,437
Previously held equity interest (2)	890,398
Total consideration transferred	$16,592,107
Assets acquired:
Cash and cash equivalents	$1,459,085
Accounts receivable	263,613
Prepaid expenses and other current assets	1,677,545
Property and equipment	13
Developed technology	2,092,320
Customer relationships	139,488
Other assets	31,126
Total assets acquired	5,663,190
Liabilities assumed:
Accounts payable	906,589
Accrued expenses	4,667,433
Other liabilities	194,322
Contingent consideration (related party) (3)	790,432
Total liabilities assumed	6,558,776
Net identifiable assets acquired	(895,586)
Goodwill	17,487,693
Total consideration transferred	$16,592,107

(1)
The subscription for Orbit shares was remeasured to its acquisition date fair value of $12,968,437 using the fair value of the underlying Common Stock into which the Orbit Preferred Obligation is settleable, which is a non-recurring Level 1 fair value input in the fair value hierarchy as it incorporates observable inputs.
(2)
The previously held equity interest in Orbit was remeasured to its fair value at the acquisition-date, as described under Equity Method Investment above. The fair value of the equity interest in Orbit as of the acquisition date consisted of the fair value of the Orbit business, as determined by third-party valuation specialists using the income approach. Under the income approach, a discounted cash flow methodology was utilized, which estimates the present value of the Orbit equity at time of investment at an appropriate discount rate, and is a non-recurring Level 3 fair value measurement within the fair value hierarchy due to the significant unobservable inputs, including earnings before interest, taxes, and depreciation, and amortization margins, depreciation expense, capital and development expenditures, discount rates, and tax rates, among others.
(3)
In September 2025, Orbit acquired a risk-management software business branch from RegTech, which included contingent consideration that was assumed in the Orbit Change of Control. The contingent consideration consisted of a variable earnout equal to 10% of cash collections on commercial revenues of Orbit through September 30, 2028, capped at €1,000,000 (the "RegTech Contingent Consideration"). The RegTech Contingent Consideration was recognized at its acquisition-date fair value of $790,432 and is classified as a liability measured at fair value on the condensed consolidated balance sheet, with changes in the fair value of the contingent consideration recognized in change in fair value of contingent consideration on the condensed consolidated statements of operations and comprehensive loss. The fair value of the RegTech Contingent Consideration was determined using a Monte Carlo simulation approach based on forecasted collections of Orbit through September 30, 2028, which is a Level 3 fair value measurement within the fair value hierarchy due to the significant unobservable inputs, including projected collections and the discount rate. For additional information, refer to Note 7. Because RegTech is under the common control of the Company’s Executive Chairman and Co-CEO, the RegTech Contingent Consideration constitutes a related party transaction.

The amounts above represent the Company’s provisional fair value estimates related to the acquisition as of January 15, 2026, and are subject to subsequent adjustments as additional information is obtained during the applicable measurement period. The primary areas of estimation that are not yet finalized include the identifiable intangible assets. The identifiable intangible assets consist of developed technology and customer relationships, which were assigned fair values of $2,092,320 and $139,488, respectively. The Company will amortize the acquired developed technology and customer relationships intangible assets over their expected useful lives of five years and six years, respectively.

The developed technology intangible assets were valued using the relief from royalty method. The customer relationships intangible asset was valued using the multi-period excess earning method. These methods require several judgments and assumptions to determine the fair value of intangible assets, including revenue growth rates, discount rates, royalty rates, earnings before interest, taxes, and depreciation, and amortization margins, and tax rates, among others. These nonrecurring fair value measurements are Level 3 measurements within the fair value hierarchy.

The Company recognized $212,360 of acquisition-related costs for the three months ended March 31, 2026, which was included in general and administrative in the consolidated statement of operations.

The Company's condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2026 include revenue of $67,279 and net income of $88,507 attributable to Orbit from the date of the Orbit Change of Control through March 31, 2026.

Amendment to Orbit Preferred Obligation

On February 9, 2026, the parties to the Orbit Agreement entered into an amendment to issue 10,020,040 shares of Common Stock (the "Orbit Settlement Shares") in lieu of the obligation to issue preferred shares under the Orbit Preferred Obligation, which the Company concluded (i) no longer met ASC 480 liability classification and (ii) resulted in an extinguishment of the original Orbit Preferred Obligation. As such, the Company derecognized the Orbit Preferred Obligation at its carrying value of $8,199,636 and recognized the amended obligation at fair value of approximately $7,414,830; the resulting $784,807 difference was recorded to additional paid-in capital as a capital transaction due to the related party counterparty. Until stockholder approval in March 2026, the obligation was accounted for as a derivative liability under ASC 815 and remeasured at fair value through the statement of operations. In March 2026, stockholders approved the issuance of the Orbit Settlement Shares, at which time the Company concluded the instrument qualified for equity classification, remeasured it to fair value of $2,505,010, with the change of $4,909,820 recognized within change in fair value of derivative liability on the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2026, and reclassified it to additional paid-in capital. The Orbit Settlement Shares are included in basic loss per share beginning in March 2026, when issuance was no longer contingent. The fair value of the Orbit Preferred Obligation was determined using the quoted closing price of the Company’s Common Stock, which represents a Level 1 measurement in the ASC 820 fair value hierarchy as it represents a quoted price in an active market for the Company's Common Stock.

Lyocon Acquisition

On January 15, 2026 (the “Lyocon Closing Date”), the Company consummated the acquisition of all of the ownership interests in Lyocon, an Italian laser-engineering and photonics company specializing in advanced laser sources, precision optical systems and customized laser platforms (the “Lyocon Acquisition”). Pursuant to a Purchase and Sale Agreement (the “Lyocon Purchase Agreement”), the Company paid $2,000,000 in consideration (the “Lyocon Consideration”) to the sellers, including (i) $750,000 in cash to the sellers on the Lyocon Closing Date, and (ii) the aggregate $1,250,000 principal amount of Lyocon Convertible Notes, as defined and further described in Note 10.

Under the Lyocon Purchase Agreement, the sellers may receive an earn out payment of up to an aggregate of $1,000,000 (the “Earn-out Cap”), which would be earned over a 5-year period, with potential earn-out payments being made at the end of 2028 and the end of 2030, upon achievement of certain milestones.

The Company may provide $1,000,000 in funding to Lyocon in the form of capital contributions or other debt facility, at the Company’s election (the “Lyocon Funding”), of which $500,000 was paid in the form of a debt facility on the Lyocon Closing Date, $250,000 is due within 12 months of the Lyocon Closing Date, and the remaining $250,000 is due within 24 months of the Lyocon Closing Date, but not later than December 31, 2027. In the event that the Company ceases to hold more than a 50% interest in Lyocon, any unpaid Lyocon Funding amount will become due and payable upon such loss of control of Lyocon. If the Company fails to make a Lyocon Funding payment when due, which is not remedied within 30 days from written notice thereof, the sellers will be entitled to an earn-out amount of 30% of the Earn-out Cap.

The Lyocon sellers are employed as managers of Lyocon and entitled to participate in the Company's equity incentive plan under which they may receive equity awards of Common Stock to be issued by the Company. Under the Company's equity incentive plan, (i) if the share price of Common Stock reaches $3.49 for over 20 consecutive trading days in 2026, the participant is entitled to equity awards equal to 0.07% of the Company’s market cap; (ii) if the share price of Common Stock reaches $4.99 for over 20 consecutive trading days in 2026, the participant is entitled to equity awards equal to 0.10% of the Company’s market cap; or (iii) if the share price of Common Stock reaches $9.98 for over 20 consecutive trading days in 2026, the participant is entitled to equity awards equal to 0.15% of the Company’s market cap. The highest target achieved within 2026 determines the value of the equity award for 2026 for each seller.

The Lyocon Acquisition was accounted for as a business combination using the acquisition method of accounting. The preliminary purchase price was allocated to the acquired identifiable net assets of Lyocon based on assessments of their respective fair values, and the excess of the purchase price over the fair values of these identifiable net assets was allocated to goodwill. Goodwill is primarily attributable to Lyocon's assembled workforce and expected synergies from integrating Lyocon's high-power laser design and manufacturing capabilities with the Company's existing blue laser technology platform. Goodwill is not deductible for income tax purposes.

The following table summarizes the preliminary purchase price allocation at the January 15, 2026 acquisition date:

Consideration transferred:
Cash consideration	$750,000
Lyocon Convertible Notes (1)	1,422,000
Contingent consideration (2)	138,558
Total consideration transferred	$2,310,558
Assets acquired:
Cash and cash equivalents	$95
Accounts receivable	243,765
Inventories, net of reserve	247,029
Prepaid expenses and other current assets	37,264
Property and equipment	12,543
Developed technology	348,720
Customer relationships	267,352
Other assets	45,383
Trade names and trademarks	62,770
Total assets acquired	1,264,921
Liabilities assumed:
Accounts payable	143,652
Accrued expenses	347,309
Deferred tax liability	173,351
Other liabilities	65,209
Total liabilities assumed	729,521
Net identifiable assets acquired	535,400
Goodwill	1,775,158
Total consideration transferred	$2,310,558
(1)
The Lyocon Convertible Notes were measured at the aggregate initial fair value of $1,422,000 at the acquisition date using a combined approach which utilizes both a Black-Scholes option pricing model for the conversion feature and a discounted cash flow to value the debt component. These measurements are non-recurring Level 3 inputs in the fair value hierarchy as they incorporate significant unobservable inputs, including assumed volatility, yield curves and discount rates. For additional information, see Note 10.

(2)
The fair value of the contingent consideration was estimated using a Monte Carlo simulation incorporating management's projections of Lyocon's EBITDA performance and a risk-adjusted discount rate. For additional information, see Note 7.

The amounts above represent the Company’s provisional fair value estimates related to the acquisition as of January 15, 2026, and are subject to subsequent adjustments as additional information is obtained during the applicable measurement period. The primary areas of estimation that are not yet finalized include the identifiable intangible assets. The identifiable intangible assets consist of developed technology, customer relationships, and trademarks and trade names, which were assigned fair values of $348,720, $267,352, and $62,770 respectively. The Company will amortize the acquired developed technology, customer relationships, and trademarks and trade name intangible assets over their expected useful lives of eight years, eight years, and five years, respectively.

Both the trademarks and trade names and the developed technology intangible assets were valued using the relief from royalty method. The customer relationships intangible asset was valued using the multi-period excess earning method. These methods require several judgments and assumptions to determine the fair value of intangible assets, including revenue growth rates, discount rates, royalty rates, earnings before interest, taxes, and depreciation, and amortization margins, and tax rates, among others. These nonrecurring fair value measurements are Level 3 measurements within the fair value hierarchy.

Under the Lyocon Purchase Agreement, the sellers may receive contingent consideration in the form of an earn-out of up to $1,000,000 in the aggregate (the "Lyocon Contingent Consideration"), payable over a five-year period ending in 2030. The earn-out is based on the achievement of EBITDA performance targets relative to a business plan established at closing. Cash payments are due at the end of 2028 and 2030. The range of undiscounted amounts the Company could be required to pay under the earn-out arrangement is $0 to $1,000,000. In the event of a change of control of Lyocon, the remaining unpaid earn-out becomes due, subject to reduction or elimination based on Lyocon's most recent EBITDA performance. The acquisition-date fair value of the contingent consideration was determined to be $138,558 and is classified as a liability measured at fair value on the condensed consolidated balance sheet, with changes in the fair value of the contingent consideration recognized in change in fair value of contingent consideration on the condensed consolidated statements of operations and comprehensive loss.

The Company recognized $308,169 of acquisition-related costs for the three months ended March 31, 2026, which was included in general and administrative in the consolidated statement of operations.

The Company's condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2026 include revenue of $340,365 and net loss of $7,466 attributable to Lyocon from the Lyocon Closing Date through March 31, 2026.

Pro Forma Information for Orbit Change of Control and Lyocon Acquisition

The following unaudited pro forma consolidated operating results give effect to (i) the Orbit Change of Control and (ii) the Lyocon Acquisition as if they had been completed as of January 1, 2025. These pro forma amounts are not necessarily indicative of the operating results that would have occurred if these transactions had occurred on such date. The pro forma adjustments are based on certain assumptions that we believe are reasonable.

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Revenue	$479,546	$140,498
Net loss	$(331,491)	$(181,479)

Tekne Transaction

On January 13, 2026, the Company executed agreements regarding (i) the establishment of a Network Contract, a form of joint-venture agreement under Italian law, further described in Note 6, (ii) the Company's acquisition of an initial 2.9% interest in Tekne (the "Tekne Investment"), and (iii) the provision of a €13,000,000 convertible receivable facility to Tekne (the "Tekne Convertible Note Receivable"), further described in Note 6. In connection with these arrangements, the parties agreed that the Tekne Financial Assurances (which consist of $4,200,000 in assets placed in escrow by S.F.E. Equity Investments SARL (“SFE EI”) for purposes of guaranteeing the Company's performance obligations in connection with acquiring an interest in Tekne and $875,000 in cash collateral provided by the Company and used to obtain letters of credit for Tekne) will remain in place for the foreseeable future.

During the fourth quarter of 2025, in connection with a letter contemplating the execution of such agreements, the Company paid $1,179,686 as an advance of the Tekne Convertible Note Receivable, which was recorded within advance on Tekne Convertible Note Receivable on the consolidated balance sheet as of December 31, 2025 and was subsequently applied to the Tekne Convertible Note Receivable in January 2026.

In a letter, dated March 19, 2026 (the “March Tekne Letter”), among us, Nuburu Defense and the Tekne Shareholders (as defined in the March Tekne Letter), the Company agreed to increase the amount of the Tekne Convertible Note Receivable from €13,000,000 to €16,692,000, which would represent a 32.1% interest in Tekne. The Company confirmed its intention to file an application to the Presidenza del Consiglio dei Ministri in accordance with the Italian Golden Power regulations (“GP Authorization”) and to make an additional investment of €13,000,000 in newly issued shares (the "Capital Increase"), which would represent a 25% interest in Tekne, upon receipt of the GP Authorization. Subject to obtaining GP Authorization, the Company plans to obtain a 60% interest in Tekne from (i) the 2.9% Tekne Investment, (ii) the conversion of the Tekne Convertible Note Receivable into a 32.1% interest in Tekne, and (iii) the 25% interest obtained from the Capital Increase. Thereafter, the Company plans to obtain an additional 10% interest in Tekne from the Tekne Shareholders on a pro-rata basis, for €6,000,000 paid in cash, which would result in the Company owning a 70% interest in Tekne.

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

Tekne Investment and Tekne Subordinated Convertible Note. The Company entered into the Share Transfer and Shareholder Convertible Loan Agreement (the “Tekne Purchase Agreement”) with Mr. D’Arrezzo, Carlo Ulacco, and Andrea Lodi, the shareholders of Tekne. Under the Tekne Purchase Agreement, Mr. D’Arrezzo agreed to sell a 2.9% interest in Tekne to the Company or its subsidiary, in exchange for the issuance of a Subordinated Convertible Note (the “Tekne Subordinated Convertible Note”) in the principal amount of $1,740,000 by the Company to Mr. D’Arrezzo. The Tekne Subordinated Convertible Note may be converted into 1,394,790 shares of Common Stock at a fixed conversion price of $1.25 per share of Common Stock. The Tekne Subordinated Convertible Note has a maturity date of January 31, 2027, bears no interest except in the event of a default, and may not be repaid or redeemed in cash. The Tekne Subordinated Convertible Note may either be converted into shares of Common Stock following the receipt of the Italian government regulatory approvals required to approve the Company’s acquisition of a controlling interest in Tekne, or the Tekne Subordinated Convertible Note will be automatically extinguished upon the exercise of put and call options for the required transfer of the 2.9% interest in Tekne from the Company back to Mr. D’Arrezzo, if the required regulatory approvals are not obtained. The call option held by Mr. D’Arrezzo may be exercised at his sole discretion. Upon the transfer of the 2.9% interest to the Company, an Observer is being appointed to Tekne’s board of directors acceptable to the Company, Mr. Sinnott, an employee of the Company, will remain as a director of Tekne, certain administrative structures will be adopted by Tekne, Tekne will evaluate the adoption of Orbit’s “operational resilience” platform, and Tekne’s financial reporting processes will be adjusted to comply with U.S. GAAP.

The Company elected the fair value option to account for the Tekne Investment, whereby the Tekne Investment is measured at fair value on a recurring basis, with the carrying value reflected in investments at fair value on the condensed consolidated balance sheet and changes in fair value reflected in change in fair value of investments on the condensed consolidated statement of operations. For additional information, see Note 7.

The Tekne Subordinated Convertible Note qualified for equity classification under ASC 815 because it is settleable only in shares of Common Stock. Because the Note may be cancelled in exchange for re-transfer of the 2.9% Tekne interest if the required Italian regulatory approvals are not obtained, an event not solely within the Company's control, it was classified as temporary equity under ASC 480-10-S99-3A and presented between liabilities and stockholders' equity on the condensed consolidated balance sheet. The Tekne Subordinated Convertible Note is not currently redeemable, and the Company determined that redemption was not probable; accordingly, the carrying amount is not remeasured. The Tekne Subordinated Convertible Note was initially recorded at its issuance-date fair value of $928,000, estimated using a probability-weighted scenario analysis reflecting (i) conversion into shares of Common Stock if the required Italian regulatory approvals are obtained, valued at the Company's closing stock price on the date of issuance, and (ii) extinguishment of the Tekne Subordinated Convertible Note for no consideration under the put and call options if such approvals are not obtained. The scenario probabilities are unobservable inputs, and the measurement is a non-recurring Level 3 fair value measurement. The difference between the initial fair value of the Tekne Investment and the initial fair value of the Tekne Subordinated Convertible Note of $84,000 was recognized within gain on initial recognition of Tekne Investment on the condensed consolidated statement of operations and comprehensive loss for the three months ended March 31, 2026.

Determination Regarding Influence Over Tekne

The Company holds a 2.9% equity interest in Tekne and has evaluated whether its involvement constitutes significant influence under ASC 323. The Company elected the fair value option under ASC 825-10 for both the Tekne Investment and the Tekne Convertible Note Receivable, the following addresses whether significant influence exists irrespective of that election.

The Company concluded that it does not exercise significant influence over Tekne based on the following: (i) its 2.9% ownership interest is well below the 20% presumption in ASC 323-10-15-8, and no additional voting or convertible interests have been acquired as of March 31, 2026, as the contemplated Capital Increase and note conversion each require Italian Golden Power regulatory approval not yet obtained, (ii) Mr. Anthony Sinnott, a part-time non-executive employee of the Company, serves as a Tekne director, but his appointment predates the Company’s investment, was made independently by Tekne’s shareholders, and does not represent the Company, the Company holds no contractual right to designate or remove any Tekne director, and its contractual observer right carries no vote or decision-making authority, (iii) the Company does not participate in establishing Tekne’s operating or financial policies, which are controlled by Tekne’s majority shareholders, (iv) the Network Contract arrangements and Tekne Convertible Note Receivable carry creditor-protective covenants but do not confer power to direct Tekne’s significant activities, and (v) there is no interchange of managerial personnel and Tekne is not dependent on the Company for technology or management.

The Company will reassess significant influence in future periods, including upon receipt of Golden Power regulatory approval, exercise of the Capital Increase, or conversion of the Tekne Convertible Note Receivable.

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

The Beryl Agreement provides a two-year exclusivity period during which (i) Beryl is prohibited from representing any product that competes with the Graelion Product, except for contracts entered into by Beryl prior to the effective date of the Beryl Agreement, and (ii) Tekne will not enter into negotiations with any other third party with respect to the deployment of the Graelion Product in Ukraine or development of the mission-specific kit integration of the Graelion Product. Under the Beryl Agreement, and as part of the Network Contract, Nuburu Defense and Tekne established a joint representative office in Kyiv to serve as the program’s operational, industrial and compliance coordination center. Under the Beryl Agreement, Nuburu Defense may provide capital, advance payments, and procurement support, enabling Tekne to acquire materials and components for the Graelion Product. Nuburu Defense and Tekne will jointly assess and determine the economic feasibility of any transaction involving the Graelion Product, including pricing, margin structure and overall program profitability thresholds.

Heckler & Koch AG Investment

As part of ongoing efforts to invest the Company's assets to build out its Defense and Security Platform, on February 6, 2026, the Company entered into a Securities Purchase Agreement (the “H&K Investment Agreement”) with Brick Lane Capital Management Limited (“Brick Lane”) (the "H&K Transaction") pursuant to which the Company acquired from Brick Lane 295,000 shares (or approximately 0.8% of the outstanding common shares) of Heckler & Koch AG (“H&K”) (the "H&K Investment"), a leading manufacturer of small firearms for NATO and EU countries whose shares are listed on Euronext Paris under the ticker MLHK, for an aggregate purchase price of $15,000,000, which was paid by a Subordinated Convertible Note (the “2026 Brick Lane H&K Investment Note”), which is further described in Note 10.

The H&K Investment is classified as an equity security under ASC 321 and is measured at fair value based on quoted market prices, with changes in fair value, including those related to foreign currency exchange, recognized in change in fair value of investments on the condensed consolidated statement of operations and the carrying value included within investments at fair value on the condensed consolidated balance sheet. For additional information, see Note 7.

Transaction expenses of $22,134 were incurred in connection with the H&K Transaction, and are included in general and administrative on the consolidated statements of operations and comprehensive loss during the three months ended March 31, 2026.

Maddox Joint Venture

On February 26, 2026, the Company and Nuburu Defense entered into a Contractual Joint Venture Agreement (the “Maddox Agreement”), with Maddox Defense Incorporated (“Maddox”), pursuant to which the Company and Maddox have established a contractual joint venture for the development of a modular, containerized, mobile additive manufacturing platform capable of producing drone components, pods, mission-critical structural parts and related components for defense and security applications (the “Maddox Program” or the “Maddox Product”).

Under the Maddox Agreement, the Maddox Program is structured in two phases:

•
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
•
Phase II is the commercialization phase, during which the parties will form a new entity (“NewCo”) that will be owned 60% by the Company and 40% by Maddox. NewCo will be governed by a board consisting of five members, three of whom are appointed by the Company and two of whom are appointed by Maddox. NewCo will be the exclusive commercial vehicle for sales and production of the Maddox Product. During Phase II, until the Reimbursable Amount has been fully repaid to the Company, all distributable profits of NewCo will be allocated to the Company and Maddox’s 40% equity interest in NewCo will be pledged in favor of the Company. Thereafter, distributions will be made in accordance with ownership percentages. NewCo will serve as prime contractor for U.S. and European Union (“EU”)/NATO contracts to the extent permissible; provided that, if necessary, Maddox may act as prime contractor on behalf of NewCo for U.S. contracts and the Company or Tekne, pursuant to a technology transfer agreement with the Company, may act as prime contractor on behalf of NewCo for EU/NATO contracts. Maddox will lead commercial engagement in the U.S. and the Company will lead commercial engagement in the EU and NATO territories.

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

As Maddox is compensated for development services and does not share in the Maddox Program’s commercial risks and rewards, the arrangement is not a collaborative arrangement, therefore the Company accounts for its Phase I activities under the Maddox Agreement in accordance with ASC Topic 730, Research and Development. Accordingly, such amounts are expensed as research and development costs as incurred. No Phase I costs are capitalized, as such costs relate to project-specific activities with no alternative future use. Nonrefundable advance or milestone payments are recorded as prepaid assets and recognized as research and development expense as the related services are performed. For the three months ended March 31, 2026, the Company recognized $67,500 in research and development expense under the Maddox Program, which was included within accounts payable on the condensed consolidated balance sheet as of March 31, 2026. Through the date of issuance of this Quarterly Report, approximately $289,000 of cash payments had been made under the Maddox Program.

SYME

Strategic Investment (Related Party)

Supply@ME Capital Plc (“SYME") and its operating subsidiaries provide its platform for use by manufacturing and trading companies to access inventory trade solutions, enabling their businesses to generate cashflow, through a non-credit arrangement and without incurring debt. This is achieved by their existing eligible inventory being added to the platform and then monetized through purchases by third-party inventory funders. The inventory to be monetized can include warehoused goods waiting to be sold to end-customers or goods that are part of a typical import/export transaction.

During the year ended December 31, 2025, in connection with the inventory monetization program discussed above, the Company advanced $5,668,545 to a special purpose vehicle (“SPV”) affiliated with SYME (the “SYME Inventory Advance”), pursuant to advance payment letters in connection with a proposed subscription of a financial instrument to be issued by the SPV with the aim of monetizing the inventory of Tekne. The amount advanced during 2025 was applied to the SYME Bonds in March 2026, as further described below.

SYME 3 Bond Subscription Agreement (Related Party)

On March 12, 2026, the Company entered into a Bond Subscription Agreement (the “SYME 3 Agreement”), with Supply@ME Stock Company 3 S.r.l. (“SYME 3"), pursuant to which SYME 3 may issue up to €30,000,000 in variable rate bonds due March 2029 (the “SYME Bonds”) in order to fund inventory requirements of Tekne. On such date, the Company agreed to subscribe and pay for initial bonds issued by SYME 3 in the nominal value of €5,250,000 with a maturity date in March 2029 for a subscription price of €4,824,294, representing a €425,706 discount to the nominal amount. SYME 3 is an affiliate of SYME. The subscription price was paid on the issuance date by the offset of €4,824,294 ($5,668,545) in payments previously made by the Company to SYME 3 in September through November 2025 under the SYME Inventory Advance.

The SYME Bonds are held in dematerialized form with Euronext Securities Milan. The SYME Bonds are obligations solely of SYME 3 and are secured by security interests in a Pegno Non Possessorio (a non-possessory pledge) under Italian law over the inventory of Tekne acquired with such funds and future receivables linked to such inventory; a pledge agreement over a bank account opened by SYME 3 entered into by SYME 3, as pledgor, and the Company, as secured creditor; and a pledge agreement over receivables and assignment of VAT receivables entered into by SYME 3, as pledgor, and the Company, as secured creditor. The SYME Bonds accrue interest daily at a rate of 3-month Euro Interbank Offered Rate plus 7.5% per annum plus any additional margin (as provided in the SYME 3 Agreement), subject to a cap of 12% per annum, until the final maturity date in March 2029 (the “Final Maturity Date”). Interest payments are due on the 8th day of January, April, July and October, with the first payment date on July 8, 2026. Unless the SYME Bonds are redeemed earlier, SYME 3 will redeem the SYME Bonds at their principal amount outstanding at the Final Maturity Date. SYME 3 may redeem the SYME Bonds early (i) at its option beginning after the first anniversary of the issuance date or (ii) in whole with 120 days’ notice without penalty on any bond payment date after the date of imposition of certain tax withholdings or deductions as set forth in the SYME 3 Agreement. The Company (or, if applicable, the representative of the bondholders, including the Company) may request mandatory redemption on a bond payment date upon giving at least 120 days’ notice prior to such bond payment date. The SYME Bonds are freely transferable to a person or entity that qualifies as a “Professional Investor” under Italian law.

The SYME Bonds constitute a related party transaction as certain members of the Company's management and Board of Directors; Mr. Zamboni and Mr. Ricchebuono also serve in administrative positions and/or hold ownership interests in SYME 3, SFE Société Financière Européenne SA (“SFE SA”) and SYME, as the case may be.

The Company elected the fair value option for the SYME Bonds at issuance, primarily for simplification and cost-benefit considerations of accounting for the SYME Bonds at fair value in their entirety, as well as consistency with the Company's election of the fair value option for other financial instruments. Under this election, the SYME Bonds were initially recognized at the fair value of $5,718,059, and were subsequently measured at their fair value of $5,685,021 as of March 31, 2026, with changes in fair value recognized within change in fair value of debt security in the condensed consolidated statements of operations and comprehensive loss. For additional information, see Note 7.

As of March 31, 2026, principal under the SYME Bonds was $6,036,450.

Variable Interest Entity

SYME 3 is an Italian special purpose vehicle that funds and operates an inventory securitization program for Tekne. SYME 3 is a VIE because its equity at risk is insufficient to finance its activities without additional subordinated financial support.

The Company holds the SYME Bonds as its sole variable interest in SYME 3 and has determined it is not the primary beneficiary. The most significant activities of SYME 3, including selecting inventory transactions and pricing, contracting with counterparties, and executing remarketing, are directed by SYME 3’s sole administrator, Mr. Matteo Ricchebuono, who is appointed and removable at will by SFE SA, SYME 3’s 100% equity holder. SFE SA also retains exclusive authority over bond issuances, distributions, extraordinary transactions, and organizational amendments. Accordingly, SFE SA holds the power to direct SYME 3’s significant activities and absorbs the expected losses and residual returns as 100% equity holder. SFE SA is the primary beneficiary.

The Company has standard protective rights as a bondholder that do not provide governance authority over SYME 3’s significant activities.

The Company considered whether any related parties hold the requisite power. Mr. Ricchebuono serves on the Company’s Board of Directors and holds directly and/ or indirectly only a minority, non-controlling investment in SFE SA; that investment does not confer power over SFE SA’s decision-making or SYME 3’s significant activities, and he was not appointed to his administrator role by the Company. Mr. Zamboni, the Company’s Executive Chairman and Co-CEO, holds directly and/ or indirectly a minority, non-controlling investment in SFE SA; that investment does not confer power over SFE SA’s decision-making or SYME 3’s significant activities, and he holds no role at SYME 3. SFE EI, a subsidiary of SFE SA, has provided funding to the Company and placed $4.2 million in escrow supporting the Tekne transaction, making SFE SA a related party under ASC 850; however, this relationship confers no rights over SYME 3. No related party, individually or in combination with the Company, holds a controlling interest in SFE SA or the power to direct SYME 3.

The Company’s maximum exposure to loss is limited to the carrying amount of the SYME Bonds and accrued interest. No additional financial support has been provided or is contractually required.

NOTE 5. GOODWILL AND INTANGIBLE ASSETS

Goodwill

Changes in the carrying amount of the Company's goodwill are set forth below:

	Orbit Change of Control	Lyocon Acquisition	Total
Balance as of December 31, 2025	$—	$—	$—
Acquisitions	17,487,693	1,775,158	19,262,851
Balance as of March 31, 2026	$17,487,693	$1,775,158	$19,262,851

Intangible Assets Subject to Amortization, Net

The details of the Company's intangible assets subject to amortization are set forth below:

		March 31, 2026
	Weighted-average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Developed technology	5.4 years	$2,441,040	$(96,261)	$2,344,779
Customer relationships	7.3 years	406,840	(11,806)	395,034
Trade names / trademarks	5 years	62,770	(2,615)	60,155
Total		$2,910,650	$(110,682)	$2,799,968

Amortization expense related to intangible assets with finite useful lives was $110,682 and nil for the three months ended March 31, 2026 and 2025, respectively. Based on the Company's amortizable intangible asset balances at March 31, 2026, the Company expects that amortization expense will be as follows for the next five years and thereafter:

Amount
Remainder of 2026	$398,457
2027	531,275
2028	531,275
2029	531,275
2030	531,275
Thereafter	276,411
Total	$2,799,968

NOTE 6. CONVERTIBLE NOTES RECEIVABLE

SYME Convertible Note Receivable (Related-Party)

On March 14, 2025, the Company entered into a convertible note receivable with SYME to invest up to $5,150,000 in SYME (the "SYME Convertible Note Receivable"). SYME is a fintech platform focused on Inventory Monetisation© solutions for manufacturing and trading companies. The SYME Convertible Note Receivable bears interest at 14.33% per annum, accruing daily, and any outstanding interest due at each conversion date is to be repaid in ordinary shares of SYME at a fixed conversion ratio of £0.00003 per ordinary share (the "Conversion Price"). Upon conversion, the Company is expected to hold a controlling interest in SYME. Following approval by SYME stockholders, the Financial Conduct Authority, and The Panel on Takeovers and Mergers, the Company may convert amounts outstanding under the SYME Convertible Note Receivable into ordinary shares of SYME at the Conversion Price, with the U.S. dollar-denominated balance first converted into pounds sterling at a fixed exchange rate of 0.7469 prior to application of the Conversion Price, with conversion shares accompanied by a warrant to acquire one additional ordinary share of SYME for every two ordinary shares of SYME issued on any conversion, with an exercise price of £0.000039, as well as the ability to exercise on a cashless basis. The SYME Convertible Note Receivable is repayable in part or in full on demand after the earlier of an event of default or December 31, 2026, and, once the required approvals are obtained, any such repayment on demand may be required to be effected by conversion rather than cash. If the required approvals have not been obtained by June 30, 2026, SYME must within 20 days grant specified security in favor of the Company and continue pursuing the approvals. Our Executive Chairman and Co-Chief Executive Officer is the founder, current Chief Executive Officer and a director of SYME, and as a result, the proposed investment was negotiated and approved by our independent board members and our Audit Committee.

Certain conversion features of the SYME Convertible Note Receivable would typically be considered derivatives that would require bifurcation. In lieu of bifurcating various features in the agreement, the Company elected the fair value option for the SYME Convertible Note Receivable. During March 2025, the excess of the issuance date fair value of $260,000 of the SYME Convertible Note Receivable over the proceeds paid of $150,000 was recorded to additional paid-in capital. As of March 31, 2026, the fair value of the SYME Convertible Note Receivable was $2,366,100 (including the accrued interest described below), and the principal amount of the SYME Convertible Note Receivable was $5,150,000. Additionally, accrued interest as of March 31, 2026 under the SYME Convertible Note Receivable was $415,469, which is included in prepaid expenses and other current assets on the consolidated balance sheet.

Tekne Convertible Note Receivable and Network Contract

Under the Tekne Purchase Agreement, the Company funded the Tekne Convertible Note Receivable in the amount of €13,000,000 to Tekne by depositing funds in a bank account pledged by Tekne to the Company. Tekne may use the proceeds for certain purposes set forth in the Tekne Purchase Agreement. The Tekne Convertible Note Receivable has a 4% per annum interest rate and a maturity date of January 13, 2027. Tekne may prepay the Tekne Convertible Note Receivable in whole or in part without penalty. The Company may request and obtain full repayment of the Tekne Convertible Note Receivable upon the repeated use of the funding for unapproved purposes, a change of control, or a negative outcome of the Italian government Golden Power review of the Company’s anticipated acquisition of a controlling interest in Tekne. If the required Italian regulatory approvals are obtained, the Company may elect to receive newly issued shares of Tekne equal to a 25% interest in Tekne (the “Capital Increase”) in consideration for issuing the Tekne Convertible Note Receivable. Any early repayment of the Tekne Convertible Note Receivable will not reduce the amount of the Capital Increase that the Company is entitled to make. Following the Capital Increase and including the Tekne Investment, the Company would own a 27.9% interest in Tekne and would receive governance rights in Tekne consistent with its ownership percentage in Tekne under new by-laws adopted by Tekne. As the Company accounted for the Tekne Investment at fair value, the Company elected the fair value option for the Tekne Convertible Note Receivable, with changes in fair value reflected within change in fair value of convertible notes receivable on the condensed consolidated statement of operations.

The Network Contract entered into between Tekne and Nuburu Defense has an initial term ending December 31, 2030, which will be renewed on an annual basis thereafter unless a party terminates in writing at least 30 business days prior to December 31st. The Network Contract programs currently include (i) the Americas Program, pursuant to which Tekne is granting exclusive distribution rights for Tekne’s products and solutions within the Americas to Nuburu Defense; (ii) the NATO MENA APAC Program, pursuant to which Tekne will supply its knowledge, workforce, and production and operational facilities, Nuburu Defense will provide guarantees, use its inventory purchasing hub for the purchase of receivables and bear the expenses in connection with legal, marketing, and representation activities and the establishment of regional production sites, and the parties may pursue joint ventures with local companies; and (iii) the Italy Program, which includes the joint study and proposal to Tekne’s customers of Nuburu Defense’s products, the adoption by Tekne of Nuburu Defense’s operational resilience solutions through Orbit, and the possible implementation of cooperation models similar to the ones used in the NATO MENA APAC Program for orders for Italian customers. Activities under the Network Contract are governed by a Common Body, which is composed of two representatives from each of Tekne and Nuburu Defense. The Common Body includes Mr. Zamboni and Mr. Barisoni on behalf of Nuburu Defense, and Ambrogio D’Arrezzo and another individual designated by Mr. D’Arrezzo on behalf of Tekne. Decisions require unanimous agreement of the members of the Common Body. Nuburu Defense may also provide consultancy services to Tekne in exchange for 8% of the actual amounts used by Tekne under the Tekne Convertible Note Receivable. As the Company elected the fair value option for the Tekne Convertible Note Receivable, the additional 8% yield is reflected within change in fair value of convertible notes receivable on the condensed consolidated statement of operations.

As of March 31, 2026, the principal amount outstanding under the Tekne Convertible Note Receivable was $19,430,027. Additionally, accrued interest as of March 31, 2026 under the Tekne Convertible Note Receivable was $130,189, which is included in prepaid expenses and other current assets on the consolidated balance sheet.

NOTE 7. FAIR VALUE MEASUREMENTS

The Company’s financial instruments that are carried at fair value consist of Level 1 and Level 3 assets and liabilities:

Level 1. Level 1 assets include (i) the H&K Investment and (ii) highly liquid bank deposits and money market funds, which were not material in any period presented herein. The fair value of the H&K Investment is determined using Level 1 quoted market prices on Euronext Paris, which was determined to be Level 1 as it uses unadjusted quoted prices in active markets.

Level 3. Level 3 assets and liabilities are included in the table below, and are classified as Level 3 due to the use of unobservable inputs in the valuation of the asset or liability.

	Defined and Described in Note(s)	Gains or Losses from the Remeasurement included in:
Assets:
SYME Convertible Note Receivable (related party)	6	Change in fair value of convertible notes receivable
Tekne Convertible Note Receivable	4	Change in fair value of convertible notes receivable
Tekne Investment	4	Change in fair value of investments
SYME Bonds (related party)	4	Change in fair value of SYME Bonds (related party)

Liabilities:
Fair value debt	10	Change in fair value of debt
SEPA liability	13	Change in fair value of SEPA liability
February 2026 Offering Common Warrants	11 & 12	Change in fair value of warrant liabilities
February 2026 Offering Pre-Funded Warrants	11 & 12	Change in fair value of warrant liabilities
2025 Offering Common Stock Warrants	11 & 12	Change in fair value of warrant liabilities
Junior Note Warrants	10 & 11	Change in fair value of warrant liabilities
Contingent consideration	4	Change in fair value of contingent consideration

There were no transfers between Level 1, Level 2, and Level 3 in any period presented.

The following tables set forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of March 31, 2026 and December 31, 2025:

	As of March 31, 2026
	Level 1	Level 2	Level 3	Total
Assets:
SYME Convertible Note Receivable (related party)	$—	$—	$2,366,100	$2,366,100
Tekne Convertible Note Receivable	—	—	20,547,999	20,547,999
H&K Investment	11,652,441	—	—	11,652,441
Tekne Investment	—	—	1,012,000	1,012,000
SYME Bonds (related party)	—	—	5,647,818	5,647,818
Total assets	$11,652,441	$—	$29,573,917	$41,226,358

Liabilities:
Current portion of debt:
Fair value debt	$—	$—	$38,433,921	$38,433,921
SEPA liability	—	—	2,994,500	2,994,500
Warrant liabilities:
February 2026 Offering Common Warrants	—	—	5,080,540	5,080,540
February 2026 Offering Pre-Funded Warrants	—	—	376,198	376,198
2025 Offering Common Stock Warrants	—	—	93,610	93,610
Junior Note Warrants	—	—	66,992	66,992
Contingent Consideration	—	—	625,491	625,491
Total liabilities	$—	$—	$47,671,252	$47,671,252

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
SYME Convertible Note Receivable (related party)	$—	$—	$2,585,100	$2,585,100
Total assets	$—	$—	$2,585,100	$2,585,100

Liabilities:
Current portion of notes payable:
Notes payable - fair value option	$—	$—	$25,960,206	$25,960,206
SEPA liability	—	—	3,201,500	3,201,500
Warrant liabilities:
2025 Offering Common Stock Warrants	—	—	353,160	353,160
Junior Note Warrants	—	—	44,241	44,241
Claims settlement liability	—	—	5,575	5,575
Total liabilities	$—	$—	$29,564,682	$29,564,682

Level 3 Financial Assets

Convertible Notes Receivable

The following table sets forth a summary of the changes in fair value of the Company's related-party SYME Convertible Note Receivable and Tekne Convertible Note Receivable, each of which is accounted for under the fair value option:

	Three months ended March 31,
	2026			2025
	SYME Convertible Note Receivable (related party)	Tekne Convertible Note Receivable	Total	SYME Convertible Note Receivable (related party)

Fair value, beginning balance	$2,585,100	$—	$2,585,100	$—
Initial fair value over proceeds paid	—	—	—	260,000
Reclassification of Advance on Tekne Convertible Note Receivable	—	1,179,686	1,179,686	—
Principal additions	—	18,075,510	18,075,510	—
Change in fair value	(219,000)	1,292,803	1,073,803	—
Fair value, ending balance	$2,366,100	$20,547,999	$22,914,099	$260,000

The fair values of the SYME Convertible Note Receivable and the Tekne Convertible Note Receivable were estimated using Level 3 valuation techniques, a Monte Carlo simulation and a Black-Scholes model, respectively. The significant inputs to the calculation of the fair value of the SYME Convertible Note Receivable and Tekne Convertible Note Receivable at issuance through March 31, 2026 were as follows:

	Three months ended March 31,
	2026		2026	2025
	SYME Convertible Note Receivable (related party)		Tekne Convertible Note Receivable	SYME Convertible Note Receivable (related party)
Stock price	$0.000037	$	N/A	$0.000035
Expected term (in years)	0.75		0.79 - 1.00	1.25
Expected volatility	271.9%		85.0% - 87.5%	157.7%
Risk-free interest rate	4.2%		3.5% - 3.7%	4.2%
Expected dividend yield	N/A		0.0%	0.0%

Tekne Investment

The following table sets forth a summary of the changes in fair value of the Company's Tekne Investment:

Three months ended March 31,
2026
Fair value, beginning balance	$—
Fair value at issuance	1,012,000
Change in fair value	—
Fair value, ending balance	$1,012,000

As discussed in Note 4, the fair value of the Tekne Investment at issuance and through March 31, 2026 was estimated using a discounted cash flow method approach, a Level 3 valuation, with the range of significant inputs to the calculation of the fair value as follows:

Three months ended March 31,
2026
Stock price	$	N/A
Expected term (in years)		9.76 - 9.97
Expected volatility		N/A
Risk-free interest rate		4.8%
Risk-adjusted discount rate		N/A
Expected dividend yield		N/A

SYME Bonds

The following table sets forth a summary of the changes in fair value of the SYME Bonds:

Three months ended March 31,
2026
Fair value, beginning balance	$—
Fair value at issuance	5,718,059
Change in fair value	(33,038)
Fair value, ending balance	$5,685,021

The fair value of the SYME Bonds at issuance and through March 31, 2026 was estimated using an income based approach, a Level 3 valuation, with the range of significant inputs to the calculation of the fair value as follows:

Three months ended March 31,
2026
Expected term (in years)	2.95
Credit spread	13.0%

Level 3 Financial Liabilities

Debt - Fair Value Option

The following tables set forth a summary of the changes in fair value of the Company's debt recorded under the fair value option:

	Three Months Ended March 31,
	2026
	Beginning Balance	Issuance	Additions & (Payments)	Conversion	Change in Fair Value	Ending Balance
December 2025 YA Debenture	$25,337,500	$—	$(2,172,771)	$—	$951,368	$24,116,097
2026 Brick Lane H&K Investment Note	—	23,350,000	—	—	(9,249,400)	14,100,600
2025 Indigo Capital Convertible Notes	51,056	—	—	(36,339)	4,207	18,924
2025 Diagonal Convertible Notes	293,659	—	—	(250,756)	(42,903)	—
Agile Note	14,557	—	(21,000)	—	6,443	—
2025 Brick Lane Convertible Notes	191,179	—	—	(25,913)	33,034	198,300
2025 Bomore Convertible Notes	48,171	—	—	(60,174)	12,003	—
2025 Torcross Convertible Note	24,084	—	—	(30,086)	6,002	—
Total	$25,960,206	$23,350,000	$(2,193,771)	$(403,268)	$(8,279,246)	$38,433,921

The fair value of the Company's debt recorded under the fair value option was estimated using Level 3 fair value measurements. The range of significant inputs to the calculation of the fair value of the debt recorded under the fair value option at issuance through March 31, 2026 were as follows:

	Three Months Ended March 31,
	2026
Valuation Inputs:	December 2025 YA Debenture (1)	Brick Lane H&K Investment Note(2)	2025 Indigo Capital Convertible Notes(1)	2025 Brick Lane Convertible Notes(1)(3)
Stock price	$0.18	$0.16 - 0.18	$0.18	$0.18
Expected term (in years)	0.70	0.97 - 1.12	0.38	0.42
Expected volatility	213.0%	174.3% - 175.1%	N/A	N/A
Risk-free interest rate	3.8%	3.5% - 3.7%	N/A	N/A
Expected dividend yield	N/A	N/A	N/A	N/A

(1)
Fair value was estimated using a Monte Carlo simulation model, which incorporates significant assumptions including the expected volatility of the Company's stock price, the risk-free interest rate, and the timing and probability of future liquidity events.
(2)
Fair value was estimated using a combination of the Black-Scholes option pricing model to value the conversion feature and a discounted principal component using a credit-adjusted discount rate. The valuation involves significant judgment in determining key inputs such as the Company's expected stock price volatility, the risk-free rate of return, the conversion price, and the applicable credit-adjusted discount rate.
(3)
Fair value was estimated using the current value method, which allocates the Company's most recent enterprise value to the various classes of equity based on their respective rights and preferences.

SEPA Liability

The following table sets forth a summary of the changes in fair value of the Company's SEPA liability:

Three months ended March 31,
2026
Fair value, beginning balance	$3,201,500
Fair value at issuance	—
Common Stock issued	(2,150,836)
Settlement of December 2025 YA Debenture	2,172,771
Change in fair value	(228,935)
Fair value, ending balance	$2,994,500

The fair value of the Company's SEPA liability at issuance and through March 31, 2026 was estimated using (i) related to the put option, a Monte Carlo valuation model utilizing various inputs including the Company’s stock price, volatility, risk-free interest rate, expected term of the agreement and expected share draw amount and (ii) for the June 30, 2025 valuation, related to the shares issuable in connection with the SEPA commitment fee, the fair value of the underlying shares, each of which is a Level 3 valuation. The range of significant inputs to the calculation of the fair value of the SEPA liability at issuance through March 31, 2026 were as follows:

Three months ended March 31,
2026
Stock price	$0.18
Expected term (in years)	2.17
Expected volatility	213.0%
Risk-free interest rate	3.8%
Expected dividend yield	N/A

Warrant Liabilities

The following table sets forth a summary of the changes in fair values of the February 2026 Offering Common Warrants, February 2026 Offering Pre-Funded Warrants, 2025 Offering Common Stock Warrants and Junior Note Warrants:

	Three months ended March 31,
	2026
	February 2026 Offering Common Warrants	February 2026 Offering Pre-Funded Warrants	2025 Offering Common Stock Warrants	Junior Note Warrants	Total Warrant Liabilities
Fair value, beginning balance	$—	$—	$353,160	$44,241	$397,401
Fair value allocation at issuance	14,055,705	4,863,259	—	—	18,918,964
Exercises	—	(2,302,765)	—	—	(2,302,765)
Change in fair value	(8,975,165)	(2,184,296)	(259,550)	22,751	(11,396,260)
Fair value, ending balance	$5,080,540	$376,198	$93,610	$66,992	$5,617,340

Three months ended March 31,
2025
Fair value, beginning balance	$128,615
Change in fair value	(127,300)
Fair value, ending balance	$1,315

The aggregate fair values of the February 2026 Offering Common Warrants, February 2026 Offering Pre-Funded Warrants, 2025 Offering Common Stock Warrants and Junior Note Warrants were estimated using a Monte Carlo simulation based approach, a Level 3 valuation. The range of significant inputs to the calculation of the fair value of the warrant liability related to the February 2026 Offering Common Warrants, February 2026 Offering Pre-Funded Warrants, 2025 Offering Common Stock Warrants and Junior Note Warrants at issuance through March 31, 2026 were as follows:

	Three months ended March 31,
	2026
	February 2026 Offering Common Warrants	February 2026 Offering Pre-Funded Warrants	2025 Offering Common Stock Warrants	Junior Note Warrants
Stock price	$0.10 - 0.18	$0.10 - 0.18	$0.18	$0.17
Expected term (in years)	4.90 - 5.00	N/A	4.50	2.70 - 3.40
Expected volatility	146.0% - 158.0%	N/A	165.0%	193.0% - 202.0%
Risk-free interest rate	3.6% - 3.9%	N/A	3.9%	3.9%
Expected dividend yield	N/A	N/A	N/A	N/A

Three Months Ended March 31,
2025
Junior Note Warrants:
Stock price(1)	$0.19
Expected term (in years)	3.7 - 4.4
Expected volatility	62.4% - 65.2%
Risk-free interest rate	3.9%
Expected dividend yield	0.0%
(1)
Amounts for the periods presented have been adjusted to reflect the 1-for-4.99 February 2026 Reverse Stock Split. See Note 2 for additional information.

Contingent Consideration

The following table sets forth a summary of the changes in fair values of the contingent consideration, which is comprised of the RegTech Contingent Consideration and the Lyocon Contingent Consideration, each as defined and described in Note 4:

	Three months ended March 31,
	2026
	RegTech Contingent Consideration	Lyocon Contingent Consideration	Total
Fair value, beginning balance	$—	$—	$—
Fair value at issuance	790,432	138,558	928,990
Change in fair value	(304,381)	4,017	(300,364)
Foreign currency translation adjustment	(3,135)	—	(3,135)
Fair value, ending balance	$482,916	$142,575	$625,491

The fair value of the RegTech Contingent Consideration and the Lyocon Contingent Consideration at issuance and through March 31, 2026 were each estimated using a Monte Carlo simulation based approach, a Level 3 valuation, with the range of significant inputs to the calculation of the fair value as follows:

Three months ended March 31,
2026
		RegTech Contingent Consideration		Lyocon Contingent Consideration
Stock price	$	N/A	$	N/A
Expected term (in years)		2.50 - 2.71		2.59 - 4.79
Expected volatility		57.5% - 60.0%		77.5%
Risk-free interest rate		3.6% - 3.8%		3.7% - 3.9%
Risk-adjusted discount rate		18.4% - 19.1%		19.4% - 23.1%
Expected dividend yield		N/A		N/A

August 2024 Convertible Note Derivative Liability

In March 2025, the remaining August 2024 Convertible Notes were purchased by Indigo Capital and subsequently extinguished. For additional information, see Note 10.

The following table sets forth a summary of the changes in fair value of the Company's August 2024 Convertible Note Derivative Liability:

Three months ended March 31,
2025
Fair value, beginning balance	$37,900
Extinguishment of August 2024 Convertible Notes	(37,900)
Fair value, ending balance	$—

NOTE 8. COMMITMENTS AND CONTINGENCIES

Liqueous Settlement Agreement

In January 2025 and April 2025, in connection with a settlement and mutual release agreement entered into between the Company and Liqueous LP (“Liqueous”) (the "Liqueous Settlement Agreement"), as amended, the parties provided an immediate mutual release of claims and obligations through payments from Liqueous to the Company in an aggregate $1,450,000, of which $1,000,000 was paid during the first quarter of 2025. Such payment was made in connection with the issuance of the remaining 1,840,999 shares issued to extinguish an aggregate $411,865 of principal and accrued interest under the Junior Notes and, accordingly, reduced the loss on extinguishment of debt recorded in the three months ended March 31, 2025.

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

Purchase Commitments

As of March 31, 2026 and 2025, the Company had $478,813 and $455,048, respectively, in outstanding firm purchase commitments to acquire inventory and research and development parts from suppliers for the Company's ongoing operations. The Company's purchase commitments do not reflect any liabilities that are included in its March 31, 2026 consolidated balance sheet.

Related Party Transactions

Debt

In January 2025, the Company issued the TAG Promissory Note to TAG, which is founded and owned by the Company's Executive Chairman and Co-Chief Executive Officer, Mr. Zamboni, as a replacement of a previously recorded shareholder advance. Mr. Zamboni transferred the TAG Promissory Note to Vanguard and subsequently converted the TAG Promissory Note into shares of Common Stock during 2025. For additional information, see Note 10.

In April 2025, in connection with a previous unsuccessful acquisition, the Company issued the AZ Promissory Note to Mr. Zamboni, which Mr. Zamboni subsequently transferred to Vanguard and converted into shares of Common Stock during 2025. For additional information, see Note 10.

Acquisitions and Investments

For certain acquisition and investment-related transactions involving related parties, see Notes 4 and 6.

NOTE 9. REVENUE

The Company’s primary revenue-generating activity involves the sale of directed-energy systems, high-powered laser solutions, and integrated defense and security technologies, as well as related installation, support, and service offerings. The Company operates a dual-use business model, serving both defense and commercial markets across Europe and the United States. The Company disaggregates revenue by product and service type, client industry/market, and geographic region, as presented in the tables below.

The following table presents revenue from contracts with customers disaggregated by geography:

	Three months ended March 31,
	2026	2025
Europe	$398,864	$—
United States	8,780	—
Total	$407,644	$—

The following table presents revenue from contracts with customers disaggregated by product and service type:

	Three months ended March 31,
	2026	2025
Orbit:
SaaS and hosted software subscriptions	$48,499	$—
Application maintenance services	18,780	—
Total	67,279	—
Lyocon:
Product sales	317,588	—
Professional services revenue	22,777	—
Total	340,365	—
Total revenue	$407,644	$—

The following table presents revenue from contracts with customers disaggregated by the timing of revenue recognition:

	Three months ended March 31,
	2026	2025
Revenue recognized at a point in time	$340,365	$—
Revenue recognized over time	67,279	—
Total	$407,644	$—

Contract assets represent revenue recognized in excess of billings for which the right to payment is conditional on performance rather than solely on the passage of time, and are reclassified to accounts receivable when the right to consideration becomes unconditional. Contract liabilities consist of customer deposits and amounts billed or collected in advance of revenue recognition, which are recognized as revenue when the related performance obligations are satisfied. Accounts receivable, contract assets, and contract liabilities were as follows on the dates presented:

	Accounts Receivable	Contract Assets	Contract Liabilities
December 31, 2025	—	—	—
March 31, 2026	201,571	30,527	428,346

The increases in accounts receivable, contract assets, and contract liabilities from December 31, 2025 to March 31, 2026 are attributable to the Orbit Change of Control and Lyocon Acquisition, further described in Note 4. The opening balances of accounts receivable, contract assets, and contract liabilities acquired in these business combinations are reflected in the Company’s condensed consolidated balance sheet beginning on the acquisition date.

The contract liability as of December 31, 2025 was nil, and accordingly no revenue was recognized during the three months ended March 31, 2026 from contract liabilities that existed at the beginning of the period. During the three months ended March 31, 2026, the Company recognized $105,172 of revenue from contract liabilities assumed in the Orbit Change of Control and Lyocon Acquisition on January 15, 2026. During the three months ended March 31, 2025, the Company recognized nil of revenue that was included in the contract liabilities balance at the beginning of the reporting period.

Remaining Performance Obligations

Remaining performance obligations represent the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied, or partially unsatisfied, as of the end of the reporting period. As of March 31, 2026, the aggregate transaction price allocated to unsatisfied performance obligations related to Lyocon revenue was $722,401, which the Company expects to recognize as revenue over the following nine months. As of March 31, 2026, the aggregate transaction price allocated to unsatisfied performance obligations related to Orbit revenue was $423,553, which the Company expects to recognize as revenue through the end of 2027.

NOTE 10. DEBT

As of March 31, 2026 and December 31, 2025, the Company's outstanding debt consisted of the following:

	March 31, 2026	December 31, 2025
Current portion of debt:
December 2025 YA Debenture	$24,096,501	$25,255,308
2026 Brick Lane H&K Investment Note	14,100,600	—
Lyocon Convertible Notes	1,250,000	—
2025 Brick Lane Convertible Notes	198,300	191,179
2025 Indigo Capital Convertible Notes	17,400	51,059
2025 Diagonal Convertible Notes	—	285,662
Agile Note	—	8,140
2025 Bomore Convertible Notes	—	48,169
2025 Torcross Convertible Note	—	24,084
Liqueous Obligation	10,545	10,545
Current portion of debt	$39,673,346	$25,874,146

Extinguishment of Junior and Senior Notes Issued in 2023 and 2024

During the three months ended March 31, 2025, the Company issued 2,252,074 shares of Common Stock to noteholders to extinguish principal and accrued interest under the Junior and Senior Notes. The reacquisition value of the debt was higher than the related carrying value, and thus resulted in an aggregate net loss on extinguishment of debt of $1,691,520 recorded in the consolidated statement of operations.

Foreclosure Collateral Sale

On March 5, 2025, as part of the foreclosure process initiated by the Lead Investor (the “Foreclosure”), the lenders holding the outstanding Senior Convertible Notes held an auction for the sale of collateral securing the Company’s repayment obligations, which resulted in such lenders taking possession of such collateral in exchange for a full discharge and extinguishment of the Company’s $8,961,872 of indebtedness with respect to the Junior Notes and Senior Convertible Notes, as well as a loss on extinguishment of the Senior Convertible Notes of $1,682,641, of which $27,139 of this loss relates to related parties. The extinguishment of the Junior Notes did not result in a gain or loss on extinguishment as the proceeds deemed to be received by the holders of the Junior Notes in connection with the Foreclosure approximated the carrying value of the Junior Notes and all issuance costs were fully amortized. The loss on extinguishment of the Senior Convertible Notes is included within loss on extinguishment of debt within the consolidated statement of operations for the three months ended March 31, 2025.

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

TAG Promissory Note (Related Party)

In January 2025, the Company issued a promissory note in a principal amount of $545,000 (the "TAG Promissory Note") to TAG, which is founded and owned by the Company's Executive Chairman and Co-Chief Executive Officer, as a replacement of a previously recorded shareholder advance. The TAG Promissory Note was subordinated to the Company's other outstanding debt instruments at the time of issuance, accrued interest beginning October 28, 2025 at SOFR plus a margin of 10% per annum and matured in January 2026.

In July 2025, following stockholder approval, the TAG Promissory Note was amended to permit TAG to convert any outstanding principal and unpaid accrued interest due under the TAG Promissory Note into shares of Common Stock at a conversion price equal to a 33.33% discount to the lowest daily volume weighted average price as reported by Bloomberg L.P. (“VWAP") during the 5 days prior to the conversion date. Certain conversion features of the TAG Promissory Note would typically be considered derivatives that would require bifurcation. The TAG Promissory Note is recorded at fair value, and the changes in the fair value are recorded within the consolidated statement of operations. As the addition of the conversion feature resulted in debt that was considered substantially different, the amendment resulted in a loss on debt extinguishment of $1,094,914 included in the consolidated statement of operations in the third quarter of 2025.

In December 2025, TAG transferred its interest in the TAG Promissory Note to Vanguard, a newly-formed Italian limited liability company wholly owned by the Company’s Executive Chairman and Co-Chief Executive Officer and Vanguard then converted the TAG Promissory Note into shares of Common Stock.

AZ Promissory Note (Related Party)

In connection with a previous unsuccessful acquisition, the Company retained $900,000 of the purchase price owed to its Executive Chairman and Co-Chief Executive Officer through a related-party promissory note in a principal amount of $900,000 (the "AZ Promissory Note"). The $900,000 retained by the Company was used as a portion of the non-cash consideration related to the Advance Payment of the Orbit Transaction, each as defined and described in Note 4. The AZ Promissory Note was subordinated to the Company's current and future outstanding secured debt instruments issued by an institutional lender and the Series A Preferred Stock, accrued interest beginning July 30, 2025 at 10% per annum, was payable monthly after that date, and matured on April 2026.

In July 2025, following stockholder approval, the AZ Promissory Note was amended to permit Mr. Zamboni to convert any outstanding principal and unpaid accrued interest due under the AZ Promissory Note into shares of Common Stock at a conversion price equal to a 33.33% discount to the lowest daily VWAP during the 5 days prior to the conversion date. Certain conversion features of the AZ Promissory Note would typically be considered derivatives that would require bifurcation. As such, the Company elected to account for the AZ Promissory Note at fair value, and the changes in the fair value are recorded within the consolidated statement of operations. As the addition of the conversion feature resulted in debt that was considered substantially different, the amendment resulted in a loss on debt extinguishment of $1,745,201 included in the consolidated statement of operations in the third quarter of 2025.

In October 2025, Mr. Zamboni transferred his interest in the AZ Promissory Note to Vanguard. In December 2025, Vanguard converted the AZ Promissory Note into shares of Common Stock.

2025 Indigo Capital Convertible Notes

In March, April, July and August 2025, the Company issued multiple unsecured convertible notes to Indigo Capital LP ("Indigo Capital"), including the “2025 March Indigo Capital Convertible Notes”, the “2025 April Indigo Capital Convertible Notes”, the "2025 July Indigo Capital Convertible Note" and the “2025 August Indigo Capital Convertible Note” collectively the “2025 Indigo Capital Convertible Notes”, in connection with both new capital infusions and the exchange of previously outstanding indebtedness.

The 2025 Indigo Capital Convertible Notes generally bear no interest unless an event of default has occurred, at which time interest accrues at 15.0% per annum, have contractual maturity dates ranging from March 2026 through August 2026, and are convertible into shares of the Company’s Common Stock at variable conversion prices, generally based on a percentage of the lowest VWAP over a specified period prior to conversion, with such percentages ranging from approximately 33% to 100% of the applicable VWAP.

Issuances of shares upon conversion were initially subject to a 19.99% exchange cap, which was subsequently approved for removal by the Company’s stockholders at the 2025 annual meeting. The notes contain customary terms and conditions, including events of default, and certain of the notes are subordinated to the Company’s Series A Preferred Stock with respect to liquidation and dividend rights.

Certain conversion features of the 2025 Indigo Capital Convertible Notes would typically be considered derivatives that would require bifurcation. As such, the Company elected to account for the 2025 Indigo Capital Convertible Notes at fair value, and the changes in the fair value are recorded within the consolidated statement of operations. The excess of the initial fair value of $2,207,800 of the 2025 March Indigo Capital Convertible Notes over the proceeds received was recorded as a loss on issuance of debt on the consolidated statement of operations of $707,800 during the three months ended March 31, 2025. The excess of the initial fair value of $3,003,300 of the 2025 March Indigo Capital Exchange Convertible Note over the carrying amount of certain previously outstanding indebtedness that was extinguished was recorded as a loss on debt extinguishment on the consolidated statement of operations of $2,123,403 during the three months ended March 31, 2025. Transaction costs of $20,000 were expensed as incurred and included in the consolidated statements of operations and comprehensive loss as a component of general and administrative expenses during the three months ended March 31, 2025.

During the three months ended March 31, 2026 and 2025, Indigo Capital converted $30,281 and $307,320, respectively, of contractual principal and accrued interest, as applicable, under the 2025 Indigo Capital Convertible Notes, resulting in the issuance of 43,271 and 864,383, respectively, of shares of Common Stock to Indigo and a reduction in the fair value of the 2025 Indigo Capital Convertible Notes, with a corresponding increase to additional paid-in capital of $37,893 and $907,578, respectively.

At March 31, 2026, the outstanding principal amount under the 2025 Indigo Capital Convertible Notes was $12,516. Refer to Note 7 for additional information regarding the fair value of the 2025 Indigo Capital Convertible Notes.

Agile Note

In May 2025, the Company entered into a Business Loan and Security Agreement with Agile Capital Funding, LLC and its affiliates (“Agile”), pursuant to which the Company issued to Agile a $525,000 face amount secured promissory note (the “Agile Note”). The Agile Note bore interest at 44.0%, and required weekly repayments of $27,000 through November 2025, totaling $756,000.

Certain features of the Agile Note would typically be considered derivatives that would require bifurcation. As such, the Company elected to account for the Agile Note at fair value, and the changes in the fair value are recorded within the consolidated statements of operations and comprehensive loss.

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

At March 31, 2026, the Agile Note was no longer outstanding. For additional information regarding the fair value of the Agile Note, see Note 7.

2025 Diagonal Convertible Notes

In May and July 2025, the Company issued unsecured convertible promissory notes to 1800 Diagonal Lending LLC (“Diagonal”), including the “2025 Diagonal Convertible Note” issued in May and the “2025 July Diagonal Convertible Note”, collectively the “2025 Diagonal Convertible Notes”, in connection with capital infusions.

The 2025 Diagonal Convertible Notes bear interest at 10.0% per annum, which increases upon an event of default, and have contractual maturity dates ranging from February 2026 through April 2026. The 2025 Diagonal Convertible Notes are convertible into shares of the Company’s Common Stock beginning 180 days after issuance at conversion prices generally equal to a 25% discount to the lowest trading price of the Company’s Common Stock during a specified period prior to conversion. The 2025 Diagonal Convertible Notes are subordinate to the Company’s Series A Preferred Stock with respect to dividend and liquidation rights and contain customary terms and conditions, including events of default.

Certain conversion features of the 2025 Diagonal Convertible Notes would typically be considered derivatives that would require bifurcation. As such, the Company elected to account for the 2025 Diagonal Convertible Notes at fair value, and the changes in the fair value are recorded within the consolidated statement of operations.

During the three months ended March 31, 2026, Diagonal converted the entire remaining $182,835 of contractual principal and accrued interest, as applicable, under the 2025 Diagonal Convertible Notes, resulting in the issuance of 281,455 of shares of Common Stock to Diagonal and a reduction in the fair value of the 2025 Diagonal Convertible Notes, with a corresponding increase to additional paid-in capital of $250,755. As such, as of March 31, 2026, the 2025 Diagonal Convertible Notes were no longer outstanding.

Refer to Note 7 for additional information regarding the fair value of the 2025 Diagonal Convertible Notes.

2025 Boot Convertible Note

In May 2025, the Company entered into a Securities Purchase Agreement with Boot Capital LLC (“Boot”), pursuant to which the Company issued to Boot a $110,000 face amount convertible promissory note (the “2025 Boot Convertible Note”). The 2025 Boot Convertible Note bore interest at 10% and had a maturity date of February 28, 2026.

Certain conversion features of the 2025 Boot Convertible Note would typically be considered derivatives that would require bifurcation. As such, the Company elected to account for the 2025 Boot Convertible Note at fair value, and the changes in the fair value are recorded within the consolidated statement of operations.

At March 31, 2026, the 2025 Boot Convertible Note was no longer outstanding. For additional information regarding the fair value of the 2025 Boot Convertible Note, see Note 7.

2025 Brick Lane Convertible Notes

In June and September 2025, the Company issued unsecured convertible notes to Brick Lane Capital Management Limited ("Brick Lane"), including the “2025 June Brick Lane Convertible Notes” and the “2025 September Brick Lane Convertible Note”, collectively the “2025 Brick Lane Convertible Notes”, in connection with both capital infusions and the exchange of previously outstanding Preferred Stock.

The 2025 Brick Lane Convertible Notes generally bear no interest unless an event of default has occurred, at which time interest accrues at 15.0% per annum, have contractual maturity dates ranging from April 2026 through September 2026, and are convertible into shares of the Company’s Common Stock at variable conversion prices, generally based on a percentage of the lowest VWAP over a specified period prior to conversion, with such percentages ranging from approximately 70% to 100% of the applicable VWAP.

Certain conversion features of the 2025 Brick Lane Convertible Notes would typically be considered derivatives that would require bifurcation. As such, the Company elected to account for the 2025 Brick Lane Convertible Notes at fair value, and the changes in the fair value are recorded within the consolidated statement of operations.

Issuances of shares upon conversion were initially subject to a 19.99% exchange cap and beneficial ownership limitations, and the notes are subordinated to the Company’s Series A Preferred Stock with respect to dividend and liquidation rights. The notes contain customary terms and conditions, including events of default, and the Company is obligated to register the shares issuable upon conversion.

During the three months ended March 31, 2026, Brick Lane converted $21,734 of contractual principal and accrued interest, as applicable, under the 2025 Brick Lane Convertible Notes, resulting in the issuance of 27,188 of shares of Common Stock to Brick Lane and a reduction in the fair value of the 2025 Brick Lane Convertible Notes, with a corresponding increase to additional paid-in capital of $25,913.

At March 31, 2026, the outstanding principal amount under the 2025 Brick Lane Convertible Notes was $125,000. Refer to Note 7 for additional information regarding the fair value of the 2025 Brick Lane Convertible Notes.

2025 Bomore Convertible Notes

In June 2025, the Company issued unsecured convertible notes to Bomore Opportunity Group Ltd ("Bomore"), the “2025 Bomore Convertible Notes”, in connection with both capital infusions and the exchange of previously outstanding Preferred Stock.

The 2025 Bomore Convertible Notes generally bore no interest, had contractual maturity dates in June 2026, and were convertible into shares of the Company’s common stock at variable conversion prices, generally based on a percentage of the lowest VWAP over a specified period prior to conversion, with such percentages equal to 100% of the applicable VWAP.

Certain conversion features of the 2025 Bomore Convertible Notes would typically be considered derivatives that would require bifurcation. As such, the Company elected to account for the 2025 Bomore Convertible Notes at fair value, and the changes in the fair value are recorded within the consolidated statement of operations.

During the three months ended March 31, 2026, Bomore converted the entire remaining $50,469 of contractual principal and accrued interest, as applicable, under the 2025 Bomore Convertible Notes, resulting in the issuance of 63,133 of shares of Common Stock to Bomore and a reduction in the fair value of the 2025 Bomore Convertible Notes, with a corresponding increase to additional paid-in capital of $60,172. As such, as of March 31, 2026, the 2025 Bomore Convertible Notes were no longer outstanding.

For additional information regarding the fair value of the 2025 Bomore Convertible Notes, see Note 7.

2025 Torcross Convertible Note

In June 2025, the Company entered into transactions with Torcross Capital LLC ("Torcross"), including the “2025 Torcross Convertible Note”. In connection with such transactions, the Company also initially entered into an exchange arrangement involving Series A Preferred Stock; however, this arrangement was rescinded in November 2025, and as a result, the related exchange convertible note was deemed not to have been issued.

The 2025 Torcross Convertible Note generally bore no interest, had a contractual maturity date in June 2026, and was convertible into shares of the Company’s common stock at a variable conversion price generally based on a percentage of the lowest VWAP over a specified period prior to conversion, with such percentage equal to approximately 80% of the applicable VWAP.

Certain conversion features of the 2025 Torcross Convertible Note would typically be considered derivatives that would require bifurcation. As such, the Company elected to account for the 2025 Torcross Convertible Note at fair value, and the changes in the fair value are recorded within the consolidated statement of operations.

During the three months ended March 31, 2026, Torcross converted the entire remaining $20,187 of contractual principal and accrued interest, as applicable, under the 2025 Torcross Convertible Note, resulting in the issuance of 31,567 of shares of Common Stock to Torcross and a reduction in the fair value of the 2025 Torcross Convertible Note, with a corresponding increase to additional paid-in capital of $30,086. As such, as of March 31, 2026, the 2025 Torcross Convertible Note was no longer outstanding.

For additional information regarding the fair value of the 2025 Torcross Convertible Note, see Note 7.

2025 YA Debentures

In June and December 2025, the Company entered into financing arrangements with YA II PN, Ltd. (“YA”), including a debenture in the amount of $1,250,000, the “2025 June YA Debenture”, and a debenture with an aggregate principal amount of $25,000,000, the “December 2025 YA Debenture”, collectively the “2025 YA Debentures”. The 2025 June YA Debenture bore interest at 8.0% per annum and matured in October 2025. The Company was required to use proceeds from its SEPA to repay amounts outstanding under this debenture, which was fully repaid during 2025. The December 2025 YA Debenture was issued at an original issue discount of 7.0%, resulting in gross cash proceeds to the Company of $23,250,000. Additionally, the December 2025 YA Debenture was issued with the December 2025 YA Warrants, as defined and further described in Note 12. The December 2025 YA Debenture matures on December 16, 2026, subject to extension at the option of the holder, and bears interest at a rate of 8.0% per annum on the outstanding principal balance, which upon the occurrence of an event of default, increases to 18.0% per annum.

Beginning on March 18, 2026, and continuing on the same day of each successive month, the Company is required to make monthly installment payments of principal in the amount of $2,777,778, plus accrued and unpaid interest. In addition, unless otherwise agreed by the parties, all proceeds received by the Company under its SEPA, as defined and further described in Note 13, are required to be applied to the repayment of the December 2025 YA Debenture until it is paid in full.

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

Certain features of the December 2025 YA Debenture would typically be considered derivatives that would require bifurcation. As such, the Company elected to account for the December 2025 YA Debenture at fair value, and the changes in the fair value are recorded within the consolidated statement of operations. In accordance with U.S. GAAP, as the $25,312,500 fair value of the December 2025 YA Debenture at inception was greater than the net proceeds received for the issuance of the December 2025 YA Debenture and the December 2025 YA Warrants, the Company recorded a $2,062,500 loss on issuance of notes payable in the fourth quarter of 2025 for the excess of the fair value of the December 2025 YA Debenture over the net proceeds received. Accordingly, no value was ascribed to the December 2025 YA Warrants.

Issuance costs of $1,395,166 were incurred in connection with the December 2025 YA Debenture and December 2025 YA Warrants, which were allocated entirely to the December 2025 YA Debenture in the same manner as the proceeds, and are included in other loss, net on the consolidated statements of operations and comprehensive loss during the year ended December 31, 2025.

During the three months ended March 31, 2026, the Company used proceeds under the SEPA to repay $2,172,771 of principal and accrued interest under the December 2025 YA Debenture. As of March 31, 2026, principal outstanding under the December 2025 YA Debenture was $23,378,928. For additional information regarding the fair value of the 2025 December YA Debenture, see Note 7.

2026 Brick Lane H&K Investment Note

As further described in Note 4, in connection with the H&K Investment, the Company issued the 2026 Brick Lane H&K Investment Note in a principal amount of $15,000,000. The 2026 Brick Lane H&K Investment Note bears no interest except in the event of a default, has a March 19, 2027 maturity date, and is convertible for $0.756 per share, which was the closing VWAP on the day prior to the execution date of the H&K Investment Agreement, adjusted for the February 2026 Reverse Stock Split. Conversion of the 2026 Brick Lane H&K Investment Note is limited in the event stockholder approval or an increase in authorized shares is required, or when conversion would result in Brick Lane and its affiliates beneficially owning more than 9.9% of the Company's then outstanding shares of Common Stock. The 2026 Brick Lane H&K Investment Note is subordinate to (i) the currently outstanding Series A Preferred Stock, solely with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company, and (ii) the December 2025 YA Debenture. The Company is also required to file a registration statement for the resale of shares of common stock issuable upon conversion of the 2026 Brick Lane H&K Investment Note.

The Company elected the fair value option for the 2026 Brick Lane H&K Investment Note, whereby the 2026 Brick Lane H&K Investment Note was recorded at fair value at issuance of $23,350,000, with the excess over the fair value of the H&K Investment recorded as a loss on issuance of notes payable on the condensed consolidated statement of operations of $11,661,274 during the three months ended March 31, 2026. The Note is subsequently remeasured at fair value each reporting period, with changes in the fair value recorded within the consolidated statement of operations. For additional information regarding the fair value of the 2026 Brick Lane H&K Investment Note, see Note 7.

At March 31, 2026, the outstanding principal amount under the 2026 Brick Lane H&K Investment Note was $15,000,000.

Lyocon Convertible Notes

On January 15, 2026, the Company consummated the Lyocon Acquisition, as further described in Note 4. Consideration transferred included two subordinated convertible notes (the “Lyocon Convertible Notes”) in the principal amount of $625,000 to each of the two sellers, which bear no interest, except in the event of a default, and mature on March 19, 2027. At maturity, the holder of a Lyocon Convertible Note may elect to convert all or a portion of the outstanding principal amount and accrued interest into shares of the Company’s Common Stock, at a conversion price of $1.47. At maturity, the holder of a Lyocon Convertible Note has the right to request the Company to satisfy all or a portion of the outstanding principal and accrued interest under such Lyocon Convertible Note in cash. The Company may elect to pay all or a portion of the outstanding principal amount and accrued interest under a Lyocon Convertible Note in cash in lieu of shares of Common Stock in the event the VWAP of the Common Stock during the 60 trading days immediately preceding the Lyocon Convertible Note Maturity Date is at least 30% higher than the conversion price.

In connection with the Lyocon Acquisition, the aggregate acquisition-date fair value of the Lyocon Convertible Notes was determined to be $1,422,000, exceeding the aggregate face amount of $1,250,000 by $172,000, which represented a substantial premium attributable to the embedded conversion feature and was recorded within additional paid-in capital on the condensed consolidated balance sheet as of March 31, 2026. As of March 31, 2026, the effective rate on the Lyocon Convertible Notes was nil.

At March 31, 2026, the aggregate outstanding principal amount outstanding under the Lyocon Convertible Notes was $1,250,000.

Maturities of Debt

Maturities of our debt principal as of March 31, 2026 are presented below:

March 31, 2026
Year ended December 31:
2026	$23,526,989
2027	16,249,998
Total debt maturities	$39,776,987

NOTE 11. EQUITY

Common Stock

February 2026 Offering

On February 17, 2026, the Company consummated a best efforts public offering (the "February 2026 Offering") of an aggregate of (i) 11,699,226 shares of Common Stock of the Company, (ii) pre-funded warrants (the "February 2026 Offering Pre-Funded Warrants") to purchase up to 10,162,680 shares of Common Stock (the "February 2026 Pre-Funded Warrant Shares"), and (iii) warrants (the "February 2026 Offering Common Warrants") to purchase up to 32,792,859 shares of Common Stock ("February 2026 Offering Common Warrant Shares"). Each purchaser of Shares (or February 2026 Offering Pre-Funded Warrants in lieu of Shares) received a February 2026 Offering Common Warrant exercisable for 150% of the aggregate number of Shares (or February 2026 Offering Pre-Funded Warrants in lieu of Shares) acquired by such purchaser. The combined offering price for each share of Common Stock and February 2026 Offering Common Warrant was $0.5489, and the combined offering price for each February 2026 Offering Pre-Funded Warrant and accompanying February 2026 Offering Common Warrant was $0.5484. For additional information related to the warrants issued with the February 2026 Offering, see Note 12.

The Company received gross proceeds of $11,994,929 from the February 2026 Offering and incurred $1,097,140 of issuance costs related to the February 2026 Offering, inclusive of the fair value of the February 2026 Offering Placement Agent Warrants, which were treated as a warrant issuance cost on the consolidated statement of operations for the three months ended March 31, 2026, resulting in net cash proceeds of $10,897,789. The Company intends to use the net proceeds from the February 2026 Offering to pursue its announced business plans and for working capital and general corporate purposes.

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

Pursuant to a Placement Agency Agreement (the "February 2026 Placement Agency Agreement") with Joseph Gunnar and Co., LLC (the "February 2026 Placement Agent"), the Company agreed to (i) pay a total cash fee equal to up to seven and a half percent (7.5%) of the aggregate gross proceeds raised in the February 2026 Offering for amounts up to and including $10,000,000, and an additional cash fee equal to six percent (6.0%) of the gross proceeds raised in the February 2026 Offering for amounts in excess of $10,000,000, (ii) reimburse for reasonable accountable and out-of-pocket expenses incurred relating to the February 2026 Offering up to $60,000, unless otherwise agreed, and (iii) issue to the February 2026 Placement Agent or its designees warrants (the "February 2026 Offering Placement Agent Warrants") to purchase up to an aggregate of 437,239 shares of Common Stock (the "Placement Agent Warrant Shares"). For additional information related to the warrants issued with the February 2026 Offering, see Note 12.

The shares of Common Stock, the February 2026 Offering Pre-Funded Warrants, the February 2026 Offering Pre-Funded Warrant Shares, the February 2026 Offering Common Warrants and a portion of the February 2026 Offering Common Warrant Shares were offered by the Company pursuant to a Registration Statement on Form S-1 filed with the SEC on February 10, 2026, under the Securities Act (File No. 333-293338), and declared effective by the SEC on February 12, 2026. The Company has agreed to maintain an effective registration statement for the resale of the initial February 2026 Offering Common Warrant Shares by investors and intends to file a registration statement in the future to register the remaining February 2026 Offering Common Warrant Shares not registered on this registration statement and the February 2026 Offering Placement Agent Warrant Shares. If at any time after the February 2026 Offering the February 2026 Offering Common Warrant Shares are not registered, a holder may exercise its February 2026 Offering Common Warrants on a cashless basis, subject to beneficial ownership limitations in the February 2026 Offering Common Warrants.

2025 Offering

On September 16, 2025, the Company consummated a best efforts public offering (the “2025 Offering”) of an aggregate of (i) 6,487,683 shares of Common Stock of the Company, (ii) 10,352,721 warrants, with an exercise price of $0.0005 per share, to purchase shares of Common Stock ("2025 Offering Pre-Funded Warrants"), and (iii) 25,260,605 warrants, with an exercise price of $0.8553 per share, to purchase shares of Common Stock ("2025 Offering Common Stock Warrants"). Each share of Common Stock or 2025 Offering Pre-Funded Warrant was sold together with one 2025 Offering Common Stock Warrant to purchase 1.5 shares of Common Stock. The combined offering price for each share of Common Stock and 2025 Offering Common Stock Warrant was $0.7126, and the combined offering price for each 2025 Offering Pre-Funded Warrant and accompanying 2025 Offering Common Stock Warrant was $0.7121. For additional information related to the warrants issued in connection with the 2025 Offering, see Note 12.

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

The 2025 Offering Purchase Agreement contains customary representations, warranties and agreements by the Company, customary conditions to closing, indemnification obligations of the Company and the purchasers, including for liabilities arising under the Securities Act, other obligations of the parties and termination provisions. The representations, warranties and covenants contained in the 2025 Offering Purchase Agreement were made only for the purposes of such agreement and as of specific dates, were solely for the benefit of the parties to such agreement and may be subject to limitations agreed upon by the contracting parties. A holder will not have the right to exercise any portion of the 2025 Offering Common Stock Warrants or 2025 Offering Pre-Funded Warrants if the holder (together with its affiliates) would beneficially own in excess of 4.99% or 9.99%, as applicable, of the number of shares of Common Stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the 2025 Offering Common Stock Warrants or the 2025 Offering Pre-Funded Warrants, respectively.

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

The shares of Common Stock sold pursuant to the 2025 Offering Purchase Agreement, the 2025 Offering Pre-Funded Warrants, the 2025 Offering Common Stock Warrants and the 2025 Offering Placement Agent Warrants were offered by the Company pursuant to a registration statement filed with the SEC on September 10, 2025, and declared effective by the SEC on September 12, 2025, and a registration statement filed with the SEC on September 16, 2025.

Series A Preferred Stock

The Company is authorized to issue 50,000,000 shares of preferred stock with a par value of $0.0001 per share (the “Preferred Stock”) with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2026 and December 31, 2025, there were 1,343,967 and 2,188,905, respectively, of shares of Preferred Stock issued and outstanding.

On February 6, 2026, we entered into an exchange agreement with Indigo Capital, pursuant to which we agreed to issue a pre-funded warrant (the “Indigo Pre-Funded Warrants”) in exchange for the extinguishment of 844,938 shares of our Series A Preferred Stock. For additional information, see Note 12.

During June 2025, the Company purchased (i) 100,000 shares of Preferred Stock from Brick Lane and (ii) 100,000 shares of Preferred Stock from Bomore in exchange for a convertible note, as further described in Note 10.

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

Redemption

On the second anniversary of the Closing Date, or January 31, 2025 (the “Test Date”), the Company is obligated to redeem the maximum portion of the Preferred Stock permitted by law in cash at an amount equal to the Original Issuance Price as of such date if the Conversion Price exceeds the VWAP. If, on the Test Date, the Conversion Price is equal to or less than the VWAP, the Company must convert all shares of Preferred Stock then outstanding into shares of the Company’s Common Stock at the then applicable Conversion Price. Notwithstanding the foregoing, the Company shall not be required to redeem any shares of Preferred Stock to the extent the Company does not have legally available funds to effect such redemption. The mandatory redemption and conversion provisions described herein are further subject to certain limitations detailed in the Certificate of Designations. As a result of such redemption feature, the Company recorded the Preferred Stock at its redemption value and classified the Preferred Stock as mezzanine equity on the consolidated balance sheet through January 31, 2025. As the Conversion Price of the Preferred Stock exceeded the VWAP on the Test Date, the Company was obligated to redeem the Preferred Stock beginning at that time and, as such, reclassified such Preferred Stock from mezzanine equity to a current liability on January 31, 2025. The preferred stock current liability was initially recorded at its fair value on January 31, 2025 of $13,491,000 and subsequently remeasured to its redemption amount of $10.00 per share ($1,996 adjusted for the stock splits), or $23,889,050, as the Preferred Stock is currently mandatorily redeemable at such amount, with the difference between the initial fair value and carrying value of $10,398,050 recorded as an adjustment to net loss available to common stockholders on the consolidated statement of operations for the three months ended March 31, 2025. The remeasurement of the liability subsequent to issuance to the redemption value of $10,398,050 is recorded within interest expense recognized on remeasurement of preferred stock liability on the consolidated statement of operations for the three months ended March 31, 2025.

NOTE 12. WARRANTS

The following table provides a summary of the number of the Company's outstanding warrants:

	Exercise price	Expiration date	March 31, 2026	December 31, 2025
Liability-classified warrants:
February 2026 Offering Common Warrants	February 17, 2026 - August 17, 2026: $0.6587, August 18, 2026 - January 1, 2027: $0.5489 and January 2, 2027 - February 17, 2031: $0.287	February 2031	32,792,859	—
February 2026 Offering Pre-Funded Warrants	0.0005	Until exercised in full	2,126,609	—
2025 Offering Common Stock Warrants	$0.8553	September 2030	377,460	377,460
Junior Note Warrants	$24.95	December 2028	172,209	172,209
Public Warrants	$2,295.40	January 2028	83,722	83,722
Total			35,552,859	633,391

Equity-classified warrants:
December 2025 $0.05 YA Warrants	$0.05	December 2030	—	16,032,065
December 2025 $1.25 YA Warrants	$1.25	December 2030	20,040,081	20,040,081
December 2025 $1.871 YA Warrants	$1.871	December 2030	5,010,021	5,010,021
December 2025 $2.35 YA Warrants	$2.35	December 2030	5,010,021	5,010,021
2025 Offering Placement Agent Warrants	$0.8907	September 2030	673,617	673,617
February 2026 Offering Placement Agent Warrants	$0.6861	February 2031	437,239	—
June 2023 Senior Note Warrants	$205.59	June 2028	67,177	67,177
August 2024 Warrants Issued with Junior Notes	$10.88 — $15.87	August 2029	3,987	3,987
Total			31,242,143	46,836,969

Liability-Classified Warrants

February 2026 Offering Pre-Funded Warrants and February 2026 Offering Common Warrants

On February 17, 2026, in connection with the February 2026 Offering as described in Note 11, the Company issued 10,162,680 liability-classified February 2026 Pre-Funded Warrants to purchase shares of Common Stock and 32,792,859 liability-classified February 2026 Offering Common Warrants to purchase shares of Common Stock. The warrants may be exercised in whole or in part for cash or, in certain circumstances, on a cashless basis, subject to certain beneficial ownership limitations. Net proceeds from the February 2026 Offering were first allocated to the liability-classified February 2026 Offering Pre-Funded Warrants and February 2026 Offering Common Warrants at their aggregate issuance date fair value of $18,918,964, which was greater than the net proceeds received from the February 2026 Offering of $11,994,929, therefore the Company recorded a loss on issuance of warrants on the consolidated statements of operations and comprehensive loss of $6,924,035 for the three months ended March 31, 2026, with no residual net proceeds allocated to the Common Stock and February 2026 Offering Placement Agent Warrants. Changes in the fair value of the February 2026 Offering Pre-Funded Warrants and February 2026 Offering Common Warrants are included within change in fair value of warrant liabilities in the consolidated statements of operations and comprehensive loss for the three months ended March 31, 2026.

During the three months ended March 31, 2026, 8,036,072 February 2026 Offering Pre-Funded Warrants were exercised for cash proceeds of $4,038, resulting in the issuance of 8,036,072 shares of Common Stock and the derecognition of the related warrant liability, which resulted in an increase to equity of $2,302,765 for the three months ended March 31, 2026.

2025 Offering Common Stock Warrants

On September 16, 2025, in connection with the 2025 Offering as described in Note 11, the Company issued 25,260,605 liability-classified 2025 Offering Common Stock Warrants to purchase shares of Common Stock. Each 2025 Offering Common Stock Warrant is immediately exercisable, has an exercise price of $0.8553 per share, subject to adjustment upon certain events, and expires on September 16, 2030. The warrants may be exercised in whole or in part for cash or, in certain circumstances, on a cashless basis, subject to certain beneficial ownership limitations. Net proceeds from the 2025 Offering were first allocated to the liability-classified 2025 Offering Common Stock Warrants at their aggregate issuance date fair value of $20,747,899, which was greater than the net proceeds received from the 2025 Offering of $10,744,346, therefore the Company recorded a loss on issuance of warrants on the consolidated statements of operations and comprehensive loss of $8,756,303 in the third quarter of 2025, with no residual net proceeds allocated to the Common Stock and 2025 Offering Pre-Funded Warrants. Changes in the fair value of the 2025 Offering Common Stock Warrants are included within change in fair value of warrant liabilities in the consolidated statements of operations and comprehensive loss.

Junior Note Warrants

In connection with the issuance of certain Junior Notes during 2023, which were extinguished in early 2025 as discussed in Note 10, the Company issued the Junior Note Warrants to purchase up to 110,221 shares of the Company's Common Stock. The Junior Note Warrants currently outstanding have an exercise price equal to $24.95 per share (subject to adjustment per the Junior Note Purchase Agreements) and expire on December 6, 2028. The Junior Note Purchase Agreements provided for the issuance of additional warrants if the related Junior Notes remained outstanding for specified periods following issuance, including at six and nine months, and as a portion of the Junior Notes were outstanding at each of these measurement dates in 2024, the Company was required to issue 61,988 additional warrants pursuant to the Junior Note Purchase Agreements during 2024.

Public Warrants

In connection with the closing of the Business Combination, Nuburu assumed the 83,722 Public Warrants outstanding on the date of closing, all of which were outstanding as of March 31, 2026. However, on December 12, 2023, the NYSE notified the Company and publicly announced that the NYSE had determined to (a) commence proceedings to delist the Company’s Public Warrants, each whole Public Warrant exercisable to purchase one share of the Company’s Common Stock at a price of $2,295.40 per share, and listed to trade on the NYSE under the symbol “BURU WS”, and (b) immediately suspend trading in the Public Warrants due to “abnormally low” trading price levels. As such, the Public Warrants were determined to have no value in the financial statements as of March 31, 2026 and 2025.

Equity-Classified Common Stock Warrants

December 2025 YA Warrants

In connection with the issuance of the December 2025 YA Debenture, as further described in Note 10, the Company issued warrants to purchase an aggregate of 46,092,185 shares of the Company’s Common Stock consisting of (i) warrants exercisable for 16,032,065 shares at an exercise price of $0.05 per share (the "December 2025 $0.05 YA Warrants"), (ii) warrants exercisable for 20,040,081 shares at an exercise price of $1.25 per share (the "December 2025 $1.25 YA Warrants"), (iii) warrants exercisable for 5,010,021 shares at an exercise price of $1.871 per share (the "December 2025 $1.871 YA Warrants") and (iv) warrants exercisable for 5,010,021 shares at an exercise price of $2.35 per share (the "December 2025 $2.35 YA Warrants") (collectively, the "December 2025 YA Warrants"). The December 2025 YA Warrants are exercisable anytime from issuance through the expiration date of December 17, 2030.

Issuance of warrant shares in excess of 19.99% of the Company’s outstanding Common Stock is subject to stockholder approval, which the Company received at its special meeting of stockholders held on March 12, 2026. Certain of the December 2025 YA Warrants may be exercised on a cashless basis if the related shares are not registered for resale. The Company may require cash exercise of certain of the December 2025 YA Warrants upon satisfaction of specified market-based and registration conditions, subject to volume limitations. The December 2025 YA Warrants contain customary anti-dilution and fundamental transaction provisions designed to preserve the holder’s economic interests, including adjustments for stock splits, dividends and similar events. Prior to exercise, the December 2025 YA Warrants do not confer voting or dividend rights, but permit participation in certain distributions on an as-converted basis, subject to beneficial ownership limitations. The December 2025 YA Warrants are transferable subject to applicable securities laws and include customary remedies for failure to timely deliver shares upon exercise.

The Company entered into a registration rights agreement requiring the Company to file a registration statement covering the resale of the warrant shares and, subject to certain exceptions, restricting the Company from filing other registration statements until such shares are registered. The December 2025 YA Warrants were registered by the Company pursuant to a Registration Statement on Form S-1 filed with the SEC on December 23, 2026, under the Securities Act (File No. 333-292426), and declared effective by the SEC on January 7, 2026.

As further described in Note 10, as the issuance of the December 2025 YA Debenture and the December 2025 YA Warrants involved the issuance of both debt and equity instruments, and the fair value of the December 2025 YA Debenture at inception was greater than the net proceeds received for the issuance of the December 2025 YA Debenture and the December 2025 YA Warrants, no value was ascribed to the December 2025 YA Warrants.

During the three months ended March 31, 2026, 16,032,065 December 2025 YA Warrants were exercised for cash proceeds of $800,000, resulting in the issuance of 16,032,065 shares of Common Stock during the three months ended March 31, 2026.

2025 Offering Pre-Funded Warrants and 2025 Offering Placement Agent Warrants

On September 16, 2025, in connection with the 2025 Offering, as described in Note 11, the Company issued (i) 10,352,721 equity-classified 2025 Offering Pre-Funded Warrants to purchase shares of Common Stock and (ii) 673,617 equity-classified 2025 Offering Placement Agent Warrants to purchase shares of Common Stock. The 2025 Offering Pre-Funded Warrants were exercisable immediately and had an exercise price of $0.0005 per share. The 2025 Offering Placement Agent Warrants have an exercise price of $0.8907 per share, subject to adjustment upon certain events, are exercisable beginning March 16, 2026, and expire on September 16, 2030. The 2025 Offering Pre-Funded Warrants and 2025 Offering Placement Agent Warrants may be exercised in whole or in part for cash or, in certain circumstances, on a cashless basis, subject to certain beneficial ownership limitations. As discussed above, net proceeds from the 2025 Offering were first allocated to the liability-classified 2025 Offering Common Stock Warrants at their aggregate issuance date fair value, and no residual proceeds were allocated to the Common Stock and 2025 Offering Pre-Funded Warrants. The issuance date fair value of the 2025 Offering Placement Agent Warrants of $417,815 was treated as an equity-issuance cost and reduction in additional-paid in capital, and was estimated using the Monte Carlo simulation based approach, a Level 3 valuation, with the following assumptions:

Upon Issuance
2025 Offering Placement Agent Warrants:
Stock price	$0.69611
Expected term (in years)	5.0
Expected volatility	145.0%
Risk-free interest rate	3.6%
Expected dividend yield	0.0%

During the third and fourth quarters of 2025, all 10,352,721 2025 Offering Pre-Funded Warrants were exercised on a cashless basis, resulting in the issuance of 10,345,474 shares of Common Stock, and there are no outstanding 2025 Offering Pre-Funded Warrants as of March 31, 2026.

June 2023 Senior Note Warrants

In connection with the issuance of Senior Notes, which were extinguished in early 2025 as discussed in Note 10, the Company issued the Senior Note Warrants to purchase up to 57,710 shares of the Company's Common Stock pursuant to the June 12, 2023 Senior Note Purchase Agreement and 9,467 shares of Common Stock pursuant to the June 16, 2023 Senior Note Purchase Agreement.

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

The Company accounted for the Pre-Funded Warrants Modification in accordance with ASC 815, Derivatives and Hedging, where the effect of a modification shall be measured as the difference between the fair value of the modified warrant and the fair value of the original warrant immediately before its terms are modified, with each measured on the modification date. As a result of the Pre-Funded Warrants Modification, which was not contemplated as a result of an equity or debt financing, but rather, as a settlement of any claims between the parties related to non-performance of obligations under certain previous agreements executed between the Company and Liqueous, the Company recorded (i) an increase to equity of $3,076,380, and a corresponding deemed dividend, related to the incremental fair value of the modified Pre-Funded Warrants over the fair value of the original Pre-Funded Warrants, each measured on the modification date and (ii) a loss on settlement of an aggregate $2,026,380, which represents the incremental fair value of the modified Pre-Funded Warrants over the fair value of the original Pre-Funded Warrants, each measured on the modification date, less cash received or receivable related to the Liqueous Settlement Agreement of $1,050,000. The loss on settlement is recorded in loss on extinguishment of debt on the consolidated statement of operations during the three months ended March 31, 2025.

In March 2025, the 730,946 outstanding warrants were exercised into 730,946 shares of Common Stock for no additional cash consideration, as the pre-funded warrants had a nominal exercise price.

August 2024 Warrants Issued with Junior Notes

In connection with the issuance of certain Junior Notes during 2024 which were subsequently extinguished in 2025, the Company issued an aggregate 3,987 warrants to a financial services firm as compensation for their services performed. The warrants are exercisable through payment of an exercise price ranging from $10.88 to $15.87, subject to certain customary antidilution adjustments, at any time after issuance through the expiration date in August 2029.

Indigo Pre-Funded Warrants

On February 6, 2026, we entered into an exchange agreement with Indigo Capital, pursuant to which we agreed to issue 11,176,650 Indigo Pre-Funded Warrants in exchange for the extinguishment of 844,938 shares of our Series A Preferred Stock. The exchange was accounted for as an extinguishment of preferred stock, with the carrying value of the Series A Preferred Stock of $8,449,380 derecognized and the fair value of the Indigo Pre-Funded Warrants of $8,923,438 recognized within additional paid-in capital, as the Indigo Pre-Funded Warrants were determined to be equity-classified, with the difference of $474,058 recognized as a deemed dividend reflected as an adjustment to net loss available to common stockholders. Because the Indigo Pre-Funded Warrants had a nominal exercise price per share and were immediately exercisable, their fair value at issuance was determined based on the closing price of the Company’s Common Stock on February 6, 2026, less the exercise price. The Indigo Pre-Funded Warrants were exercisable immediately, and all 11,176,650 Indigo Pre-Funded Warrants were exercised during the three months ended March 31, 2026, resulting in the issuance of 11,170,330 shares of Common Stock.

February 2026 Offering Placement Agent Warrants

On February 17, 2026, in connection with the February 2026 Offering as described in Note 11, the Company issued to the February 2026 Placement Agent or its designees 437,239 February 2026 Offering Placement Agent Warrants to purchase shares of Common Stock. The

February 2026 Offering Placement Agent Warrants have an exercise price of $0.6861 per share, are exercisable beginning six months from the date of issuance and expire on the five-year anniversary of the closing date of the February 2026 Offering. The warrants may be exercised in whole or in part for cash or, in certain circumstances, on a cashless basis, subject to certain beneficial ownership limitations. The issuance date fair value of the February 2026 Offering Placement Agent Warrants of $185,018 was treated as an equity-issuance cost and reduction in additional-paid in capital, and was estimated using the Black Scholes valuation model, a Level 3 valuation, with the following assumptions:

Upon Issuance
February 2026 Offering Placement Agent Warrants:
Stock price	$0.48
Expected term (in years)	5.0
Expected volatility	146.0%
Risk-free interest rate	3.6%
Expected dividend yield	0.0%

NOTE 13. STANDBY EQUITY PURCHASE AGREEMENT

On May 30, 2025, the Company entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, Ltd. (the “SEPA Investor”), pursuant to which the Company has the right, but not the obligation, to sell to the Investor up to $100,000,000 of its Common Stock, subject to the terms and conditions set forth in the SEPA. The Company may, from time to time in its discretion, direct the SEPA Investor to purchase shares of Common Stock by delivering an advance notice (an “Advance”). The purchase price for shares sold pursuant to an Advance is generally equal to 97% of the lowest VWAP of the Company’s Common Stock during a specified pricing period, subject to a minimum acceptable price established by the Company.

The SEPA became effective in July 2025 following the effectiveness of a registration statement covering the resale of shares issuable under the SEPA. The Company’s stockholders approved the issuance of shares in excess of applicable exchange limitations at the Company’s 2025 annual meeting. The SEPA contains customary conditions and limitations, including a restriction that the SEPA Investor may not beneficially own more than 4.99% of the Company’s outstanding common stock at any time. The SEPA will terminate upon the earlier of (i) May 30, 2028 or (ii) the date on which the SEPA Investor has purchased shares equal to the $100,000,000 commitment amount, unless earlier terminated by the Company in accordance with its terms.

The net proceeds payable to the Company under the SEPA will depend on the frequency and prices at which Common Stock is sold. Unless otherwise agreed by the parties, the Company is required to use any proceeds received under the SEPA to pay outstanding principal and interest under the 2025 YA Debentures issued by the SEPA Investor during 2025. After the December 2025 YA Debenture is paid in full, the Company expects that proceeds received from such sales will be used primarily for working capital and general corporate purposes and for purposes of implementing its business plan focused on building a stable foundation for the future business.

The SEPA is accounted for as a liability at fair value under ASC 815, Derivatives and Hedging, as it includes an embedded put option and an embedded forward contract that do not meet the indexed to equity and the equity classification scope exception. The put option is recognized at inception, and the forward option is recognized upon issuance of notice for the sale of the Company's Common Stock. The fair value of the derivative liability related to the embedded put option is included within SEPA liability on the condensed consolidated balance sheet, and was estimated at $2,582,724 at inception of the agreement, with changes in fair value each reporting period recognized within change in fair value of SEPA liability on the condensed consolidated statements of operations and comprehensive loss.

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

During the three months ended March 31, 2026, the Company sold 11,019,981 shares of Common Stock under the SEPA for aggregate proceeds of approximately $2,172,771. Of these proceeds, $1,621,071 was used to repay a portion of the outstanding principal balance of the December 2025 YA Debenture and $551,699 was applied to accrued interest on the December 2025 YA Debenture.

As of March 31, 2026, the Company had issued approximately 3,300,000 shares of Common Stock to the investor in connection with prior advance notices under the SEPA for which proceeds had not yet been received, as the investor was unable to sell such shares due to minimum acceptable price provisions, which remained subject to settlement in connection with future advance notices.

From March 31, 2026 through the date of issuance of this Quarterly Report, the Company settled the 3,300,000 shares of Common Stock described above and issued an additional 14,732,123 shares of Common Stock under the SEPA, generating gross proceeds of approximately $3,004,244. Of these proceeds, $2,781,167 was used to repay a portion of the outstanding principal balance of the December 2025 YA Debenture, $173,362 was applied to accrued interest on the December 2025 YA Debenture and $49,715 was retained by the Company.

NOTE 14. STOCK-BASED COMPENSATION

As of March 31, 2026, the Company had an active stock-based incentive compensation plan and an employee stock purchase plan: the 2022 Equity Incentive Plan (the “2022 Plan”) and the 2022 Employee Stock Purchase Plan (the “ESPP”). All new equity compensation grants were issued under these two plans; however, outstanding awards previously issued under inactive plans will continue to vest and remain exercisable in accordance with the terms of the respective plans.

The 2022 Plan provides for the grant of stock and stock-based awards including stock options, restricted stock, restricted stock units, performance awards, and stock appreciation rights. As of March 31, 2026, there were approximately 16,500 shares available for grant under the 2022 Plan and approximately 151,000 shares available for grant under the ESPP.

Stock-Based Compensation Expense

Total stock-based compensation expense recognized in the Company’s consolidated statements of operations and comprehensive loss is classified as follows:

	Three months ended March 31,
	2026	2025
Selling and marketing	$191,375	$196,488
General and administrative	11,186	101,517
Cost of revenue	—	105,734
Research and development	—	93,425
Total stock-based compensation expense	$202,561	$497,164

The Company’s stock-based compensation expense is based on the value of the portion of stock-based payment awards that are ultimately expected to vest. During the three months ended March 31, 2026 and 2025, stock-based compensation relating to stock-based awards granted to consultants was $191,375 and $219,316, respectively, which includes expense that relates to the arrangements further described below under Common Stock Issued for Services.

Restricted Stock Units

The Company had no outstanding restricted stock units ("RSUs") as of March 31, 2026 and December 31, 2025. The total grant date fair value of RSUs vested was nil and $216,846 during the three months ended March 31, 2026 and 2025, respectively.

As of March 31, 2026, there was no unrecognized stock-based compensation cost related to RSUs.

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

The following table shows a summary of the Company's stock option activity for the three months ended March 31, 2026:

	Number of Stock Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2025	50,968	$4.80	9.5	$4,306.53
Options cancelled or forfeited	(1,187)	$113.77
Options outstanding at March 31, 2026	49,781	$2.20	9.5	$—
Options exercisable at March 31, 2026	24,921	$3.47	9.5	$—
Options vested and expected to vest at March 31, 2026	49,781	$2.20	9.5	$—

As of March 31, 2026, total unrecognized stock-based compensation cost related to stock options was $17,908, which is expected to be recognized over a weighted-average period of 0.42 years.

The Company estimates the fair value of the options utilizing the Black-Scholes option pricing model, which is subjective and dependent upon several variables, including expected option term, expected volatility of the Company’s share price over the expected term, expected risk-free interest rate over the expected option term and expected dividend yield rate over the expected option term. The Company uses the simplified method to estimate expected term of its stock options, which represents an estimate of the period of time utilizing the mid period of the vesting dates and the expiration date, because it does not have sufficient historical exercise data due to the recency of its IPO. The risk-free interest rate is based on the term structure of interest rates at the time of the option grant based on the determined term utilized. Expected volatility is based on the weighted average of the historical returns on our stock and a group of comparable companies. There were no options granted during the three months ended March 31, 2026 and 2025.

Common Stock Issued for Services

During 2025, the Company entered into arrangements with non-employee consultants for services to be provided in exchange for (i) the issuance of 767,573 shares of Common Stock, (a) 200,401 of which were equity-classified, with 100,201 of those shares relating to services previously provided and the remaining 100,200 shares relating to services to be provided over the term of the agreement, and (b) 567,172 of which were liability-classified, and for which all services have not yet been provided by the non-employee consultants, and (ii) the required quarterly issuance of a variable number of shares of Common Stock equal to $25,000, priced based on the average closing price of the Company's Common Stock for the previous five trading dates prior to issuance, which are liability-classified. The amount of 567,172 shares of Common Stock was adjustable, as of the earlier of a resale registration statement's effectiveness or six months from the date of the agreement, to ensure an aggregate market value of $600,000, with shares of Common Stock forfeited if the value was higher and additional shares of Common Stock issued if lower. In accordance with this provision, during 2025, the Company issued an additional 285,598 shares of Common Stock.

As of March 31, 2026, the Company was required to issue 142,857 shares of Common Stock pursuant to the required quarterly issuances under the arrangement, which had not yet been issued as of March 31, 2026. During the three months ended March 31, 2026 and 2025, there were 28,960 and nil, respectively, of shares of Common Stock issued pursuant to this provision.

Equity-classified awards

Stock-based compensation expense for the equity-classified awards was recognized based on the fair value of the Company’s Common Stock on the date of grant over the requisite service period. For the three months ended March 31, 2026 and 2025, the total stock-based compensation expense recognized for the equity-classified awards was $16,375 and $136,384, respectively. Additionally, as of March 31, 2026 and December 31, 2025, as the non-employee consultants had not provided all services related to the 100,200 shares issued where the service term had not ended, $60,040 and $76,415, respectively, was recorded within prepaid expenses and other current assets on the condensed consolidated balance sheets, which is amortized using the straight-line method to stock-based compensation expense over the remaining requisite service period.

Liability-classified awards

Liability-classified awards represent compensation for services to be provided over the term of the agreements, and are measured based on a fixed monetary value to be paid to the non-employee consultants settled through the issuance of a variable number of shares of Common Stock.

For the three months ended March 31, 2026 and 2025, the total stock-based compensation expense recognized for the liability-classified awards was $175,000 and $51,073, respectively. As of each of March 31, 2026 and December 31, 2025, $25,000 was included within accrued expenses on the condensed consolidated balance sheet related to the required quarterly issuance of Common Stock. Additionally, as of March 31, 2026 and December 31, 2025, as the non-employee consultants had not provided all services related to the 852,770 shares issued and the service term had not ended, $375,000 and $525,000, respectively, was recorded within prepaid expenses and other current assets on the condensed consolidated balance sheets, which is amortized using the straight-line method to stock-based compensation expense over the remaining requisite service period.

Market-Based Awards

During the three months ended March 31, 2026, the Company entered into arrangements with certain employees and a non-employee consultant that provide for the potential issuance of equity awards pursuant to the 2022 Plan subject to market conditions.

Consultant Awards

On February 1, 2026, the Company entered into a consulting agreement with a non-employee strategic advisor that includes equity awards to be settled in Common Stock to be issued by the Company. The awards are non-cumulative and are determined using a volume-weighted average price test (the "VWAP Test") over twenty consecutive trading days during the year ended December 31, 2026. The number of shares issuable is determined by the single highest award tier achieved during the year ended December 31, 2026, as follows:

•
Tier 1: If the VWAP Test is satisfied at $3.49 (and no higher threshold is satisfied), the Consultant earns 70,140 shares.
•
Tier 2: If the VWAP Test is satisfied at $4.99 (and no higher threshold is satisfied), the Consultant earns 100,200 shares.
•
Tier 3: If the VWAP Test is satisfied at $9.98 or higher, the Consultant earns 150,301 shares, plus an additional 150,301 shares for each additional $4.99 threshold above $9.98 that is satisfied, subject to an aggregate Tier 3 cap of 601,202 shares.

The awards are subject to continuous service and vest on January 20, 2027. The arrangement includes change of control protections and good-leaver protections. Additionally, the awards include a mandatory fallback cash settlement mechanism that if the equity award cannot be settled within 90 days after January 20, 2027 (or by March 31, 2027, if earlier), it must first attempt to reserve shares at its next evergreen share pool renewal, and if the award has still not been settled in equity within 183 days after that outside date, the Company is required to pay the consultant in cash based on the earned success fee value, with any partial equity settlement reducing the cash obligation dollar-for-dollar. Additionally, in the event of a change of control, the consultant may elect settlement in cash or in the same form of consideration received by common stockholders. As of and for the three months ended March 31, 2026, the stock-based compensation expense and associated liability were each immaterial.

The Company determined the fair value using a Monte Carlo simulation based approach, a Level 3 valuation, with the following assumptions:

Three months ended March 31,
2026
Stock Price	$$0.1773 - $0.2100
Expected term (in years)	0.80 - 0.90
Expected volatility	164.0% - 168.0%
Risk-free interest rate	3.4% - 3.7%
Expected dividend yield	0.0%

Lyocon Acquisition Awards

On January 15, 2026, in connection with the Company's incentive plan related to the Lyocon Acquisition discussed in Note 4, the Company issued equity awards to each of the Lyocon sellers pursuant to the 2022 Plan to be settled in Common Stock based on performance targets tied to the Company's stock price. Under the equity awards, (i) if the share price of Common Stock reaches $3.49 for over 20 consecutive trading days in 2026, the participant is entitled to equity awards equal to 0.07% of the Company’s market cap; (ii) if the share price of Common Stock reaches $4.99 for over 20 consecutive trading days in 2026, the participant is entitled to equity awards equal to 0.10% of the Company’s market cap; or (iii) if the share price of Common Stock reaches $9.98 for over 20 consecutive trading days in 2026, the participant is entitled to equity awards equal to 0.15% of the Company’s market cap. The highest target achieved within 2026 determines the value of the equity award for 2026 for each seller. The equity incentive for each employee is non-cumulative; the highest target achieved within the fiscal year determines the value of the equity grant at year-end. The awards are subject to continuous employment and vest on January 20, 2027. As of and for the three months ended March 31, 2026, the stock-based compensation expense and associated liability were each immaterial.

The Company determined the fair value using a Monte Carlo simulation based approach, a Level 3 valuation, with the following assumptions:

Three months ended March 31,
2026
Stock Price	$$0.1773 - $0.1837
Expected term (in years)	0.80 - 1.00
Expected volatility	168.0% - 175.0%
Risk-free interest rate	3.5% - 3.7%
Expected dividend yield	0.0%

NOTE 15. INCOME TAXES

Due to its current operating losses, the Company recorded no income tax expense during the three months ended March 31, 2026 and 2025. Following the January 2026 Orbit Change of Control and Lyocon Acquisition, the Company has Italian operations; however, the related pre-tax income and loss were not significant for the three months ended March 31, 2026, and the Company’s tax activity remained limited to U.S. federal and state jurisdictions.

Due to the Company’s history of cumulative losses and after considering all the available objective evidence, management concluded that it is not more likely than not that all of the Company’s net deferred tax assets will be realized in the future. Accordingly, the Company’s deferred tax assets, which include net operating loss (“NOL”) carryforwards and tax credits related primarily to research and development, continue to be subject to a valuation allowance as of March 31, 2026. The Company expects to continue to maintain a full valuation allowance until there is sufficient evidence to support recoverability of its deferred tax assets.

Utilization of the NOL carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended, and similar state provisions. Generally, in addition to certain entity reorganizations, the limitation applies when one or more "5-percent stockholders" increase their ownership, in the aggregate, by more than 50 percentage points over a 36-month time period testing period, or beginning the day after the most recent ownership change, if shorter. The Company has determined that a Section 382 change in ownership occurred during 2023. As a result of this change in ownership, we expect that certain of the Company's NOLs may not be utilized in the future to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. However, due to the full valuation allowance recorded as of March 31, 2026, the limitation does not affect the Company's results of operations for the periods presented.

NOTE 16. NET LOSS PER SHARE

The details of our net loss attributable to common stockholders, basic and diluted EPS are set forth below:

	Three months ended March 31,
	2026	2025
Numerator:
Net loss	$(459,898)	$(16,611,425)
Deemed dividend in connection with extinguishment of preferred stock through issuance of warrants	(474,058)	—
Reclassification of convertible preferred stock from mezzanine equity to liability	—	10,398,050
Deemed dividend in connection with modification of pre-funded warrants	—	(3,076,380)
Net loss attributable to common stockholders	$(933,956)	$(9,289,755)
Denominator:
Weighted-average shares outstanding — basic and diluted	118,226,181	6,628,195
Net loss per share — basic and diluted	$(0.01)	$(1.40)

For additional information regarding the adjustments to arrive at net loss attributable to common stockholders, see Notes 11 and 12.

Pre-funded warrants are included in basic and diluted weighted-average shares outstanding as they are exercisable for nominal consideration and are considered outstanding common stock equivalents. Contingently issuable shares are included in basic and diluted EPS only when all specified contingencies other than time have been satisfied. Shares issuable in connection with the SEPA are excluded from basic EPS because issuances are contingent on meeting price thresholds, volume limitations, and regulatory caps. As those contingencies were not satisfied as of March 31, 2026, no shares issuable under the SEPA were included in the denominator of basic EPS for the three months ended March 31, 2026.

Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised, vested, or converted into Common Stock, and is computed by dividing net income (loss) available to common stockholders by the weighted-average number of shares of Common Stock outstanding during the period, adjusted for the effect of potentially dilutive shares of Common Stock using the treasury stock or if-converted methods, as applicable. Diluted EPS for the three months ended March 31, 2026 and 2025 excludes potentially dilutive securities from the computation because the effect of their inclusion would have been anti-dilutive or would have decreased the reported loss per share.

Basic and diluted EPS presented for the three months ended March 31, 2026 includes 10,181,125 shares of Common Stock that the Company was required to issue but had not yet issued as of March 31, 2026.

The following securities were outstanding during the period but were not included in the computation of diluted EPS because their effect would have been anti-dilutive:

	Three months ended March 31,
	2026	2025
December 2025 YA Warrants	30,060,123	—
February 2026 Offering Common Warrants	32,792,859	—
February 2026 Offering Placement Agent Warrants	437,239	—
2025 Offering Placement Agent Warrants	673,617	—
2025 Offering Common Stock Warrants	377,460	—
Junior Note Warrants	172,209	172,209
Public Warrants	83,722	83,722
June 2023 Senior Note Warrants	67,177	67,177
August 2024 Warrants Issued with Junior Notes	3,987	3,987
If-converted Common Stock from convertible notes	23,300,646	—
Stock options outstanding	49,781	37,463
Orbit Settlement Shares	10,020,040	—
If-converted Common Stock from Series A Preferred Stock(1)	13,467	23,937
Unvested restricted stock units	—	651
Total	98,052,327	389,146

(1)
Assumed that all shares of Series A Preferred Stock were converted into Common Stock at a conversion rate equal to $0.05 divided by $5.00, representing the maximum number of shares issuable to holders of Series A Preferred Stock.

NOTE 17. SEGMENT REPORTING

Operating segments are defined as components of an entity about which discrete financial information is evaluated regularly by the Chief Operating Decision Maker ("CODM") in deciding how to allocate resources and assess performance. The Company currently operates and manages its business as one business segment, which is dual-use, non-kinetic, and software-orchestrated solutions addressing modern security and resilience challenges across military, governmental, and civilian domains. Accordingly, the Company has one reportable segment. Following the Orbit Change of Control and Lyocon Acquisition, the Company is in the process of reassessing its operating and reportable segments. The integration of the acquired businesses is ongoing, and the financial information regularly reviewed by the CODM to allocate resources and assess performance is being evaluated and may be modified to reflect the expanded operations. The Company's reassessment may result in the identification of additional operating and reportable segments and corresponding changes to the segment disclosures in subsequent filings. The Company has a single management team that reports to the Executive Chairman and Co-Chief Executive Officer, the Company's CODM, who comprehensively manages the entire Company. The accounting policies of the segment are the same as those described in the summary of significant accounting policies.

When evaluating the Company’s financial performance, the CODM is regularly provided with more detailed expense information than what is included in the Company’s statements of operations and comprehensive loss. The CODM uses net loss, as reported in the consolidated statements of operations and comprehensive loss, in evaluating the performance of the segment. Decisions regarding resource allocation are made primarily during the annual budget planning process and reallocated as needed throughout the year. The measure of segment assets is reported on the balance sheets as total assets.

The following table shows a reconciliation of the Company’s net loss, including the significant expense categories regularly provided to and reviewed by the CODM, as computed under U.S. GAAP, to the Company’s total net loss in the consolidated statements of operations and comprehensive loss:

	Three Months Ended March 31,
	2026	2025

Revenue	$407,644	$—
Cost of revenue:
Materials	3,620	4,593
Direct labor	187,605	153,116
Direct job costs	310,164	(33,273)
Overhead	151,371	111,281
Total cost of revenue	652,760	235,717
Gross margin	(245,116)	(235,717)
Operating expenses:
Research and development	67,500	184,563
Selling and marketing	1,977,525	543,337
General and administrative	5,614,686	2,078,805
Total operating expenses	7,659,711	2,806,705
Other segment income (expenses), net (1)	7,444,929	(13,569,003)
Segment net loss	$(459,898)	$(16,611,425)

(1)
Other segment expenses, net consist of interest income, interest expense, change in fair value of warrant liabilities, loss on issuance of warrants, warrant issuance costs, change in fair value of debt, loss on issuance of debt, gain on initial recognition of Tekne Investment, change in fair value of investments, gain on issuance of SYME Bonds (related party), change in fair value of SYME Bonds (related party), change in fair value of contingent consideration, change in fair value of derivative liability, change in fair value of convertible notes receivable, remeasurement of subscription for Orbit shares (related party), remeasurement of Orbit equity method investment (related party), change in fair value of SEPA liability, loss on extinguishment of debt, gain on sale of intellectual property intangible assets, loss on impairment of inventories, property and equipment and operating lease right-of-use asset, interest expense recognized on remeasurement of preferred stock liability and other loss, net.

NOTE 18. SUBSEQUENT EVENTS

On May 12, 2026, in light of its reported stockholders’ deficit of approximately $15.2 million as of December 31, 2025 and historical net losses, the Company received a notice of noncompliance with NYSE American continued listing standards (the “2026 Notice”) indicating that the Company was not in compliance with Section 1003(a)(ii) of the Company Guide, which requires a company to maintain stockholders’ equity of $4.0 million or more if it has reported losses from continuing operations or net losses in three of its four most recent fiscal years. In connection with the 2026 Notice, the NYSE American is not requiring that a new compliance plan be provided by the Company and the Company will continue to operate in accordance with the Compliance Plan previously accepted by NYSE American.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The interim financial statements included in this Quarterly Report and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2025, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Annual Report filed with the SEC on March 31, 2026 (as amended, the "Annual Report"). In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are subject to risks and uncertainties, including those under “Risk Factors” in this Quarterly Report and our Annual Report that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements.

Unless otherwise indicated, references in this section to "Nuburu," "we," "us," "our" and "the Company" refer to Nuburu, Inc. and its consolidated subsidiaries. Defined terms used herein and not otherwise defined are as defined in Part I, Item 1 of this Quarterly Report.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

On February 27, 2026, we effected a 1-for-4.99 reverse stock split of our Common Stock (the “2026 Reverse Stock Split”). The 2026 Reverse Stock Split has been reflected retroactively in all Common Stock and per share amounts for all periods presented. Proportional adjustments were made to the number of shares of Common Stock issuable upon exercise, vesting, or conversion of our outstanding stock options, restricted stock units, warrants, convertible notes, preferred stock, and other instruments convertible into or exercisable for Common Stock, as well as the applicable exercise prices, conversion prices, and per share grant date fair values. All share and per share amounts presented in this Quarterly Report, including but not limited to earnings per share, weighted-average shares outstanding, shares reserved under equity incentive plans and the employee stock purchase plan, and shares issuable under outstanding derivative and convertible instruments, have been retroactively adjusted to reflect the 2026 Reverse Stock Split for all periods presented.

LIQUIDITY CONSTRAINTS

We have not yet achieved full commercialization and expect continued losses until we can do so. We must rely on capital from investors to support operations. From inception, we have continued to incur operating losses and negative cash flows from operating activities. For the three months ended March 31, 2026 and 2025, we incurred a net loss of $459,898 and $16,611,425, respectively, and we had an accumulated deficit of $200,939,729 and $200,479,831 as of March 31, 2026 and December 31, 2025, respectively. We generated total revenue of $407,644 and nil during the three months ended March 31, 2026 and 2025, respectively.

In January 2025, the Company adopted a new business plan focused on building a stable foundation for the future business, including addressing outstanding payables, entering into joint development agreements, and acquiring controlling interests in strategic targets (the “Transformation Plan”). Management has implemented and continues to execute its Transformation Plan and has taken actions during 2025 and early 2026 to strengthen the Company’s financial position and liquidity profile. These actions include balance sheet improvements, enhanced access to the capital markets, and the establishment of a platform-based operating model through strategic investments and acquisitions. In connection with the Transformation Plan, we agreed to certain governance changes, including the appointment of Alessandro Zamboni as our Executive Chairman and changes to our Board of Directors.

We expect to incur significant expenses and operating losses for the foreseeable future, as we devote substantial resources to implement our Transformation Plan, and operate as a public company. Until we can generate sufficient revenue, we plan to finance our business with the proceeds from the issuance and sale of debt or equity securities, including sales pursuant to the SEPA, as defined and discussed below, and borrowings under credit facilities. There is no assurance that management's plans to obtain additional debt or equity financing or credit facilities will be successfully implemented or implemented on terms favorable to us. Even if we generate revenue, there is no guarantee that we will ever become profitable. While we are pursuing a Transformation Plan intended to address aspects of our financial condition and operations, there can be no assurance that these efforts will be successful or that they will alleviate the substantial doubt regarding our ability to continue as a going concern. If we are unable to obtain additional financing, or otherwise implement our Transformation Plan, we will not be able to sustain operations and will need to consider alternatives, which could include a sale, liquidation, or dissolution of the business. For additional information, refer to Note 1 to the condensed consolidated financial statements included herein, for the Company’s evaluation of the events and conditions and its plans regarding the going concern matter.

ACQUISITION, INVESTMENT AND JOINT VENTURE PLANS

Orbit (Related Party), Tekne, Lyocon, SYME (Related Party), Heckler & Koch and Maddox

For information related to certain acquisition, investment-related and joint venture transactions, including the January 2026 Orbit Change of Control, the Lyocon Acquisition, the Tekne Investment, the Tekne Letter, the H&K Investment, the Maddox JV and the Beryl Agreement, Notes 4, 6 and 7 to the condensed consolidated financial statements included herein.

For information regarding the SYME Convertible Note Receivable, the Tekne Convertible Note Receivable and the SYME Bonds, see Notes 4 and 6 to the condensed consolidated financial statements included herein.

RECENT FINANCING TRANSACTIONS AND DEBT EXTINGUISHMENTS

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

For additional information, see Notes 11 and 12 to the condensed consolidated financial statements included herein.

February 2026 Offering and 2025 Offerings

In February 2026 and September 2025, we consummated best efforts public offerings of Common Stock and certain warrants. For additional information, see Notes 11 and 12 to the condensed consolidated financial statements included herein.

Debt Instruments

During the three months ended March 31, 2026, we entered into certain debt instruments with various third parties. For additional information, see Note 10 to the condensed consolidated financial statements included herein.

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

For additional information, see Note 2 to the condensed consolidated financial statements included herein.

NYSE Regulation Notice of Noncompliance

On April 29, 2025, we received a Notice of Noncompliance (the “Notice”) from NYSE Regulation indicating that we were not in compliance with Section 1003(a)(i) of the NYSE American LLC Company Guide (the “Company Guide”), which requires a company to maintain stockholders’ equity of $2,000,000 or more if it has reported losses from continuing operations or net losses in two of its three most recent fiscal years. As of March 31, 2026 and December 31, 2025, total stockholders’ equity (deficit) was $2,172,572 and $(15,182,173), respectively.

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

On May 12, 2026, we received a Notice of Noncompliance (the “2026 Notice”) from NYSE Regulation indicating that we were not in compliance with Section 1003(a)(ii) of the Company Guide, which requires a company to maintain stockholders’ equity of $4.0 million or more if it has reported losses from continuing operations or net losses in three of its four most recent fiscal years. In connection with the 2026 Notice, the NYSE American is not requiring that a new compliance plan be provided by us and we will continue to operate in accordance with the Compliance Plan previously accepted by NYSE American.

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

The Notice, 2026 Notice and NYSE’s acceptance of the Compliance Plan have no immediate effect on the listing or trading of our securities and our Common Stock will continue to trade on the NYSE American under the symbol “BURU” during the Plan Period with the designation of “.BC” to indicate that we are not in compliance with the NYSE American’s continued listing standards.

Components of Statements of Operations and Comprehensive Loss

Revenue

Following the Lyocon Acquisition and the Orbit Transaction, our revenue consists of (i) product sales and related professional services from Lyocon and (ii) software-as-a-service and hosted software subscriptions, application maintenance services and professional services from Orbit. We had no revenue during the three months ended March 31, 2025. For additional information, refer to Notes 2 and 9 to the condensed consolidated financial statements included herein.

Cost of Revenue

Cost of revenue primarily consists of materials, direct labor, direct job costs and manufacturing overhead associated with the products and services sold by Lyocon and Orbit, as well as, historically, the cost of materials, overhead and employee compensation associated with the manufacturing of our high-powered lasers. Product cost also includes lower of cost or net realizable value inventory (“LCNRV”) adjustments if the carrying value of the inventory is greater than its net realizable value as well as adjustments for excess or obsolete inventory.

Research and Development

Research and development expenses ("R&D") consist primarily of compensation and related costs for personnel, including stock-based compensation, employee benefits, training, travel, third-party consulting services, laboratory supplies, and research and development equipment depreciation incurred to further our commercialization development efforts. We anticipate R&D to increase significantly as we expand our product portfolio. R&D is charged to the statement of operations as incurred and is included in operating expenses.

Selling and Marketing

Selling and marketing expenses consist primarily of compensation and related costs for our direct sales force, sales management, and marketing and include stock-based compensation, employee benefits, and travel for selling and marketing employees as well as costs related to trade shows, marketing programs, third-party consulting expenses, branding and public relations activities, and application lab depreciation expenses. We expect selling and marketing expenses to increase in future periods as we expand our sales force, marketing, and customer support organizations and increase our participation in trade shows and marketing programs. Selling and marketing costs are charged to the statement of operations as incurred and are included in operating expenses.

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

Interest Expense

Interest expense consists primarily of (i) interest owed on our outstanding debt, (ii) interest accrued on the Orbit Preferred Obligation, (iii) through the first quarter of 2025, amortization of deferred financing costs and (iv) during 2025, interest expense incurred in connection with the amounts payable to the landlord as part of the lease settlement for our expired lease in Centennial, Colorado. For additional information related to our lease settlement and debt obligations, see Notes 3 and 10, respectively, to the condensed consolidated financial statements included herein.

Change in Fair Value of Warrant Liabilities

Change in fair value of warrant liabilities consists of non-cash gains or losses recognized based on the change in the fair value of our liability-classified warrants, which are re-measured to fair value at each balance sheet date with the corresponding gain or loss from the adjustment. For additional information, refer to Notes 7 and 12 to the condensed consolidated financial statements included herein.

Loss on Issuance of Warrants and Related Costs

Loss on issuance of warrants represents (i) the excess of the initial fair value of the liability-classified February 2026 Offering Warrants over the allocated net proceeds and (ii) allocated transaction costs incurred in connection with the issuance of liability-classified warrants, which are expensed as incurred rather than capitalized. For additional information, refer to Notes 7 and 12 to the condensed consolidated financial statements included herein.

Change in Fair Value of Debt

Change in fair value of debt relates to the unrealized gain or loss resulting from the change in fair value of debt instruments for which the fair value option was elected. This amount reflects the remeasurement of such liabilities to their current fair value as of the reporting date. For additional information, refer to Notes 7 and 10 to the condensed consolidated financial statements included herein.

Loss on Issuance of Debt

Loss on issuance of debt relates to the excess of the initial fair value of certain debt instruments accounted for under the fair value option over the proceeds received. For additional information, refer to Note 10 to the condensed consolidated financial statements included herein.

Gain on Initial Recognition of Tekne Investment

Gain on initial recognition of Tekne Investment represents the difference between the initial fair value of the Tekne Investment acquired and the initial fair value of the Tekne Subordinated Convertible Note issued as consideration in connection with the Tekne Purchase Agreement. For additional information, see Notes 4 and 7 to the condensed consolidated financial statements included herein.

Change in Fair Value of Investments

Change in fair value of investments relates to the unrealized gain or loss resulting from the change in fair value of investments for which the fair value option was elected. This amount reflects the remeasurement of such investments to their current fair value as of the reporting date. For additional information, refer to Note 7 to the condensed consolidated financial statements included herein.

Gain on Issuance of SYME Bonds (Related Party)

Gain on issuance of SYME Bonds relates to the excess of the initial fair value of the SYME Bonds at issuance, for which the fair value option was elected, over the carrying value of the SYME Inventory Advance applied as consideration for the subscription. For additional information, refer to Notes 4 and 7 to the condensed consolidated financial statements included herein.

Change in Fair Value of SYME Bonds (Related Party)

Change in fair value of SYME Bonds relates to the unrealized gain or loss resulting from the change in fair value of the SYME Bonds for which the fair value option was elected. This amount reflects the remeasurement of the SYME Bonds to their current fair value as of the reporting date. For additional information, refer to Notes 4 and 7 to the condensed consolidated financial statements included herein.

Change in Fair Value of Contingent Consideration

Change in fair value of contingent consideration represents the period change in the fair value of contingent consideration obligations recognized in connection with our acquisitions, which are remeasured to fair value at each reporting date with the corresponding gain or loss recorded in the condensed consolidated statement of operations. For additional information, refer to Notes 4 and 7 to the condensed consolidated financial statements included herein.

Change in Fair Value of Derivative Liability

Change in fair value of derivative liability consists of non-cash gains or losses recognized on the remeasurement of liability-classified derivatives, including, (i) during the three months ended March 31, 2026, the amended Orbit Preferred Obligation, which was accounted for as a derivative liability under ASC 815 between the February 9, 2026 amendment and stockholder approval of the share issuance in March 2026, and (ii) historically the embedded derivatives bifurcated from the August 2024 Convertible Notes. The instruments are remeasured to fair value at each reporting date with the corresponding gain or loss recorded on the condensed consolidated statement of operations. For additional information, refer to Notes 7 and 12 to the condensed consolidated financial statements included herein.

Change in Fair Value of Convertible Notes Receivable

Change in fair value of convertible notes receivable relates to the unrealized gain or loss resulting from the change in fair value of the SYME Convertible Note Receivable, which is a related-party instrument, and the Tekne Convertible Note Receivable, in each case for which the fair value option was elected. This amount reflects the remeasurement of the assets to their current fair value as of the reporting date. For additional information, see Note 6 to the condensed consolidated financial statements included herein.

Remeasurement of Subscription for Orbit Shares (Related Party)

Remeasurement of subscription for Orbit shares represents the gain recognized on the remeasurement of our subscription right for additional shares of Orbit to its acquisition-date fair value in connection with the Orbit Change of Control. For additional information, refer to Note 4 to the condensed consolidated financial statements included herein.

Remeasurement of Orbit Equity Method Investment (Related Party)

Remeasurement of Orbit equity method investment represents the loss recognized on the remeasurement of our previously held 10.7% equity interest in Orbit to its acquisition-date fair value in connection with the Orbit Change of Control. For additional information, refer to Note 4 to the condensed consolidated financial statements included herein.

Change in Fair Value of SEPA Liability

Change in fair value of SEPA liability relates to the unrealized gain or loss resulting from the change in the fair value of the SEPA liability, which includes (i) the fair value of the put option and (ii) related to the June 30, 2025 valuation, the fair value related to the unissued shares for the commitment fee. For additional information, refer to Notes 7 and 13 to the condensed consolidated financial statements included herein.

Loss on Extinguishment of Debt

Loss on extinguishment of debt consists of losses incurred to extinguish debt. For additional information, refer to Note 10 to the condensed consolidated financial statements included herein.

Gain on Sale of Intellectual Property Intangible Assets

Gain on sale of intellectual property intangible assets primarily relates to the sale of collateral to the lenders holding both the outstanding Senior Convertible Notes and Junior Notes in exchange for a full discharge and extinguishment of our Junior Notes and Senior Convertible Notes, as further described in Note 10 to the condensed consolidated financial statements included herein.

Loss on Impairment of Inventories, Property and Equipment and Operating Lease Right-of-Use Asset

Loss on impairment of inventories, property and equipment and operating lease right-of-use asset relates to write-downs and impairments recorded on our inventories, property and equipment and right-of-use-asset in connection with our default under our lease in Centennial, Colorado, and ultimate judgment obtained by the landlord in April 2025. For additional information, see Notes 1 and 3 to the condensed consolidated financial statements included herein.

Interest Expense Recognized on Remeasurement of Preferred Stock Liability

Interest expense recognized on remeasurement of preferred stock liability relates to the subsequent remeasurement of the preferred stock liability after issuance through March 31, 2025 in connection with the reclassification of the preferred stock from mezzanine equity to a current liability on January 31, 2025. For additional information, see Note 11 to the condensed consolidated financial statements included herein.

Other Loss, Net

Other loss, net consists largely of foreign currency transaction gains or losses and, historically, issuance costs incurred in connection with the issuance of certain debt instruments.

Results of Operations

The following table sets forth our results of operations for the three months ended March 31, 2026 and March 31, 2025:

	Three Months Ended March 31,
	2026	2025	$ Change
Revenue (including $30,012 and nil with related parties, respectively)	$407,644	$—	$407,644
Cost of revenue	652,760	235,717	417,043
Gross loss	(245,116)	(235,717)	(9,399)
Operating expenses:
Research and development	67,500	184,563	(117,063)
Selling and marketing	1,977,525	543,337	1,434,188
General and administrative	5,614,686	2,078,805	3,535,881
Total operating expenses	7,659,711	2,806,705	4,853,006
Loss from operations	(7,904,827)	(3,042,422)	(4,862,405)
Non-operating income (loss):
Interest income	37,600	7,385	30,215
Interest expense (including $67,737 and nil with related parties, respectively)	(71,212)	(193,480)	122,268
Change in fair value of warrant liabilities	11,396,260	127,300	11,268,960
Loss on issuance of warrants and related costs	(8,206,193)	—	(8,206,193)
Change in fair value of debt	8,279,246	256,522	8,022,724
Loss on issuance of debt	(11,661,274)	(707,800)	(10,953,474)
Gain on initial recognition of Tekne Investment	84,000	—	84,000
Change in fair value of investments	(36,285)	—	(36,285)
Gain on issuance of SYME Bonds (related party)	49,514	—	49,514
Change in fair value of SYME Bonds (related party)	(33,038)	—	(33,038)
Change in fair value of contingent consideration (including $304,381 and nil with related parties, respectively)	300,364	—	300,364
Change in fair value of derivative liability (including $4,909,820 and nil with related parties, respectively)	4,909,820	37,900	4,871,920
Change in fair value of convertible notes receivable (including $219,000 and nil with related parties, respectively)	1,073,803	—	1,073,803
Remeasurement of subscription for Orbit shares (related party)	1,189,837	—	1,189,837
Remeasurement of Orbit equity method investment (related party)	(59,408)	—	(59,408)
Change in fair value of SEPA liability	228,935	—	228,935
Loss on extinguishment of debt (including nil and $27,139 with related parties, respectively)	—	(5,497,516)	5,497,516
Gain on sale of intellectual property intangible assets	—	8,961,872	(8,961,872)
Loss on impairment of inventories, property and equipment and operating lease right-of-use asset	—	(6,064,823)	6,064,823
Interest expense recognized on remeasurement of preferred stock liability	—	(10,398,050)	10,398,050
Other loss, net	(37,040)	(98,313)	61,273
Loss before provision for income taxes	(459,898)	(16,611,425)	16,151,527
Income tax provision	—	—	—
Net loss	$(459,898)	$(16,611,425)	$16,151,527

Revenue. Revenue increased $407,644 during the three months ended March 31, 2026 compared to the same period in 2025, which is due entirely to an increase in revenue resulting from the Orbit Change of Control and Lyocon Acquisition.

Cost of Revenue. Cost of revenue increased $417,043 during the three months ended March 31, 2026 compared to the same period in 2025, which includes an approximate $653,000 increase due to the Orbit Change of Control and Lyocon Acquisition. Excluding the effects of these transactions, cost of revenue decreased $235,717. This decrease is primarily due to a period-over-period decrease of approximately (i) $120,000 of direct labor and job costs and (ii) $111,000 in overhead, due to continued reduced production volumes following the suspension of laser-system manufacturing operations in 2024, together with further reductions in production-related headcount and overhead during late 2025 and the first quarter of 2026.

Research and Development. Research and development expenses decreased $117,063 during the three months ended March 31, 2026 compared to the same period in 2025, which is primarily due to decreases in (i) stock-based compensation expenses of approximately $93,000, due primarily to research and development workforce reductions, (ii) depreciation expenses of approximately $41,000 due to the write-down of property and equipment to a net book value of zero during the first quarter of 2025, and (iii) personnel costs of approximately $27,000 due primarily to lower research and development headcount, partially offset by (iv) an increase of approximately $44,000 in research and development spending related to the Maddox Program, which commenced in the first quarter of 2026. For additional information regarding the Maddox Program, see Note 4 to the condensed consolidated financial statements included herein. For additional information on the write-down of property and equipment, see Notes 1 and 3 to the condensed consolidated financial statements included herein.

Selling and Marketing. Selling and marketing expenses increased $1,434,188 during the three months ended March 31, 2026 compared to the same period in 2025, which includes an insignificant increase due to the Orbit Change of Control and Lyocon Acquisition. Excluding the effects of these transactions, selling and marketing increased $1,434,024. This increase is primarily due to the net effect of (i) an increase in professional and consulting related expenses of approximately $1,096,000, primarily related to an increase in branding and public relations consulting expenses as part of our Transformation Plan, and (ii) an increase in marketing expenses of approximately $385,000, partially offset by (iii) a decrease in depreciation expense of approximately $35,000, due to the write-down of property and equipment to a net book value of zero during the first quarter of 2025. For additional information on the write-down of property and equipment, see Notes 1 and 3 to the condensed consolidated financial statements included herein.

General and Administrative. General and administrative expenses increased $3,535,881 during the three months ended March 31, 2026 compared to the same period in 2025, which includes an approximate $91,000 increase due to the Orbit Change of Control and Lyocon Acquisition. Excluding the effects of these transactions, general and administrative increased $3,445,258. This increase is primarily driven by (i) an increase in acquisition-related expenses of approximately $1,054,000, (ii) an increase in personnel costs of approximately $1,002,000 primarily related to an increase in bonus expense paid to executives, (iii) an increase in accounting and audit services of approximately $889,000 related to our Transformation Plan, (iv) an increase in professional and consulting services of approximately $319,000, and (v) an increase in legal expenses of approximately $309,000.

Change in Fair Value of Warrant Liabilities. We recorded a gain of $11,396,260 during the three months ended March 31, 2026, which is primarily related to (i) a decrease of approximately $8,975,000 in the fair value of the February 2026 Offering Common Warrants and (ii) a decrease of approximately $2,184,000 in the fair value of the February 2026 Offering Pre-Funded Warrants, each largely due to a decrease in our share price from the time of issuance through March 31, 2026. During the three months ended March 31, 2025, we recorded a gain of $127,300, which largely resulted from a decrease in the Company's share price during the first quarter of 2025.

Loss on Issuance of Warrants and Related Costs. We recorded a loss of $8,206,193 during the three months ended March 31, 2026, representing (i) the excess of the initial fair value of the liability-classified February 2026 Offering Warrants over the allocated net proceeds and (ii) the portion of issuance costs allocated to the liability-classified February 2026 Offering Warrants and expensed as incurred, compared to no comparable loss during the three months ended March 31, 2025. For additional information, refer to Note 12 to the condensed consolidated financial statements included herein.

Change in Fair Value of Debt. We recorded a gain of $8,279,246 during the three months ended March 31, 2026, which primarily resulted from (i) a gain of approximately $9,249,000 due to the decrease in fair value of the 2026 Brick Lane H&K Investment Note driven by a decline in our share price from issuance through March 31, 2026, partially offset by a (ii) a loss of approximately $951,000 due to the increase in the fair value of the December 2025 YA Debenture, largely due to an increase in our share price during the three months ended March 31, 2026. We recorded a gain of $256,522 during the three months ended March 31, 2025, which resulted from (i) a gain of $132,508 related to the decrease in the fair value of the Indigo Capital Convertible Notes, largely due to a decrease in the Company's share price from the time of the issuance in early March 2025 through March 31, 2025, and (ii) a gain of $124,014 related to the conversion of $307,320 of contractual principal under the Indigo Capital Exchange Convertible Notes. For additional information, see Notes 7 and 10 to the condensed consolidated financial statements included herein.

Loss on Issuance of Debt. We recorded a loss of $11,661,274 during the three months ended March 31, 2026, representing the excess of the issuance date fair value of the 2026 Brick Lane H&K Investment Note over the fair value of the H&K Investment received in exchange. We recorded a loss of $707,800 during the three months ended March 31, 2025 related to the excess of the initial fair value of $2,207,800 of the Indigo Capital Convertible Note over the proceeds received. For additional information, see Note 10 to the condensed consolidated financial statements included herein.

Gain on Initial Recognition of Tekne Investment. We recognized a gain of $84,000 during the three months ended March 31, 2026, representing the excess of the initial fair value of the Tekne Investment over the Tekne Subordinated Convertible Note issued as consideration, compared to no comparable gain during the three months ended March 31, 2025. For additional information, refer to Note 6 to the condensed consolidated financial statements included herein.

Change in Fair Value of Contingent Consideration. We recorded a gain of $300,364 during the three months ended March 31, 2026, which primarily resulted from a gain of approximately $304,000 driven by a decrease in the fair value of the RegTech Contingent Consideration, primarily due to a downward revision of expected future collections used in the earnout calculation based on first-quarter post-acquisition actuals, partially compounded by an increase in the discount rate applied to the expected payments. For additional information, refer to Notes 4 and 7 to the condensed consolidated financial statements included herein.

Change in Fair Value of Derivative Liability. We recorded a gain of $4,909,820 during the three months ended March 31, 2026, related to the remeasurement of the amended Orbit Preferred Obligation upon stockholder approval of the share issuance in March 2026, compared to a gain of $37,900 during the three months ended March 31, 2025. For additional information, refer to Note 4 to the condensed consolidated financial statements included herein.

Change in Fair Value of Convertible Notes Receivable. We recorded a gain of $1,073,803 during the three months ended March 31, 2026, which primarily relates to the net effect of (i) an increase of approximately $811,000 in the fair value of the Tekne Convertible Note Receivable, primarily due to an increase in our pro-rata equity entitlement upon the Capital Increase resulting from additional fundings under the Tekne

Convertible Note Receivable during the period, (ii) interest accrued on the Tekne Convertible Note Receivable during the period of approximately $307,000, which includes interest related to the Network Contract, partially offset by (iii) a decrease of approximately $219,000 in the fair value of the SYME Convertible Note Receivable, primarily due to the potential dilutive impact on SYME's market value of the expected future conversion of the SYME Convertible Note Receivable into SYME ordinary shares and warrants. For additional information, see Note 6 to the condensed consolidated financial statements included herein.

Remeasurement of Subscription for Orbit Shares. We recorded a gain of $1,189,837 during the three months ended March 31, 2026 related to the remeasurement of our subscription right for additional shares of Orbit to its acquisition-date fair value in connection with the Orbit Change of Control, primarily due to the increase in our share price between the inception of the Orbit Preferred Obligation and the Orbit Change of Control date. For additional information, refer to Note 4 to the condensed consolidated financial statements included herein.

Change in Fair Value of SEPA Liability. We recorded a gain of $228,935 during the three months ended March 31, 2026 related to the decrease in the fair value of the SEPA liability, primarily due to changes in the expected timing and amount of remaining dollar draws under the SEPA.

Loss on Extinguishment of Debt. During the three months ended March 31, 2025, we recorded a loss on the extinguishment of debt of $5,497,516, which primarily related to the issuance of shares to noteholders of the Senior Notes and Junior Notes to extinguish principal and accrued interest under the Senior Notes and Junior Notes. For further information, see Note 10 to the condensed consolidated financial statements included herein. There was no loss on the extinguishment of debt recorded for the three months ended March 31, 2026.

Gain on Sale of Intellectual Property Intangible Assets. We recorded a gain on the sale of intellectual property of $8,961,872 during the three months ended March 31, 2025, which primarily related to the sale of collateral to extinguish the remaining outstanding Junior Notes and Senior Convertible Notes, as further described in Note 10 to the condensed consolidated financial statements included herein.

Loss on Impairment of Inventories, Property and Equipment and Operating Lease Right-of-Use Asset. We recorded a loss on impairment of inventories, property and equipment and operating lease right-of-use asset of $6,064,823 during the three months ended March 31, 2025 related to write-downs and impairments recorded on our inventories, property and equipment and right-of-use asset in connection with our default under our lease in Centennial, Colorado, and ultimate judgment obtained by the landlord, in April 2025. For additional information, see Notes 1, 3, and 8 to the condensed consolidated financial statements included herein.

Interest Expense Recognized on Remeasurement of Preferred Stock Liability. We recorded non-cash interest expense of $10,398,050 during the three months ended March 31, 2025 related to the subsequent remeasurement of the preferred stock liability after issuance through March 31, 2025 in connection with the reclassification of the preferred stock from mezzanine equity to a current liability on January 31, 2025. For additional information, see Note 11 to the condensed consolidated financial statements included herein.

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

As of March 31, 2026, we had cash and cash equivalents of $8,267,110 as compared to $24,661,284 as of December 31, 2025. During the three months ended March 31, 2026, our principal sources of liquidity were gross cash proceeds of (i) $11,994,929 related to the February 2026 Offering, as further described in Note 11 to the condensed consolidated financial statements, (ii) $2,172,771 under the SEPA, as further described in Note 13 to the condensed consolidated financial statements, and (iii) $764,018 of proceeds from warrant exercises. Our cash flows from operations are not sufficient to fund our current operating model and expansion plans. As of January 31, 2025, we were also required to redeem the Preferred Stock as permitted by law in cash at an amount equal to $10.00 per share. Notwithstanding the foregoing, we are not required to redeem any shares of Preferred Stock to the extent we do not have legally available funds to effect such redemption.

From inception through March 31, 2026, we have incurred operating losses and negative cash flows from operating activities. For the three months ended March 31, 2026 and 2025, we have incurred net losses of $459,898 and $16,611,425, respectively, and we have an accumulated deficit of $200,939,729 as of March 31, 2026. The net loss for the three months ended March 31, 2025 included $10,398,050 of non-cash interest expense recognized on remeasurement of the preferred stock liability. For additional information on this interest expense, see Note 11 to the condensed consolidated financial statements included herein.

We anticipate that we will incur net losses for the foreseeable future and, even if we generate revenue, there is no guarantee that we will ever become profitable. While we are pursuing a Transformation Plan intended to address aspects of our financial condition and operations, there can be no assurance that these efforts will be successful or that they will alleviate the substantial doubt regarding our ability to continue as a going concern. For additional information, refer to Note 1 to the condensed consolidated financial statements included herein, for the Company’s evaluation of the events and conditions and its plans regarding the going concern matter.

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

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the periods presented.

	Three Months Ended March 31,
	2026	2025
Net cash used in operating activities	$(9,105,949)	$(1,927,792)
Net cash used in investing activities	(19,366,330)	(750,000)
Net cash provided by financing activities	12,082,288	2,539,392

Cash flows from operating activities

Net cash used in operating activities was $9,105,949 and $1,927,792 for the three months ended March 31, 2026 and 2025, respectively. The increase in cash used from operating activities is primarily the result of the net effect of (i) a net increase in cash used from non-cash expenses of $21,370,894 including (a) an increase in cash used from an increase in the gain on change in fair value of warrant liabilities of $11,268,960, (b) a decrease in cash used related to the increase in the loss on issuance of debt of $10,953,474, (c) an increase in cash used from the interest expense recognized on remeasurement of preferred stock liability of $10,398,050 that was recognized during the three months ended March 31, 2025, (d) a decrease in cash used due to the decrease in the gain on sale of intellectual property intangible assets of $8,961,872 that was recognized during the three months ended March 31, 2025, (e) an increase in cash used due to an increase in the gain related to the change in fair value of debt of $8,022,724, (f) a decrease in cash used due to the loss on issuance of warrants and related costs of $8,206,193 recorded during the three months ended March 31, 2026, (g) an increase in cash used due to the loss on impairment of inventories, property and equipment and operating lease right-of-use asset of $6,064,823 recognized during the three months ended March 31, 2025, (h) an increase in cash used due to the loss on extinguishment of debt of $5,497,516 recognized during the three months ended March 31, 2025 and (i) an increase in cash used due to the increase in the gain related to the change in fair value of derivative liability of $4,871,920, (ii) a decrease in cash used from a decrease in net loss of $16,151,527 and (iii) an increase in cash used from a change in working capital of $1,958,790.

Cash flows from investing activities

Net cash used in investing activities was $19,366,330 and $750,000 for the three months ended March 31, 2026 and 2025, respectively. The amount used in investing activities for the three months ended March 31, 2026 relates to (i) $18,075,510 of payments under the SYME Convertible Note Receivable and Tekne Convertible Note Receivable, (ii) $749,905 of cash paid for the Lyocon Acquisition, net of cash acquired, and (iii) $540,915 of cash paid for the acquisition of a controlling financial interest in Orbit, net of cash acquired. The amount used in investing activities for the three months ended March 31, 2025 relates to $600,000 of cash paid for the deposit on the anticipated acquisition of Trumar Capital LLC and $150,000 of payments under the SYME Convertible Note Receivable.

Cash flows from financing activities

Net cash provided by financing activities was $12,082,288 and $2,539,392 for the three months ended March 31, 2026 and 2025, respectively.

Net cash provided by financing activities during the three months ended March 31, 2026 is comprised primarily of (i) $11,994,929 of proceeds from the February 2026 Offering, as further described in Note 11 to the condensed consolidated financial statements included herein, (ii) $2,172,771 of proceeds from the SEPA, partially offset by a decrease in cash provided of (iii) $1,712,314 from repayments of debt and (iv) $1,137,116 from payments of debt and equity issuance costs.

Net cash provided by financing in activities during the three months ended March 31, 2025 is comprised primarily of (i) $2,394,708 of proceeds from the issuance of the Indigo Capital Convertible Notes, (ii) $1.0 million in proceeds from the Liqueous Settlement Agreement, partially offset by (iii) a payment on debt borrowings of $835,316 related to the extinguishment of the remaining August 2024 Convertible Notes.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements, other than our variable interest in SYME 3, an unconsolidated variable interest entity described in Note 4 to the condensed consolidated financial statements included herein. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

For our contractual obligations that are expected to have an effect on our liquidity and cash flow, refer to Notes 8, 10, 11 and 13 to the condensed consolidated financial statements.

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

In connection with the business combinations, fair value option elections, and other significant transactions completed during the three months ended March 31, 2026 described within the condensed consolidated financial statements, we have identified additional critical accounting estimates relating to (i) business combinations, including the determination of fair value of identifiable assets acquired, liabilities assumed and contingent consideration as of the acquisition date, (ii) the assessment of impairment of goodwill and intangible assets and (iii) the subsequent remeasurement of contingent consideration liabilities. We expect to provide a full discussion of these matters as critical accounting estimates in our Annual Report on Form 10-K for the year ending December 31, 2026. Other than the foregoing, there have been no significant changes to our accounting policies during the three months ended March 31, 2026, as compared to the critical accounting policies described in our audited financial statements included in the Annual Report.

Recently Issued and Adopted Accounting Pronouncements

We review new accounting standards to determine the expected financial impact, if any, that the adoption of each new standard will have. For the recently issued and adopted accounting standards that we believe may have an impact on our condensed consolidated financial statements, refer to Note 2 to the condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Executive Chairman and Co-Chief Executive Officers, as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Co-Chief Executive Officers, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of that date because of a material weakness in our control environment around the accounting and presentation of complex financial instrument transactions that was not effectively designed or maintained and a material weakness related to wire-transfer authorization that resulted in a fraudulent disbursement during the fourth quarter of 2025. These material weaknesses could result in material misstatements of the financial statements that would not be prevented or detected on a timely basis.

Management continues to implement remediation efforts related to the previously identified material weaknesses, and no additional material weaknesses were identified during the quarter ended March 31, 2026. To remediate such weaknesses, we intend to implement the following changes during our fiscal year ending December 31, 2026: (i) hire additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are, in part, dependent upon our receiving additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Changes in Internal Control over Financial Reporting

During the first quarter of 2026, we completed the Lyocon Acquisition and the Orbit Change of Control. Under the guidelines established by the SEC, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company. We are in the process of assessing the internal controls over financial reporting of the acquired companies and integrating them with our existing internal controls over financial reporting.

Except as noted above, there were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(f) or 15d-15(f) of the Exchange Act during the period covered by this Quarterly Report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The information under the caption “Legal Proceedings” in Note 8 of the unaudited condensed consolidated financial statements of this Quarterly Report is incorporated herein by reference.

Item 1A. Risk Factors.

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, as amended (the “Annual Report”). If any of the risks discussed in our Annual Report are realized, our business, financial condition, results of operations and prospects could be materially and adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Descriptions of the financing transactions described in Notes 10, 11 and 12 to the condensed consolidated financial statements, as well as share-based compensation arrangements described in Note 14 to the condensed consolidated financial statements are incorporated herein by reference. The shares issued were made pursuant to exemptions from registration under (i) Section 4(a)(2) of the Securities Act as transactions not involving a public offering, and (ii) Section 3(a)(9) of the Securities Act as exchanges with existing security holders.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

		Incorporated by Reference
No.	Description of Exhibit	Form	File No.	Exhibit No.	Filing Date
2.1†	Business Combination Agreement, dated as of August 5, 2022, by and among Tailwind Acquisition Corp., Compass Merger Sub, Inc. and Nuburu, Inc.	8-K	001-39489	2.1	August 8, 2022
3.1	Amended and Restated Bylaws of the Company.	8-K	001-39489	3.2	September 9, 2020
3.2	Amendment to the Amended and Restated Bylaws of the Company	8-K	001-39489	3.1	November 12, 2024
3.3	Amended and Restated Certificate of Incorporation of the Company.	8-K	001-39489	3.1	February 6, 2023
3.4	Amendment to the Amended and Restated Certificate of Incorporation of the Company.	8-K	001-39489	3.1	June 13, 2024
3.5	Amendment to the Amended and Restated Certificate of Incorporation of the Company, dated July 22, 2025.	10-Q	001-39489	3.5	August 14, 2025
3.6	Amendment to the Amended and Restated Certificate of Incorporation of the Company, dated February 25, 2026	8-K	001-39489	3.1	February 27, 2026
3.7	Certificate of Designations of the Company.	8-K	001-39489	3.3	February 6, 2023
4.1	Form of Subordinated Convertible Note, dated January 13, 2026, between the Company and Ambrogio D’Arrezzo	S-1	333-293338	10.96	February 10, 2026
4.2	Form of Subordinated Convertible Note, dated January 15, 2026, between the Company and the holder	S-1	333-293338	10.98	February 10, 2026
4.3	Subordinated Convertible Note, dated February 6, 2026, between the Company and Brick Lane Capital Management Limited	S-1	333-293338	10.100	February 10, 2026
4.4	Pre-Funded Common Stock Purchase Warrant, dated February 6, 2026, by the Company to Indigo Capital LLP.	S-1	333-293338	4.12	February 10, 2026
4.5	Form of Common Warrant	S-1	333-293338	4.13	February 10, 2026
4.6	Form of Pre-Funded Warrant	S-1	333-293338	4.14	February 10, 2026
4.7	Form of Placement Agent Warrant	S-1	333-293338	4.15	February 10, 2026
10.1	Network Contract, effective as of January 13, 2026, between Tekne S.p.A. and Nuburu Defense, LLC	S-1	333-293338	10.94	February 10, 2026
10.2	Share Transfer and Convertible Shareholder Loan Agreement, effective as of January 13, 2026, among the Company, Ambrogio D’Arrezzo, Carlo Ulacco and Andrea Lodi	S-1	333-293338	10.95	February 10, 2026
10.3	Sale and Purchase Agreement, effective January 15, 2026, among the Company, Nuburu Subsidiary, Inc., Paola Zanzola and Alessandro Sala	S-1	333-293338	10.97	February 10, 2026
10.4	Securities Purchase Agreement, dated February 6, 2026, between the Company and Brick Lane Capital Management Limited	S-1	333-293338	10.99	February 10, 2026
10.5	Exchange Agreement, dated February 6, 2026, between the Company and Indigo Capital LLP	S-1	333-293338	10.101	February 10, 2026
10.6	Acknowledgement and Amendment to the Sale, Purchase and Investment Agreement, dated February 9, 2026, among the Company, Nuburu Defense, LLC, Vanguard Holdings S.r.l., and Alessandro Zamboni	S-1	333-293338	10.102	February 10, 2026
10.7	Form of Securities Purchase Agreement	S-1	333-293338	10.103	February 10, 2026
10.8†	Contractual Joint Venture Agreement, dated February 26, 2026, among Nuburu, Inc., Nuburu Defense, LLC and Maddox Defense Incorporated	10-K	001-39489	10.40	March 31, 2026
10.9	International Cooperation Agreement, dated March 3, 2026, among Nuburu Defense, LLC, TEKNE S.p.A. and Engineering Bureau “Beryl” LLC	10-K	001-39489	10.41	March 31, 2026
10.10	Bond Subscription Agreement, dated March 12, 2026, between the Company and Supply@ME Stock Company 3 S.r.l.	10-K	001-39489	10.42	March 31, 2026
10.11	Letter, dated March 19, 2026, among the Company, Nuburu Defense, LLC and the shareholders of Tekne, S.p.A.	10-K	001-39489	10.43	March 31, 2026
10.12	Nuburu, Inc. 2026 Annual Incentive Plan	8-K	001-39489	10.1	March 20, 2026
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3*	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith

** Furnished herewith.

† Certain of the exhibits and schedules to these exhibits have been omitted in accordance with Regulation S-K Item 601(a)(5). The registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 20, 2026

NUBURU, INC.
By: /s/ Alessandro Zamboni
Name: Alessandro Zamboni
Title: Executive Chairman and Co-Chief Executive Officer