Form 10-Q
period 2026-06-30
Nuburu, Inc.
filed 2026-08-14
CIK 1814215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 12, 2026, the registrant had 370,493,812 shares of common stock, $0.0001 par value per share, outstanding.

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
•
our ability to maintain the listing of our common stock, par value of $0.0001 per share (the "Common Stock") on a securities exchange, including regaining compliance on the NYSE American;
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
•
the outcome of any legal proceedings that may be instituted against us related to our business;
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

NUBURU, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$726,934	$24,661,284
Restricted cash	875,141	875,141
Accounts receivable, net	395,003	—
Inventories, net	245,494	—
SYME Convertible Note Receivable (related party)	1,592,538	—
Tekne Convertible Note Receivable	23,116,321	—
Subscription for Orbit shares (related party)	—	11,778,600
SYME inventory advance (related party)	—	5,668,545
Advance on Tekne Convertible Note Receivable	—	1,179,686
Prepaid expenses and other current assets (including $2,178,123 and $233,498 with related parties, respectively)	4,244,130	1,621,303
Total current assets	31,195,561	45,784,559
Goodwill	19,262,851	—
Intangible assets subject to amortization, net	2,667,149	—
Investments at fair value	9,581,198	—
SYME Bonds (related party)	5,581,921	—
SYME Convertible Note Receivable (related party)	—	2,351,602
Property and equipment, net	15,256	—
Equity method investment (related party)	—	949,806
Deposit on acquisition (related party)	—	733,272
Other assets	57,172	—
TOTAL ASSETS	$68,361,108	$49,819,239
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable (including $96,340 and nil with related parties, respectively)	$2,554,859	$2,130,686
Accrued expenses (including $2,337,065 and nil with related parties, respectively)	7,762,650	3,276,794
Current portion of debt (including $29,525,305 and $25,863,601 at fair value, respectively)	30,785,850	25,874,146
Preferred obligation related to Orbit Transaction (related party)	—	8,131,899
Shareholder advances	99,936	99,936
Preferred stock liability, $0.0001 par value; 50,000,000 shares authorized; 1,006,118 and 2,188,905 shares issued and outstanding, respectively	10,061,180	21,889,050
Total current liabilities	51,264,475	61,402,511
SEPA liability	1,483,065	3,201,500
Warrant liabilities	3,844,288	397,401
Contingent consideration (including $820,368 and nil with related parties, respectively)	984,442	—
Deferred tax liability	173,351	—
Other liabilities	314,168	—
TOTAL LIABILITIES	58,063,789	65,001,412
Commitments and Contingencies (Note 8)
Tekne Subordinated Convertible Note	928,000	—
Stockholders’ Equity (Deficit)
Common Stock, $0.0001 par value; 900,000,000 shares authorized; 240,548,960 and 92,816,561 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	24,055	9,282
Additional paid-in capital	216,698,687	185,288,376
Accumulated deficit	(207,415,591)	(200,479,831)
Accumulated other comprehensive income	62,168	—
Total Stockholders’ Equity (Deficit)	$9,369,319	$(15,182,173)
TOTAL LIABILITIES, TEKNE SUBORDINATED CONVERTIBLE NOTE AND STOCKHOLDERS’ EQUITY (DEFICIT)	$68,361,108	$49,819,239

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NUBURU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue (including $43,310 and nil for the three months ended June 30, 2026 and 2025, respectively, and $73,322 and nil for the six months ended June 30, 2026 and 2025, respectively, with related parties)	$524,927	$—	$932,571	$—
Cost of revenue	903,496	(4,538)	1,556,256	231,179
Gross loss	(378,569)	4,538	(623,685)	(231,179)
Operating expenses:
Research and development	227,480	—	294,980	184,563
Selling and marketing	1,582,358	526,996	3,559,883	1,070,333
General and administrative	3,632,893	4,095,229	9,247,579	6,174,034
Total operating expenses	5,442,731	4,622,225	13,102,442	7,428,930
Loss from operations	(5,821,300)	(4,617,687)	(13,726,127)	(7,660,109)
Non-operating income (loss):
Interest income	5,979	19,194	43,579	26,579
Interest expense (including nil and nil for the three months ended June 30, 2026 and 2025, respectively, and $67,737 and nil for the six months ended June 30, 2026 and 2025, respectively, with related parties)	(3,093)	(160,952)	(74,305)	(354,432)
Change in fair value of warrant liabilities	829,415	(16,986)	12,225,675	110,314
Loss on issuance of warrants and related costs	(18,498)	—	(8,224,691)	—
Change in fair value of debt	393,246	(1,422,895)	8,672,492	(1,166,373)
Loss on issuance of debt	—	(766,296)	(11,661,274)	(1,474,096)
Gain on initial recognition of Tekne Investment	—	—	84,000	—
Change in fair value of investments	(3,087,260)	—	(3,123,545)	—
Gain on issuance of SYME Bonds (related party)	—	—	49,514	—
Change in fair value of SYME Bonds (related party)	95,206	—	62,168	—
Change in fair value of contingent consideration (including $351,042 and nil for the three months ended June 30, 2026 and 2025, respectively, and $46,661 and nil for the six months ended June 30, 2026 and 2025, respectively, with related parties)	(368,523)	—	(68,159)	—
Change in fair value of derivative liability (including nil and nil for the three months ended June 30, 2026 and 2025, respectively, and $4,909,820 and nil for the six months ended June 30, 2026 and 2025, respectively, with related parties)	—	—	4,909,820	37,900
Change in fair value of convertible notes receivable (including $174,100 and nil for the three months ended June 30, 2026 and 2025, respectively, and $393,100 and nil for the six months ended June 30, 2026 and 2025, respectively, with related parties)	288,535	(11,400)	1,362,338	(11,400)
Remeasurement of subscription for Orbit shares (related party)	—	—	1,189,837	—
Remeasurement of Orbit equity method investment (related party)	—	—	(59,408)	—
Change in fair value of SEPA liability	1,244,414	(260,507)	1,473,349	(260,507)
Loss on issuance of SEPA	—	(2,582,724)	—	(2,582,724)
SEPA fees and issuance costs	(45,515)	(1,075,000)	(45,515)	(1,075,000)
Loss on extinguishment of debt (including nil and nil for the three months ended June 30, 2026 and 2025, respectively, and nil and $27,139 for the six months ended June 30, 2026 and 2025, respectively, with related parties)	—	(1,375,819)	—	(6,873,335)
Gain on sale of intellectual property intangible assets	—	—	—	8,961,872
Loss on impairment of inventories, property and equipment and operating lease right-of-use asset	—	—	—	(6,064,823)
Interest expense recognized on remeasurement of preferred stock liability	—	—	—	(10,398,050)
Other income (loss), net	11,532	46,097	(25,508)	(52,216)
Loss before provision for income taxes	(6,475,862)	(12,224,975)	(6,935,760)	(28,836,400)
Income tax provision	—	—	—	—
Net loss	$(6,475,862)	$(12,224,975)	$(6,935,760)	$(28,836,400)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NUBURU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (CONTINUED)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(6,475,862)	$(12,224,975)	$(6,935,760)	$(28,836,400)
Other comprehensive income (loss):
Foreign currency translation adjustments	40,917	—	67,340	—
Defined benefit pension plan adjustments	(6,076)	—	(5,172)	—
Comprehensive loss	$(6,441,021)	$(12,224,975)	$(6,873,592)	$(28,836,400)

Net loss	$(6,475,862)	$(12,224,975)	$(6,935,760)	$(28,836,400)
Deemed dividend in connection with extinguishment of preferred stock through issuance of warrants	(1,573,312)	—	(2,047,370)	—
Reclassification of convertible preferred stock from mezzanine equity to liability	—	—	—	10,398,050
Deemed dividend in connection with modification of pre-funded warrants	—	—	—	(3,076,380)
Net loss available to common stockholders	$(8,049,174)	$(12,224,975)	$(8,983,130)	$(21,514,730)
Net loss per common share, basic and diluted (1)	$(0.04)	$(0.92)	$(0.06)	$(2.16)
Weighted-average common shares used to compute net loss per common share, basic and diluted (1)	199,852,017	13,283,472	159,264,585	9,974,164

(1)
Amounts for 2025 have been adjusted to reflect the 1-for-4.99 February 2026 Reverse Stock Split, as defined and further described in Note 2.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NUBURU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK, TEKNE SUBORDINATED CONVERTIBLE NOTE AND STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)

	Convertible Preferred Stock			Common Stock
	Shares	Amount	Tekne Subordinated Convertible Note	Shares (1)	Amount (1)	Additional Paid-in Capital (1)	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity (Deficit)
Balance as of December 31, 2024	2,388,905	$23,889,050	$—	4,062,974	$406	$93,969,693	$(131,806,605)	$—	$(37,836,506)
Reclassification of convertible preferred stock from mezzanine equity to current liabilities	(2,388,905)	(23,889,050)	—	—	—	—	10,398,050	—	10,398,050
Contributions from related party	—	—	—	—	—	110,000	—	—	110,000
Deemed dividend in connection with modification of pre-funded warrants	—	—	—	—	—	(936)	—	—	(936)
Issuance of Common Stock to extinguish debt	—	—	—	3,116,457	312	4,389,939	—	—	4,390,251
Shares issued in connection with exercise of warrants	—	—	—	2,606,875	261	673	—	—	934
Stock-based compensation	—	—	—	—	—	571,708	—	—	571,708
Net loss	—	—	—	—	—	—	(16,611,425)	—	(16,611,425)
Balance as of March 31, 2025	—	—	—	9,786,306	979	99,041,077	(138,019,980)	—	(38,977,924)
Issuance of Common Stock to extinguish debt	—	—	—	3,265,519	327	5,025,608	—	—	5,025,935
Issuance of Common Stock in connection with the SEPA commitment fee	—	—	—	267,059	27	545,282	—	—	545,309
Common Stock issued for services	—	—	—	767,573	77	599,923	—	—	600,000
Issuance of Common Stock from releases of restricted stock units	—	—	—	375	—	—	—	—	—
Restricted stock units withheld for tax withholdings	—	—	—	(110)	—	(173)	—	—	(173)
Stock-based compensation	—	—	—	—	—	282,106	—	—	282,106
Net loss	—	—	—	—	—	—	(12,224,975)	—	(12,224,975)
Balance as of June 30, 2025	—	$—	$—	14,086,722	$1,410	$105,493,823	$(150,244,955)	$—	$(44,749,722)

NUBURU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK, TEKNE SUBORDINATED CONVERTIBLE NOTE AND STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED) (UNAUDITED)

	Convertible Preferred Stock			Common Stock
	Shares	Amount	Tekne Subordinated Convertible Note	Shares (1)	Amount (1)	Additional Paid-in Capital (1)	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity (Deficit)
Balance as of December 31, 2025	—	$—	$—	92,816,561	$9,282	$185,288,376	$(200,479,831)	$—	$(15,182,173)
Shares issued in connection with exercise of warrants	—	—	—	35,238,467	3,523	3,063,260	—	—	3,066,783
Issuance of Common Stock in connection with the SEPA	—	—	—	11,019,981	1,102	2,149,734	—	—	2,150,836
Unsold Common Stock issued under the SEPA	—	—	—	3,300,000	330	(330)	—	—	—
Issuance of Common Stock to extinguish debt	—	—	—	446,614	45	403,268	—	—	403,313
Issuance of Common Stock in connection with the February 2026 Offering, net of offering costs including fair value of the February 2026 Offering Placement Agent Warrants	—	—	—	11,699,226	1,170	183,848	—	—	185,018
Extinguishment of preferred stock through issuance of warrants				—	—	8,923,438	—	—	8,923,438
Deemed dividend in connection with extinguishment of preferred stock through issuance of warrants	—	—	—	—	—	(474,058)	—	—	(474,058)
Issuance of Tekne Subordinated Convertible Note	—	—	928,000	—	—	—	—	—	—
Premium on issuance of Lyocon Convertible Notes				—	—	172,000	—	—	172,000
Gain on extinguishment of Orbit Preferred Obligation in excess of derivative liability fair value, recognized as a capital contribution (related party)	—	—	—	—	—	784,807	—	—	784,807
Reclassification of derivative liability in connection with amendment to Orbit Preferred Obligation	—	—	—	—	—	2,505,010	—	—	2,505,010
Stock-based compensation	—	—	—	—	—	11,186	—	—	11,186
Foreign currency translation adjustments	—	—	—	—	—	—	—	26,423	26,423
Defined benefit pension plan adjustments	—	—	—	—	—	—	—	904	904
Common Stock issued for services	—	—	—	67,577	7	58,976	—	—	58,983
Net loss	—	—	—	—	—	—	(459,898)	—	(459,898)
Balance as of March 31, 2026	—	$—	$928,000	154,588,426	$15,459	$203,069,515	$(200,939,729)	$27,327	$2,172,572
Issuance of Common Stock to extinguish debt	—	—	—	1,216,130	121	215,427	—	—	215,548
Shares issued in connection with exercise of warrants	—	—	—	32,907,628	3,291	939,899	—	—	943,190
Issuance of Common Stock in connection with the SEPA	—	—	—	45,175,456	4,518	9,086,267	—	—	9,090,785
Unsold Common Stock issued under the SEPA	—	—	—	6,666,667	667	(667)	—	—	—
Extinguishment of preferred stock through issuance of warrants	—	—	—	—	—	4,951,802	—	—	4,951,802
Deemed dividend in connection with the extinguishment of preferred stock	—	—	—	—	—	(1,573,312)	—	—	(1,573,312)
Cancellation of shares of Common Stock	—	—	—	(5,347)	(1)	1	—	—	—
Stock-based compensation	—	—	—	—	—	9,755	—	—	9,755
Foreign currency translation adjustments	—	—	—	—	—	—	—	40,917	40,917
Defined benefit pension plan adjustments	—	—	—	—	—	—	—	(6,076)	(6,076)
Net loss	—	—	—	—	—	—	(6,475,862)	—	(6,475,862)
Balance as of June 30, 2026	—	$—	$928,000	240,548,960	$24,055	$216,698,687	$(207,415,591)	$62,168	$9,369,319
(1)
Amounts for 2025 have been adjusted to reflect the 1-for-4.99 February 2026 Reverse Stock Split, as defined and further described in Note 2.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NUBURU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities:
Net loss	$(6,935,760)	$(28,836,400)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	246,043	446,449
Stock-based compensation	403,691	794,646
Provision for credit losses	11,332	—
Net change in employee benefit liability	17,947	—
Amortization of deferred financing costs	—	28,433
Debt issuance costs expensed under fair value option	—	161,380
Interest expense recognized on preferred obligation related to Orbit Transaction (related party)	67,737	—
Change in fair value of warrant liabilities	(12,225,675)	(110,314)
Loss on issuance of warrants and related costs	8,224,691	—
Change in fair value of debt	(8,672,492)	1,166,373
Loss on issuance of debt	11,661,274	1,474,096
Loss on issuance of SEPA	—	2,582,724
Gain on initial recognition of Tekne Investment	(84,000)	—
Change in fair value of investments	3,123,545	—
Gain on issuance of SYME Bonds (related party)	(49,514)	—
Change in fair value of SYME Bonds (related party)	(62,168)	—
Change in fair value of contingent consideration (including $351,042 and nil for the three months ended June 30, 2026 and 2025, respectively, and $46,661 and nil for the six months ended June 30, 2026 and 2025, respectively, with related parties)	68,159	—
Change in fair value of derivative liability (including nil and nil for the three months ended June 30, 2026 and 2025, respectively, and $4,909,820 and nil for the six months ended June 30, 2026 and 2025, respectively, with related parties)	(4,909,820)	(37,900)
Change in fair value of convertible notes receivable (including $174,100 and nil for the three months ended June 30, 2026 and 2025, respectively, and $393,100 and nil for the six months ended June 30, 2026 and 2025, respectively, with related parties)	(1,362,338)	11,400
Remeasurement of subscription for Orbit shares (related party)	(1,189,837)	—
Remeasurement of Orbit equity method investment (related party)	59,408	—
Change in fair value of SEPA liability	(1,473,349)	260,507
Loss on extinguishment of debt (including nil and nil for the three months ended June 30, 2026 and 2025, respectively, and nil and $27,139 for the six months ended June 30, 2026 and 2025, respectively, with related parties)	—	6,873,335
SEPA fees and issuance costs	—	1,075,000
Gain on sale of intellectual property intangible assets	—	(8,961,872)
Loss on impairment of inventories, property and equipment and operating lease right-of-use asset	—	6,064,823
Interest expense recognized on remeasurement of preferred stock liability	—	10,398,050
Changes in operating assets and liabilities:
Accounts receivable	101,043	—
Inventories	1,535	—
Prepaid expenses and other current assets	(345,820)	(97,647)
Accounts payable	(571,024)	776,714
Accrued expenses	(1,234,289)	2,181,068
Operating lease liability	—	(237,369)
Other liabilities	31,518	—
Net cash used in operating activities	$(15,098,163)	$(3,986,504)

NUBURU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

	Six Months Ended June 30,
	2026	2025
Cash Flows from Investing Activities:
Cash paid for purchases of property and equipment	$(5,242)	$—
Cash paid for acquisition of controlling financial interest in Orbit, net of cash acquired	(540,915)	—
Cash paid for Lyocon Acquisition, net of cash acquired	(749,905)	—
Payments for acquisitions and investments (related party)	—	(600,000)
Payments under convertible notes receivable (nil and $150,000, respectively, with related parties)	(20,511,875)	(650,000)
Net cash used in investing activities	(21,807,937)	(1,250,000)
Cash Flows from Financing Activities:
Proceeds from debt borrowings	—	5,399,708
Repayments of debt	(9,624,733)	(1,024,898)
Proceeds received from the February 2026 Offering	11,994,929	—
Proceeds received from the SEPA	10,996,535	—
Payments of debt and equity issuance costs	(1,155,614)	(236,380)
Proceeds received from settlement	—	1,000,000
Restricted stock units withheld for tax withholdings	—	(173)
Proceeds from exercise of warrants	765,061	—
Net cash provided by financing activities	12,976,178	5,138,257
Effect of exchange rate changes on cash	(4,428)	—
NET CHANGE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH DURING THE PERIOD	(23,934,350)	(98,247)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH ― BEGINNING OF PERIOD	25,536,425	209,337
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH ― END OF PERIOD	$1,602,075	$111,090
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$883,531	$83,418
Cash paid for income taxes	$59,645	$—
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of warrant liability to equity upon exercise of warrants	$3,244,912	$934
Extinguishment of Preferred Stock through issuance of warrants	$11,827,870	$—
Deemed dividend in connection with extinguishment of preferred stock through issuance of warrants	$2,047,370	$936
Fair value of warrants issued as equity issuance costs	$185,018	$—
Issuance of Common Stock in connection with the SEPA	$11,241,621	$545,309
Issuance of Common Stock upon extinguishment or conversion of debt	$618,861	$9,416,186
SYME Inventory Advance applied to SYME Bonds	$5,668,545	$—
Investment in H&K through issuance of convertible note	$11,688,726	$—
Advance to Tekne applied to Tekne Convertible Note Receivable	$1,179,686	$—
Non-cash consideration transferred in Orbit Change of Control (related party)	$14,592,107	$—
Gain on extinguishment of Orbit Preferred Obligation in excess of derivative liability fair value, recognized as a capital contribution (related party)	$784,807	$—
Non-cash consideration transferred in Lyocon Acquisition	$1,388,558	$—
Issuance of Tekne Subordinated Convertible Note	$928,000	$—
Premium on issuance of Lyocon Convertible Notes	$172,000	$—
Stock-based compensation expense included in accrued expenses	$50,000	$50,000
Reclassification of stock-based compensation liability to equity upon issuance of shares of Common Stock	$58,983	$—
Shares issued for services included in prepaid expenses	$268,667	$709,167
Issuance of promissory note for replacement of shareholder advance	$—	$545,000
Transaction costs related to the reverse recapitalization not yet paid	$1,007,439	$1,007,439
Initial fair value of convertible notes receivable over proceeds paid	$—	$110,000
Extinguishment of existing unsecured promissory note and accrued interest through issuance of convertible note	$—	$2,108,525
Debt issuance costs included in accounts payable and accrued expenses	$—	$127,000

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

From inception through June 30, 2026, the Company has incurred operating losses and negative cash flows from operating activities. For the three months ended June 30, 2026 and 2025 and six months ended June 30, 2026 and 2025, the Company has incurred net losses of $6,475,862 and $12,224,975, respectively, and $6,935,760 and $28,836,400, respectively, and the Company has an accumulated deficit of $207,415,591 as of June 30, 2026. The Company expects to continue executing its comprehensive growth and diversification strategy, expanding into complementary domains such as defense-tech, security, and operational resilience solutions. The Company anticipates that it will incur net losses for the foreseeable future and, even if it increases its revenue, there is no guarantee that it will ever become profitable.

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

Notwithstanding these uncertainties, management believes that the actions taken to date represent a material improvement compared to prior periods and provide a credible path towards an improved liquidity position and operating performance over time.

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

Management believes that the actions described above could significantly reduce the conditions that raise substantial doubt about the Company’s ability to continue as a going concern. However, substantial doubt about the Company's ability to continue as a going concern remains.

NYSE Regulation Notice of Noncompliance

On April 29, 2025, the Company received a Notice of Noncompliance from NYSE Regulation indicating that the Company was not in compliance with Section 1003(a)(i) of the NYSE American LLC Company Guide (the “Company Guide”), which requires a company to maintain stockholders’ equity of $2,000,000 or more if it has reported losses from continuing operations or net losses in two of its three most recent fiscal years. As of June 30, 2026 and December 31, 2025, total stockholders’ equity (deficit) was $9,369,319 and $(15,182,173), respectively.

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

On May 12, 2026, the Company received a Notice of Noncompliance with NYSE American continued listing standards (the “2026 Notice”) indicating that the Company was not in compliance with Section 1003(a)(ii) of the Company Guide, which requires a company to maintain stockholders’ equity of $4,000,000 or more if it has reported losses from continuing operations or net losses in three of its four most recent fiscal years. In connection with the 2026 Notice, the NYSE American is not requiring that a new compliance plan be provided by the Company and the Company will continue to operate in accordance with the Compliance Plan previously accepted by NYSE American. See Note 18 for additional information.

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

Notice of Delisting

On July 17, 2026, the Company’s Common Stock traded below $0.10 during the trading day. As a result, on July 17, 2026, the Company received a letter from the NYSE American stating that it had commenced proceedings to delist the Company’s Common Stock from the NYSE American because the Company was not in compliance with Section 1003(f)(v) of the NYSE American Company Guide due to the low selling price of the Company’s Common Stock. The Company’s Common Stock ceased to trade on NYSE American on July 17, 2026 and began trading on the OTC market on July 20, 2026.

Under NYSE American delisting procedures, the Company has the right to a review of NYSE American’s determination by the Listings Qualifications Panel of the NYSE American. The Company appealed the decision and requested a review hearing, which is scheduled to take place in September 2026. The Company intends to implement a reverse stock split, for which it has already obtained stockholder approval, on the OTC market to regain compliance with NYSE American.

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

February 2026 Reverse Stock Split

On February 27, 2026, the Company effected a 1-for-4.99 reverse stock split of its Common Stock (the “February 2026 Reverse Stock Split”) in order to return to compliance with NYSE American’s Minimum Trading Price requirement. Trading of the Company’s Common Stock was halted by NYSE American on February 13, 2026, because the trading price dropped below NYSE American’s Minimum Trading Price of $0.10. The Company’s Common Stock resumed trading on March 2, 2026. The February 2026 Reverse Stock Split affected all stockholders uniformly and did not affect the Company’s total stockholders’ deficit. Any fractional shares resulting from the February 2026 Reverse Stock Split were rounded up to one full share.

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

The preparation of making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Estimates and assumptions made by management include, but are not limited to, fair value measurements, the valuation of assets acquired and liabilities assumed in business combinations, income taxes and related valuation allowances, and the allowance for credit losses. Such estimates may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly from those estimates.

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

Management must make judgments regarding the Company’s level of influence or control over an entity and whether or not the Company is the primary beneficiary of a variable interest entity. Consideration of various factors includes, but is not limited to, the Company’s ability to direct the activities that most significantly impact the entity’s economic performance, the Company’s form of ownership interest, the Company’s representation on the entity’s governing body, the size and seniority of the Company’s investment, the Company’s ability and the rights of other investors to participate in policy making decisions, and the Company’s ability to replace the manager. Management’s ability to correctly assess its influence or control over an entity when determining the primary beneficiary of a VIE affects the presentation of these entities in the Company’s Consolidated Financial Statements.

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

Foreign Currency Translation and Transactions

The reporting currency of the Company is the U.S. dollar. The functional currency of its foreign operations generally is the applicable local currency for each foreign subsidiary and equity method investee. Assets and liabilities of foreign subsidiaries are translated at the spot rate in effect at the applicable reporting date. Generally, the amounts reported in the Company’s condensed consolidated statements of operations and comprehensive loss are translated at the average exchange rates in effect during the applicable period. The resulting unrealized cumulative translation adjustment, net of applicable income taxes, is recorded as a component of accumulated other comprehensive earnings or loss.

Generally, the cash flows from the Company’s operations in foreign countries are translated at the average rate for the applicable period in our condensed consolidated statements of cash flows.

Transactions denominated in currencies other than the Company’s or its subsidiaries’ functional currencies are recorded based on exchange rates at the time such transactions arise. Changes in exchange rates with respect to amounts recorded in the condensed consolidated balance sheets related to these non-functional currency transactions result in transaction gains and losses that are reflected in the condensed consolidated statements of operations and comprehensive loss as unrealized (based on the applicable period end exchange rates) or realized upon settlement of the transactions. Such transactions were not material during the three and six months ended June 30, 2026.

Cash and Cash Equivalents

Cash equivalents are defined as short term, highly liquid investments, which are readily convertible to cash and have remaining maturities of three months or less at the date of acquisition. As of June 30, 2026 and December 31, 2025, cash was primarily held in accounts with a single financial institution that is a licensed and regulated digital banking platform operating under applicable foreign regulatory authorities. The Company has not experienced any losses in such accounts, nor does the Company believe it is exposed to any significant credit risk on cash and cash equivalents. However, any loss incurred or lack of access to such funds could have a significant adverse impact on the Company's financial condition, results of operations, and cash flows. As of each of June 30, 2026 and December 31, 2025, none of the Company's cash on hand was considered cash equivalents. Bank overdrafts at the Company's foreign consolidated subsidiaries and affiliates, if any, are classified as current borrowings within current financial liabilities on the condensed consolidated balance sheets.

Restricted Cash

Restricted cash represents funds held in U.S.-based banking collateral accounts maintained in connection with outstanding letters of credit related to the Company’s contemplated acquisition of a controlling interest in Tekne, as further described in Note 4, which exceeded Federal Deposit Insurance Corporation insurance limits of $250,000 as of June 30, 2026. The letters of credit expire in August 2027, and, in accordance with bank policy, the collateral will be released 30 days after the expiration date. The collateral funds are not invested and earn interest at a rate of 1% per annum. As of June 30, 2026 and December 31, 2025, restricted cash totaled $875,141 and $875,141 respectively, and is included in restricted cash on the consolidated balance sheets.

Concentrations of Credit Risk, Other Risks and Uncertainties

The Company's financial instruments that are subject to credit risk consist primarily of (i) cash and cash equivalents, (ii) the SYME Convertible Note Receivable and the Tekne Convertible Note Receivable (each as defined and described in Note 6), for which the fair value option has been elected and credit risk is reflected in the fair value measurement, and (iii) the SYME Bonds (as defined and described in Note 7). At June 30, 2026, substantially all of the Company's cash and cash equivalents were held in accounts with a single financial institution that is a licensed and regulated digital banking platform operating under applicable foreign regulatory authorities. In the event of a failure of the financial institution or restrictions on access to these funds, the Company’s liquidity and ability to fund operations could be materially adversely affected. Management believes the financial risk associated with these balances is minimal and has not experienced any losses to date.

During the three and six months ended June 30, 2026, one customer accounted for 72% and 73%, respectively, of the Company’s revenue. As of June 30, 2026, two customers accounted for approximately 63% and 12% of the Company's accounts receivable, respectively. The Company had no outstanding accounts receivable as of December 31, 2025.

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

As of June 30, 2026, allowance for credit losses was $11,917. There were no accounts receivable as of December 31, 2025.

The Company writes off accounts receivable against the allowance when it determines the receivable is uncollectible.

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

In addition, the Company may recognize separate impairment charges when events or changes in circumstances indicate that the carrying value of inventory is not recoverable. During the six months ended June 30, 2025, the Company incurred a loss on impairment of inventory in the amount of $1,526,467, which was recorded on the condensed consolidated statement of operations and comprehensive loss within loss on impairment of inventories, property and equipment and operating lease right-of-use asset. Refer to Note 3 for further information. There was no impairment loss recognized during the three and six months ended June 30, 2026.

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

During the six months ended June 30, 2025, the Company recorded a loss on impairment of property and equipment in the amount of $4,388,279, which was recorded on the condensed consolidated statement of operations and comprehensive loss within loss on impairment of inventories, property and equipment and operating lease right-of-use asset. Refer to Note 3 for further information. There was no impairment loss recognized for the three and six months ended June 30, 2026.

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

The Company evaluated goodwill and long-lived intangible assets for impairment as of June 30, 2026 and determined that no triggering events or indicators of impairment existed; accordingly, no impairment losses were recognized during the three and six months ended June 30, 2026.

For additional information regarding the Company's goodwill and intangible assets, see Notes 4 and 5.

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

Professional Services. A small portion of the Company’s revenue is derived from services, which are generally limited in scope and duration. Revenue from services is generally recognized at a point in time when the services are performed.

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

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of compensation and related costs for the Company’s direct sales force, sales management, and marketing and include stock-based compensation, employee benefits, and travel for selling and marketing employees as well as costs related to trade shows, marketing programs, third-party consulting expenses, branding and public relations activities, and application lab depreciation expenses. The Company expects selling and marketing expenses to increase in future periods as it expands its sales force, marketing, and customer support organizations and increases its participation in trade shows and marketing programs. Selling and marketing costs are charged to the statements of operations and comprehensive loss as incurred and are included in operating expenses.

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

New Accounting Pronouncements Not Yet Adopted

ASU 2024-03

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which is intended to provide more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation and amortization) included in certain expense captions presented on the condensed consolidated statements of operations and comprehensive loss. This new standard is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (1) prospectively to financial statements issued for periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the condensed consolidated financial statements. The Company is in the process of finalizing the disclosures that will be required by the adoption of the provisions of ASU 2024-03, and will adopt these amendments for annual disclosures in the Annual Report on Form 10-K for the year ending December 31, 2027.

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

NOTE 3. BALANCE SHEET COMPONENTS

Inventories, Net

Inventories, net as of June 30, 2026 consisted of the following:

June 30, 2026
Raw materials and supplies	$125,837
Work-in-process	54,543
Finished goods	65,114
Inventories, gross	245,494
Less: inventory reserve	—
Inventories, net	$245,494

During the three and six months ended June 30, 2026 and 2025, the Company recorded no charges related to net lower of cost or net realizable value. As of March 31, 2025, in connection with a lease default described below, inventory was written down to a net realizable value of zero through a $1,526,467 loss recorded within loss on impairment of inventories, property and equipment and operating lease right-of-use asset on the condensed consolidated statement of operations for the six months ended June 30, 2025.

Property and Equipment, Net

Property and equipment, net as of June 30, 2026 consisted of the following:

June 30, 2026
Machinery and equipment	$10,078
Computer equipment and software	7,661
Property and equipment, gross	17,739
Less: accumulated depreciation and amortization	(2,483)
Property and equipment, net	$15,256

As of March 31, 2025, in connection with the lease default described below, property and equipment was written down through a $4,388,279 loss recorded within loss on impairment of inventories, property and equipment and operating lease right-of-use asset on the condensed consolidated statement of operations for the six months ended June 30, 2025.

Depreciation and amortization expense related to property and equipment was immaterial and nil for the three months ended June 30, 2026 and 2025, respectively, and immaterial and $446,449 for the six months ended June 30, 2026 and 2025, respectively.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of June 30, 2026 and December 31, 2025 consisted of the following:

	June 30, 2026	December 31, 2025
Receivables from related parties (1)	$1,367,194	$—
Interest receivable (2)	1,128,447	233,498
Prepaid services	325,030	601,415
Prepaid insurance	426,931	154,776
Value-added tax receivable	390,908	—
Deferred financing costs	212,065	—
Prepaid professional fees	81,628	614,225
Prepaid subscriptions	62,429	—
Prepaid regulatory and listing fees	58,200	—
Security deposits	68,683	—
Contract assets (3)	13,160	—
Other prepaid expenses and other current assets	109,455	17,389
Total prepaid expenses and other current assets	$4,244,130	$1,621,303

(1) The amount presented as of June 30, 2026 primarily includes amounts receivable from RegTech Open Project PLC ("RegTech"), a United Kingdom company controlled by the Company's Executive Chairman and Co-Chief Executive Officer, and The AvantGarde Group ("TAG"), which is founded and owned by the Company's Executive Chairman and Co-Chief Executive Officer, each of which is considered a related party, of $1,215,942 and $144,414, respectively.

(2) The amount presented as of June 30, 2026 includes interest receivable from related parties in connection with the SYME Convertible Note Receivable and the SYME Bonds of $599,462 and $198,307, respectively.

(3) The amount presented as of June 30, 2026 includes contract assets with RegTech of $13,160.

Accrued Expenses

Accrued expenses as of June 30, 2026 and December 31, 2025 consisted of the following:

	June 30, 2026	December 31, 2025
Related party payables (1)	$2,337,065	$—
Accrued legal, accounting and professional fees	1,659,599	1,486,556
Accrued payroll and benefits	1,321,647	699,085
Accrued taxes payable	1,269,422	426,088
Accrued transaction costs related to the reverse recapitalization	503,600	503,600
Contract liabilities	437,043	—
Accrued interest	89,470	114,313
Accrued purchases	53,681	—
Current portion of lease liabilities	41,334	—
Warranty provision	11,394	—
Other	38,395	47,152
Total accrued expenses	$7,762,650	$3,276,794

(1) The amount presented as of June 30, 2026 includes amounts payable to RegTech and TAG of $1,539,485 and $797,580, respectively.

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

The Landlord exercised its rights under the lease agreement and applicable law with respect to a lessee in default and such lessee’s assets located on the premises, including the removal and disposal of inventories and property and equipment remaining on the property. As such, during the first quarter of 2025, the Company determined that, based on the assumption that the Landlord would fully exercise its rights with respect to all assets remaining on the premises, (i) it no longer had control over the inventory and that recovery was not probable, therefore, inventory of $1,526,467 was written down to a net realizable value of zero, (ii) the carrying value of its property and equipment, all of which was at the leased location, was no longer recoverable, and the assets were written down to a net book value of $0 through an impairment of $4,388,279, and (iii) the right-of-use asset associated with this lease was fully impaired, as the Company could no longer use the leased premises, and an impairment of $150,077 was recognized, each of which is recorded within the aggregate $6,064,823 loss on impairment of inventories, property and equipment and operating lease right-of-use asset on the condensed consolidated statement of operations and comprehensive loss for the six months ended June 30, 2025.

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

Accounts Payable - 3(a)(10) Claims Settlement

In July 2025, the Company entered into a court-approved claims settlement (the “Silverback Claims Settlement”) with Silverback Capital Corporation (“Silverback”) pursuant to Section 3(a)(10) of the Securities Act, under which certain outstanding vendor liabilities were exchanged for shares of Common Stock. The arrangement concluded in October 2025, at which time the parties agreed to settle all remaining obligations through the issuance of shares of Common Stock.

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

As of December 31, 2025, the Company's investment in Orbit had a carrying value of $949,806. The carrying amount of the Company’s investment in Orbit exceeded its proportionate share of Orbit's net assets by approximately $1,112,750, primarily due to fair value step-ups associated with developed technology, which is amortized over 5 years, customer relationships, which are amortized over 7 years, and goodwill, which is not amortized. Additionally, the Company recorded assets related to (i) a subscription for Orbit shares of $11,778,600, which was comprised of the initial fair value of the Orbit Preferred Obligation of $8,028,600 and the Advance Payment of $3,750,000, and (ii) a deposit on acquisition of $733,272, which was comprised of cash paid during the fourth quarter of 2025 of $1,500,000 less the initial cost of the investment in Orbit and related transaction costs. As the Company's commitment to pay the Orbit Preferred Obligation was non-cancellable, binding and non-contingent as of the execution of the Orbit Agreement, the obligation represents a requirement to settle a fixed monetary amount using a variable number of shares or other assets, and is accounted for as a liability in accordance with ASC 480, which was initially recognized at fair value on a nonrecurring basis on the execution date of the agreement and is subsequently accreted to its redemption value as interest expense using the effective interest method through the expected settlement date of December 31, 2026. The fair value of the Orbit Preferred Obligation at inception was determined using a discounted cash flow methodology, which estimates the present value of the fixed settlement amount based on the expected settlement date and an appropriate discount rate, and is a Level 3 fair value measurement within the fair value hierarchy due to the significant unobservable inputs. During the three months ended June 30, 2026 and 2025, the Company recognized $67,737 and nil, respectively, of accretion on the Orbit Preferred Obligation, which is included in interest expense on the condensed consolidated statement of operations and comprehensive loss for the three months ended June 30, 2026.

In connection with the Orbit Change of Control discussed below, the Company remeasured its previously held 10.7% equity interest to the $890,398 fair value as of the acquisition date, resulting in a loss of $59,408, which was recognized in remeasurement of Orbit equity method investment in the condensed consolidated statement of operations and comprehensive loss for the six months ended June 30, 2026.

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

The Company recognized $212,360 of acquisition-related costs for the six months ended June 30, 2026, which was included in general and administrative in the condensed consolidated statement of operations and comprehensive loss. No amounts were recognized during the three months ended June 30, 2026.

The Company's condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2026 include revenue of $105,156 and $172,435 respectively, and net loss of $830,249 and $918,756, respectively, attributable to Orbit from the date of the Orbit Change of Control through June 30, 2026.

Amendment to Orbit Preferred Obligation

On February 9, 2026, the parties to the Orbit Agreement entered into an amendment to issue 10,020,040 shares of Common Stock (the "Orbit Settlement Shares") in lieu of the obligation to issue preferred shares under the Orbit Preferred Obligation, which the Company concluded (i) no longer met ASC 480 liability classification and (ii) resulted in an extinguishment of the original Orbit Preferred Obligation. As such, the Company derecognized the Orbit Preferred Obligation at its carrying value of $8,199,636 and recognized the amended obligation at fair value of approximately $7,414,830; the resulting $784,807 difference was recorded to additional paid-in capital as a capital transaction due to the related party counterparty. Until stockholder approval in March 2026, the obligation was accounted for as a derivative liability under ASC 815 and remeasured at fair value through the statement of operations. In March 2026, stockholders approved the issuance of the Orbit Settlement Shares, at which time the Company concluded the instrument qualified for equity classification, remeasured it to fair value of $2,505,010, with the change of $4,909,820 recognized within change in fair value of derivative liability on the condensed consolidated statement of operations and comprehensive loss for the six months ended June 30, 2026, and reclassified it to additional paid-in capital. The Orbit Settlement Shares were included in basic loss per share beginning in March 2026, when issuance was no longer contingent. The fair value of the Orbit Preferred Obligation was determined using the quoted closing price of the Common Stock, which represents a Level 1 measurement in the ASC 820 fair value hierarchy as it represents a quoted price in an active market for the Common Stock.

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

The Company recognized $308,169 of acquisition-related costs for the six months ended June 30, 2026, which was included in general and administrative in the condensed consolidated statement of operations and comprehensive loss. No amounts were recognized during the three months ended June 30, 2026.

The Company's condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2026 include revenue of $419,771 and $760,136, respectively, and net loss of $6,353 and $13,819, respectively, attributable to Lyocon from the Lyocon Closing Date through June 30, 2026.

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

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Revenue	$524,742	$405,460	$1,004,288	$545,958
Net loss	$(615,679)	$(535,866)	$(947,169)	$(717,345)

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

On January 13, 2026, the Company entered into the Share Transfer and Shareholder Convertible Loan Agreement (the “Tekne Purchase Agreement”) with Mr. D’Arrezzo, Carlo Ulacco, and Andrea Lodi, the shareholders of Tekne. Under the Tekne Purchase Agreement, Mr. D’Arrezzo agreed to sell a 2.9% interest in Tekne to the Company or its subsidiary, in exchange for the issuance of a Subordinated Convertible Note (the “Tekne Subordinated Convertible Note”) in the principal amount of $1,740,000 by the Company to Mr. D’Arrezzo. The Tekne Subordinated Convertible Note may be converted into 1,394,790 shares of Common Stock at a fixed conversion price of $1.25 per share of Common Stock. The Tekne Subordinated Convertible Note has a maturity date of January 31, 2027, bears no interest except in the event of a default, and may not be repaid or redeemed in cash. The Tekne Subordinated Convertible Note may either (i) be converted into shares of Common Stock following the receipt of the Italian government regulatory approvals required to approve the Company’s acquisition of a controlling interest in Tekne (which approvals were received from the Italian government on August 5, 2026), or (ii) will be automatically extinguished upon the exercise of put and call options for the required transfer of the 2.9% interest in Tekne from the Company back to Mr. D’Arrezzo, if the required regulatory approvals are not obtained. The call option held by Mr. D’Arrezzo may be exercised at his sole discretion. Upon the transfer of the 2.9% interest to the Company, an Observer is being appointed to Tekne’s board of directors acceptable to the Company, Mr. Sinnott, an employee of the Company, will remain as a director of Tekne, and certain administrative structures will be adopted by Tekne,

Tekne will evaluate the adoption of Orbit’s “operational resilience” platform, and Tekne’s financial reporting processes will be adjusted to comply with U.S. GAAP.

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

In a letter, dated March 19, 2026 (the “March Tekne Letter”), among the Company, Nuburu Defense and the Tekne shareholders, the Company agreed to increase the amount of the Tekne Convertible Note Receivable from €13,000,000 to €16,692,000, which would represent a 32.1% interest in Tekne. The Company confirmed its intention to file an application to the Presidenza del Consiglio dei Ministri in accordance with the Italian Golden Power regulations (“GP Authorization”) and to make an additional investment of €13,000,000 in newly issued shares (the "Capital Increase"), which would represent a 25% interest in Tekne, upon receipt of the GP Authorization. Subject to obtaining GP Authorization (which occurred on August 5, 2026), the Company plans to obtain a 60% interest in Tekne from (i) the 2.9% Tekne Investment, (ii) the conversion of the Tekne Convertible Note Receivable into a 32.1% interest in Tekne, and (iii) the 25% interest obtained from the Capital Increase. Thereafter, the Company plans to obtain an additional 10% interest in Tekne from the Tekne Shareholders on a pro-rata basis, for €6,000,000 paid in cash, which would result in the Company owning a 70% interest in Tekne. On May 26, 2026, the Company entered into the definitive Investment Agreement described below, which increased the Capital Increase to €29,692,000 and set the consideration for the additional 10% interest at €5,200,000 in cash plus an earn-out in exchange for the Company's contemplated 70% interest in Tekne.

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

On May 26, 2026, the Company, through Nuburu Defense, entered into a definitive Investment Agreement (the “Investment Agreement”) with Tekne and the Tekne shareholders providing for the Company to acquire a 70% interest in Tekne. The Company committed to a Capital Increase of €29,692,000, funded by conversion of the Tekne Convertible Note Receivable and up to €12,000,000 cash payment, and to a subsequent purchase of an additional 10% interest for €5,200,000 in cash plus an earn-out of up to €29,692,000 based on Tekne's revenues for the fiscal years 2027 through 2036, payable in cash or in shares of the Company's Common Stock at the Company's discretion. The Company also agreed to provide interim funding to Tekne of €1,000,000 following signing and, subject to receipt of Tekne’s financial plan, up to a further €12,000,000, in each case as additional advances under the Tekne Convertible Note Receivable. Completion of the transaction is conditioned on the Company’s obtaining GP Authorization by September 30, 2026 (which occurred on August 5, 2026). If GP Authorization had not been obtained by September 30, 2026, the Investment Agreement would terminate automatically, Tekne would be required to repay the Tekne Convertible Note Receivable within 30 business days of the Company's demand or, if a prospective third-party investor did not invest in Tekne, in 60 equal monthly installments in accordance with Tekne's restructuring plan, and the put and call options under the Tekne Purchase Agreement (providing for the transfer of the 2.9% interest in Tekne back to Mr. D'Arrezzo and extinguishment of the Tekne Subordinated Convertible Note) would apply. As of June 30, 2026, GP Authorization had not been obtained and the closing of the transactions had not occurred. The Company received the GP Authorization on August 5, 2026 and expects to close the Tekne transaction and obtain a 70% controlling interest in Tekne on or about 30 days following receipt of the Golden Power regulatory approval or on such later date as may be mutually agreed upon in writing by the parties to the Investment Agreement.

The Company elected the fair value option to account for the Tekne Investment, whereby the Tekne Investment is measured at fair value on a recurring basis, with the carrying value reflected in investments at fair value on the condensed consolidated balance sheet and changes in fair value reflected in change in fair value of investments on the condensed consolidated statement of operations and comprehensive loss. For additional information, see Note 7.

The Tekne Subordinated Convertible Note qualified for equity classification under ASC 815 because it is settleable only in shares of Common Stock. Because the note could be cancelled in exchange for re-transfer of the 2.9% Tekne interest if the required Italian regulatory approvals were not obtained, an event not solely within the Company's control, it was classified as temporary equity under ASC 480-10-S99-3A and presented between liabilities and stockholders' equity on the condensed consolidated balance sheet. The Tekne Subordinated Convertible Note is not currently redeemable, and the Company determined that redemption was not probable; accordingly, the carrying amount is not remeasured. The Investment Agreement did not make the Tekne Subordinated Convertible Note currently redeemable or render redemption probable, and the carrying amount continues to not be remeasured. The Tekne Subordinated Convertible Note was initially recorded at its issuance-date fair value of $928,000, estimated using a probability-weighted scenario analysis reflecting (i) conversion into shares of Common Stock if the required Italian regulatory approvals are obtained, valued at the Company's closing stock price on the date of issuance, and (ii) extinguishment of the Tekne Subordinated Convertible Note for no consideration under the put and call options if such approvals are not obtained. The scenario probabilities are unobservable inputs, and the measurement is a non-recurring Level 3 fair value measurement. The difference between the initial fair value of the Tekne Investment and the initial fair value of the Tekne Subordinated Convertible Note of $84,000 was recognized within gain on initial recognition of Tekne Investment on the condensed consolidated statement of operations and comprehensive loss for the six months ended June 30, 2026.

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

The Company concluded that it does not exercise significant influence over Tekne based on the following: (i) its 2.9% ownership interest is well below the 20% presumption in ASC 323-10-15-8, and no additional voting or convertible interests have been acquired as of June 30, 2026, as the contemplated Capital Increase and note conversion each require Italian Golden Power regulatory approval not obtained as of June 30, 2026, (ii) Mr. Anthony Sinnott, a part-time non-executive employee of the Company, serves as a Tekne director, but his appointment predates the Company’s investment, was made independently by Tekne’s shareholders, and does not represent the Company, the Company holds no contractual right to designate or remove any Tekne director, and its contractual observer right carries no vote or decision-making authority, (iii) the Company does not participate in establishing Tekne’s operating or financial policies, which are controlled by Tekne’s majority shareholders, (iv) the Network Contract arrangements and Tekne Convertible Note Receivable carry creditor-protective covenants but do not confer power to direct Tekne’s significant activities, and (v) there is no interchange of managerial personnel and Tekne is not dependent on the Company for technology or management.

Under the Investment Agreement, the Company has the right to consent to specified corporate and operating actions by Tekne, and to decisions relating to Tekne's restructuring plan, during the period before closing. The Company determined that these are protective rights intended to preserve the agreed value of the transaction and to protect the Company's interests as a shareholder and lender; they do not give the Company the ability to direct Tekne's operating or financial policies and do not change the Company's conclusion regarding significant influence.

The Company will reassess significant influence in future periods, including upon receipt of Golden Power regulatory approval, exercise of the Capital Increase, or conversion of the Tekne Convertible Note Receivable.

Variable Interest Entity Considerations

Tekne is a variable interest entity because its equity at risk is insufficient to finance its activities without additional subordinated financial support, including the Company's shareholder loan. The Company has determined that it is not the primary beneficiary and does not consolidate Tekne, as the activities that most significantly impact Tekne's economic performance are directed by its board and majority shareholders, who held approximately 97.1% of Tekne as of June 30, 2026, and the Company's 2.9% interest and protective consent rights do not convey power to direct those activities. The Company's maximum exposure to loss is limited to the carrying amounts of the Tekne Convertible Note Receivable and the Tekne Investment, together with the interim funding it is committed to provide. The Company will reassess this determination at each reporting date.

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

The H&K Investment is classified as an equity security under ASC 321 and is measured at fair value based on quoted market prices, with changes in fair value, including those related to foreign currency exchange, recognized in change in fair value of investments on the condensed consolidated statement of operations and comprehensive loss and the carrying value included within investments at fair value on the condensed consolidated balance sheet. For additional information, see Note 7.

Transaction expenses of nil and $22,134 were incurred in connection with the H&K Transaction, and are included in general and administrative on the condensed consolidated statements of operations and comprehensive loss during the three and six months ended June 30, 2026, respectively.

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

As Maddox is compensated for development services and does not share in the Maddox Program’s commercial risks and rewards, the arrangement is not a collaborative arrangement, therefore the Company accounts for its Phase I activities under the Maddox Agreement in accordance with ASC Topic 730, Research and Development. Accordingly, such amounts are expensed as research and development costs as incurred. No Phase I costs are capitalized, as such costs relate to project-specific activities with no alternative future use. Nonrefundable advance or milestone payments are recorded as prepaid assets and recognized as research and development expense as the related services are performed. For the three and six months ended June 30, 2026, the Company recognized nil and $289,283, respectively, in research and development expense under the Maddox Program. As of June 30, 2026, $289,283 of cash payments had been made under the Maddox Program.

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

The SYME Bonds constitute a related party transaction as certain members of the Company's management and Board of Directors, Mr. Zamboni and Mr. Ricchebuono, also serve in administrative positions and/or hold ownership interests in SYME 3, SFE Société Financière Européenne SA (“SFE SA”) and SYME, as the case may be.

The Company elected the fair value option for the SYME Bonds at issuance, primarily for simplification and cost-benefit considerations of accounting for the SYME Bonds at fair value in their entirety, as well as consistency with the Company's election of the fair value option for other financial instruments. Under this election, the SYME Bonds were initially recognized at the fair value of $5,718,059, and were subsequently measured at their fair value of $5,780,227 as of June 30, 2026, with changes in fair value recognized within change in fair value of debt security in the condensed consolidated statements of operations and comprehensive loss. For additional information, see Note 7.

As of June 30, 2026, principal under the SYME Bonds was $5,981,850.

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

The Company considered whether any related parties hold the requisite power. Mr. Ricchebuono serves on the Company’s Board of Directors and holds directly and/ or indirectly only a minority, non-controlling investment in SFE SA; that investment does not confer power over SFE SA’s decision-making or SYME 3’s significant activities, and he was not appointed to his administrator role by the Company. Mr. Zamboni, the Company’s Executive Chairman and Co-CEO, holds directly and/ or indirectly a minority, non-controlling investment in SFE SA; that investment does not confer power over SFE SA’s decision-making or SYME 3’s significant activities, and he holds no role at SYME 3. SFE EI, a subsidiary of SFE SA, has provided funding to the Company and placed $4,200,000 in escrow supporting the Tekne transaction, making SFE SA a related party under ASC 850; however, this relationship confers no rights over SYME 3. No related party, individually or in combination with the Company, holds a controlling interest in SFE SA or the power to direct SYME 3.

The Company’s maximum exposure to loss is limited to the carrying amount of the SYME Bonds and accrued interest. No additional financial support has been provided or is contractually required.

NOTE 5. GOODWILL AND INTANGIBLE ASSETS

Goodwill

Changes in the carrying amount of the Company's goodwill are set forth below:

	Orbit Change of Control	Lyocon Acquisition	Total
Balance as of December 31, 2025	$—	$—	$—
Acquisitions	17,487,693	1,775,158	19,262,851
Balance as of June 30, 2026	$17,487,693	$1,775,158	$19,262,851

Intangible Assets Subject to Amortization, Net

The details of the Company's intangible assets subject to amortization are set forth below:

		June 30, 2026
	Weighted-average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Developed technology	5.4 years	$2,441,040	$(211,775)	$2,229,265
Customer relationships	7.3 years	406,840	(25,972)	380,868
Trade names / trademarks	5 years	62,770	(5,754)	57,016
Total		$2,910,650	$(243,501)	$2,667,149

Amortization expense related to intangible assets with finite useful lives was $132,819 and nil for the three months ended June 30, 2026 and 2025, respectively, and $243,501 and nil for the six months ended June 30, 2026 and 2025, respectively. Based on the Company's amortizable intangible asset balances at June 30, 2026, the Company expects that amortization expense will be as follows for the next five years and thereafter:

Amount
Remainder of 2026	265,637
2027	531,275
2028	531,275
2029	531,275
2030	531,275
Thereafter	276,412
Total	$2,667,149

NOTE 6. CONVERTIBLE NOTES RECEIVABLE

SYME Convertible Note Receivable (Related-Party)

On March 14, 2025, the Company entered into a convertible note receivable with SYME to invest up to $5,150,000 in SYME (the "SYME Convertible Note Receivable"). SYME is a fintech platform focused on Inventory Monetisation© solutions for manufacturing and trading companies. The SYME Convertible Note Receivable bears interest at 14.33% per annum, accruing daily, and any outstanding interest due at each conversion date is to be repaid in ordinary shares of SYME at a fixed conversion ratio of £0.00003 per ordinary share (the "Conversion Price"). Upon conversion, the Company is expected to hold a controlling interest in SYME. Following approval by SYME stockholders, the Financial Conduct Authority, and The Panel on Takeovers and Mergers, the Company may convert amounts outstanding under the SYME Convertible Note Receivable into ordinary shares of SYME at the Conversion Price, with the U.S. dollar-denominated balance first converted into pounds sterling at a fixed exchange rate of 0.7469 prior to application of the Conversion Price, with conversion shares accompanied by a warrant to acquire one additional ordinary share of SYME for every two ordinary shares of SYME issued on any conversion, with an exercise price of £0.000039, as well as the ability to exercise on a cashless basis. The SYME Convertible Note Receivable is repayable in part or in full on demand after the earlier of an event of default or August 31, 2027, and, once the required approvals are obtained, any such repayment on demand may be required to be effected by conversion rather than cash. If the required approvals have not been obtained by January 31, 2027, SYME must within 20 days grant specified security in favor of the Company and continue pursuing the approvals. Our Executive Chairman and Co-Chief Executive Officer is the founder, current Chief Executive Officer and a director of SYME, and as a result, the proposed investment was negotiated and approved by our independent board members and our Audit Committee.

Certain conversion features of the SYME Convertible Note Receivable would typically be considered derivatives that would require bifurcation. In lieu of bifurcating various features in the agreement, the Company elected the fair value option for the SYME Convertible Note Receivable. During March 2025, the excess of the issuance date fair value of $260,000 of the SYME Convertible Note Receivable over the proceeds paid of $150,000 was recorded to additional paid-in capital. As of June 30, 2026, the fair value of the SYME Convertible Note Receivable was $2,192,000 (including the accrued interest described below), and the principal amount of the SYME Convertible Note Receivable was $5,150,000. Additionally, accrued interest as of June 30, 2026 under the SYME Convertible Note Receivable was $599,462, which is included in prepaid expenses and other current assets on the condensed consolidated balance sheet.

Tekne Convertible Note Receivable and Network Contract

Under the Tekne Purchase Agreement, the Company funded the Tekne Convertible Note Receivable in the amount of €13,000,000 to Tekne by depositing funds in a bank account pledged by Tekne to the Company. Tekne may use the proceeds for certain purposes set forth in the Tekne Purchase Agreement. The Tekne Convertible Note Receivable has a 4% per annum interest rate and a maturity date of January 13, 2027. Tekne may prepay the Tekne Convertible Note Receivable in whole or in part without penalty. The Company may request and obtain full repayment of the Tekne Convertible Note Receivable upon the repeated use of the funding for unapproved purposes, a change of control, or a negative outcome of the Italian government Golden Power review of the Company’s anticipated acquisition of a controlling interest in Tekne. If the required Italian regulatory approvals are obtained (which occurred on August 5, 2026), the Company may elect to receive newly issued shares of Tekne equal to a 25% interest in Tekne (the “Capital Increase”) in consideration for issuing the Tekne Convertible Note Receivable. Any early repayment of the Tekne Convertible Note Receivable will not reduce the amount of the Capital Increase that the Company is entitled to make. Following the Capital Increase and including the Tekne Investment, the Company would own a 27.9% interest in Tekne and would receive governance rights in Tekne consistent with its ownership percentage in Tekne under new by-laws adopted by Tekne. As the Company accounted for the Tekne Investment at fair value, the Company elected the fair value option for the Tekne Convertible Note Receivable, with changes in fair value reflected within change in fair value of convertible notes receivable on the condensed consolidated statements of operations and comprehensive loss.

The Network Contract entered into between Tekne and Nuburu Defense has an initial term ending December 31, 2030, which will be renewed on an annual basis thereafter unless a party terminates in writing at least 30 business days prior to December 31st. The Network Contract programs currently include (i) the Americas Program, pursuant to which Tekne is granting exclusive distribution rights for Tekne’s products and solutions within the Americas to Nuburu Defense; (ii) the NATO MENA APAC Program, pursuant to which Tekne will supply its knowledge, workforce, and production and operational facilities, Nuburu Defense will provide guarantees, use its inventory purchasing hub for the purchase of receivables and bear the expenses in connection with legal, marketing, and representation activities and the establishment of regional production sites, and the parties may pursue joint ventures with local companies; and (iii) the Italy Program, which includes the joint study and proposal to Tekne’s customers of Nuburu Defense’s products, the adoption by Tekne of Nuburu Defense’s operational resilience solutions through Orbit, and the possible implementation of cooperation models similar to the ones used in the NATO MENA APAC Program for orders for Italian customers. Activities under the Network Contract are governed by a Common Body, which is composed of two representatives from each of Tekne and Nuburu Defense. The Common Body includes Mr. Zamboni and Mr. Barisoni on behalf of Nuburu Defense, and Ambrogio D’Arrezzo and another individual designated by Mr. D’Arrezzo on behalf of Tekne. Decisions require unanimous agreement of the members of the Common Body. Nuburu Defense may also provide consultancy services to Tekne in exchange for 8% of the actual amounts used by Tekne under the Tekne Convertible Note Receivable. As the Company elected the fair value option for the Tekne Convertible Note Receivable, the additional 8% yield is reflected within change in fair value of convertible notes receivable on the condensed consolidated statements of operations and comprehensive loss.

As of June 30, 2026, the principal amount outstanding under the Tekne Convertible Note Receivable was $21,866,392. Additionally, accrued interest as of June 30, 2026 under the Tekne Convertible Note Receivable was $330,678, which is included in prepaid expenses and other current assets on the consolidated balance sheet.

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

The following tables set forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of June 30, 2026 and December 31, 2025:

	As of June 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
SYME Convertible Note Receivable (related party)	$—	$—	$2,192,000	$2,192,000
Tekne Convertible Note Receivable	—	—	23,446,999	23,446,999
H&K Investment	8,739,198	—	—	8,739,198
Tekne Investment	—	—	842,000	842,000
SYME Bonds (related party)	—	—	5,581,921	5,581,921
Total assets	$8,739,198	$—	$32,062,920	$40,802,118

Liabilities:
Current portion of debt:
Fair value debt	$—	$—	$29,596,619	$29,596,619
SEPA liability	—	—	1,483,065	1,483,065
Warrant liabilities:
February 2026 Offering Common Warrants	—	—	3,801,538	3,801,538
Junior Note Warrants	—	—	42,750	42,750
Contingent Consideration	—	—	984,442	984,442
Total liabilities	$—	$—	$35,908,414	$35,908,414

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
SYME Convertible Note Receivable (related party)	$—	$—	$2,585,100	$2,585,100
Total assets	$—	$—	$2,585,100	$2,585,100

Liabilities:
Current portion of debt:
Debt - fair value option	$—	$—	$25,960,206	$25,960,206
SEPA liability	—	—	3,201,500	3,201,500
Warrant liabilities:
2025 Offering Common Stock Warrants	—	—	353,160	353,160
Junior Note Warrants	—	—	44,241	44,241
Claims settlement liability	—	—	5,575	5,575
Total liabilities	$—	$—	$29,564,682	$29,564,682

Level 3 Financial Assets

Convertible Notes Receivable

The following table sets forth a summary of the changes in fair value of the Company's related-party SYME Convertible Note Receivable and Tekne Convertible Note Receivable, each of which is accounted for under the fair value option:

	Three months ended June 30,
	2026			2025
	SYME Convertible Note Receivable (related party)	Tekne Convertible Note Receivable	Total	SYME Convertible Note Receivable (related party)
Fair value, beginning balance	$2,366,100	$20,547,999	$22,914,099	$260,000
Reclassification of Advance on Tekne Convertible Note Receivable	—	—	—	—
Principal additions	—	2,436,365	2,436,365	500,000
Change in fair value	(174,100)	462,635	288,535	(11,400)
Fair value, ending balance	$2,192,000	$23,446,999	$25,638,999	$748,600

	Six months ended June 30,
	2026			2025
	SYME Convertible Note Receivable (related party)	Tekne Convertible Note Receivable	Total	SYME Convertible Note Receivable (related party)
Fair value, beginning balance	$2,585,100	$—	$2,585,100	$—
Initial fair value over proceeds paid	—	—	—	110,000
Reclassification of Advance on Tekne Convertible Note Receivable	—	1,179,686	1,179,686	—
Principal additions	—	20,511,875	20,511,875	650,000
Change in fair value	(393,100)	1,755,438	1,362,338	(11,400)
Fair value, ending balance	$2,192,000	$23,446,999	$25,638,999	$748,600

The fair values of the SYME Convertible Note Receivable and the Tekne Convertible Note Receivable were estimated using Level 3 valuation techniques, a Monte Carlo simulation and a Black-Scholes model, respectively. The significant inputs to the calculation of the fair value of the SYME Convertible Note Receivable and Tekne Convertible Note Receivable at issuance through June 30, 2026 were as follows:

Six months ended June 30,
	2026			2025
	SYME Convertible Note Receivable (related party)		Tekne Convertible Note Receivable	SYME Convertible Note Receivable (related party)
Stock price	$0.000034 - 0.000037	$	N/A	$0.000038 - 0.000048
Expected term (in years)	0.75 - 1.17		0.54 - 1.00	1.00 - 1.25
Expected volatility	237.5% - 271.9%		85.0% - 147.5%	157.7% - 188.1%
Risk-free interest rate	4.0% - 4.2%		3.5% - 4.0%	3.8% - 4.2%
Expected dividend yield	0.0%		0.0%	0.0%

Tekne Investment

The following table sets forth a summary of the changes in fair value of the Company's Tekne Investment:

	Three months ended June 30,	Six months ended June 30,
	2026
Fair value, beginning balance	$1,012,000	$—
Fair value at issuance	—	1,012,000
Change in fair value	(170,000)	(170,000)
Fair value, ending balance	$842,000	$842,000

As discussed in Note 4, the fair value of the Tekne Investment at issuance and through June 30, 2026 was estimated using a discounted cash flow method approach, a Level 3 valuation, with the range of significant inputs to the calculation of the fair value as follows:

Six months ended June 30,
2026
Stock price	$	N/A
Expected term (in years)		9.51 - 9.97
Expected volatility		N/A
Risk-free interest rate		4.8% - 4.9%
Risk-adjusted discount rate		N/A
Expected dividend yield		N/A

SYME Bonds

The following table sets forth a summary of the changes in fair value of the SYME Bonds:

	Three months ended June 30,	Six months ended June 30,
	2026
Fair value, beginning balance	$5,685,021	$—
Fair value at issuance	—	5,718,059
Change in fair value	95,206	62,168
Fair value, ending balance	$5,780,227	$5,780,227

The fair value of the SYME Bonds at issuance and through June 30, 2026 was estimated using an income based approach, a Level 3 valuation, with the range of significant inputs to the calculation of the fair value as follows:

Six months ended June 30,
2026
Expected term (in years)	2.7 - 2.95
Credit spread	13.0% - 13.3%

Level 3 Financial Liabilities

Debt - Fair Value Option

The following tables set forth a summary of the changes in fair value of the Company's debt recorded under the fair value option. For information regarding debt not recorded under the fair value option, see Note 10.

	Three months ended June 30,
	2026
	Beginning Balance	Issuance	Additions & (Payments)	Conversion	Change in Fair Value	Ending Balance
December 2025 YA Debenture	$24,116,097	$—	$(8,228,463)	$—	$(316,015)	$15,571,619
2026 Brick Lane H&K Investment Note	14,100,600	—	—	—	(75,600)	14,025,000
2025 Indigo Capital Convertible Notes	18,924	—	—	(18,795)	(129)	—
2025 Diagonal Convertible Notes	—	—	—	—	—	—
Agile Note	—	—	—	—	—	—
2025 Brick Lane Convertible Notes	198,300	—	—	(196,798)	(1,502)	—
2025 Bomore Convertible Notes	—	—	—	—	—	—
2025 Torcross Convertible Note	—	—	—	—	—	—
Total	$38,433,921	$—	$(8,228,463)	$(215,593)	$(393,246)	$29,596,619

	Three months ended June 30,
	2025
	Beginning Balance	Issuance	Additions & (Payments)	Conversion	Change in Fair Value	Ending Balance
2025 Indigo Capital Convertible Notes	$4,047,000	$3,803,374	$—	$(2,761,362)	$1,173,366	$6,262,378
Agile Note	—	500,000	58,417	—	316,143	874,560
2025 Diagonal Convertible Notes	—	399,955	—	—	(6,735)	393,220
2025 Boot Convertible Note	—	193,215	—	—	(3,254)	189,961
2025 Brick Lane Convertible Notes	—	2,565,384	—	(2,264,573)	(29,972)	270,839
2025 Bomore Convertible Notes	—	1,411,829	—	—	(28,190)	1,383,639
2025 Torcross Convertible Note	—	133,883	—	—	1,537	135,420
Total	$4,047,000	$9,007,640	$58,417	$(5,025,935)	$1,422,895	$9,510,017

	Six months ended June 30,
	2026
	Beginning Balance	Issuance	Additions & (Payments)	Conversion	Change in Fair Value	Ending Balance
December 2025 YA Debenture	$25,337,500	$—	$(10,401,234)	$—	$635,353	$15,571,619
2026 Brick Lane H&K Investment Note	—	23,350,000	—	—	(9,325,000)	14,025,000
2025 Indigo Capital Convertible Notes	51,056	—	—	(55,134)	4,078	—
2025 Diagonal Convertible Notes	293,659	—	—	(250,756)	(42,903)	—
Agile Note	14,557	—	(21,000)	—	6,443	—
2025 Brick Lane Convertible Notes	191,179	—	—	(222,711)	31,532	—
2025 Bomore Convertible Notes	48,171	—	—	(60,174)	12,003	—
2025 Torcross Convertible Note	24,084	—	—	(30,086)	6,002	—
Total	$25,960,206	$23,350,000	$(10,422,234)	$(618,861)	$(8,672,492)	$29,596,619

	Six months ended June 30,
	2025
	Beginning Balance	Issuance	Additions & (Payments)	Conversion	Change in Fair Value	Ending Balance
2025 Indigo Capital Convertible Notes	$—	$9,014,474	$—	$(3,668,940)	$916,844	$6,262,378
Agile Note	—	500,000	58,417	—	316,143	874,560
2025 Diagonal Convertible Notes	—	399,955	—	—	(6,735)	393,220
2025 Boot Convertible Note	—	193,215	—	—	(3,254)	189,961
2025 Brick Lane Convertible Notes	—	2,565,384	—	(2,264,573)	(29,972)	270,839
2025 Bomore Convertible Notes	—	1,411,829	—	—	(28,190)	1,383,639
2025 Torcross Convertible Note	—	133,883	—	—	1,537	135,420
Total	$—	$14,218,740	$58,417	$(5,933,513)	$1,166,373	$9,510,017

The fair value of the Company's debt recorded under the fair value option was estimated using Level 3 fair value measurements. The range of significant inputs to the calculation of the fair value of the debt recorded under the fair value option at issuance through June 30, 2026 were as follows:

	Six months ended June 30, 2026
Valuation Inputs:	December 2025 YA Debenture (1)	Brick Lane H&K Investment Note(2)	2025 Indigo Capital Convertible Notes(1)	2025 Brick Lane Convertible Notes(1)(3)
Stock price	$0.18	$0.13 - 0.18	$0.18	$0.18
Expected term (in years)	0.10- 0.70	0.72- 1.12	0.38	0.42
Expected volatility	213.0%	150.2% - 175.1%	N/A	N/A
Risk-free interest rate	3.8%	3.5% - 4.0%	N/A	N/A
Risk-adjusted discount rate	99.8%	N/A	N/A	N/A
Expected dividend yield	N/A	N/A	N/A	N/A

Six months ended June 30, 2025
Valuation Inputs:	2025 Indigo Capital Convertible Notes(1)	Agile Note (4)	2025 Diagonal Convertible Notes (1)	2025 Boot Convertible Note (1)	2025 Brick Lane Convertible Notes (1)(3)	2025 Bomore Convertible Notes (3)	2025 Torcross Convertible Note (3)
Stock price (5)	$0.80 - 1.75	N/A	$0.70 - 1.75	$0.70 - 1.75	$1.55 - 1.75	$1.65 - 1.75	$1.70 - 1.75
Expected term (in years)	0.67 - 0.99	0.49 - 0.58	0.66 - 0.79	0.66 - 0.79	0.92 - 1.00	0.96 - 1.00	0.98 - 1.00
Expected volatility	237.8% - 268.7%	N/A	220.5% - 245.4%	220.5% - 245.4%	N/A	258.4%	N/A
Risk-free interest rate	4.0% - 4.2%	N/A	4.2%	4.2%	N/A	4.1%	N/A
Risk-adjusted discount rate	0.0% - 12.9%	18.0% - 18.6%	N/A	N/A	N/A	N/A	N/A
Expected dividend yield	N/A	N/A	N/A	N/A	N/A	N/A	N/A

(1)
Through March 21, 2026, the fair value was estimated using a Monte Carlo simulation model, which incorporates significant assumptions including the expected volatility of the Company's stock price, the risk-free interest rate, and the timing and probability of future liquidity events. Beginning with the June 30, 2026 valuation, the Company utilized a discounted cash flow valuation method due to the expected near-term settlement of the debenture, which occurred in July 2026 using proceeds from the July 2026 Offering, as defined and described in Note 18.
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
(5)
Stock price amount for the period presented has been adjusted to reflect the 1-for-4.99 February 2026 Reverse Stock Split. See Note 2 for additional information.

SEPA Liability

The following table sets forth a summary of the changes in fair value of the Company's SEPA liability:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Fair value, beginning balance	$2,994,500	$—	$3,201,500	$—
Fair value at issuance	—	3,582,724	—	3,582,724
Common Stock issued	(9,090,785)	(545,309)	(11,241,621)	(545,309)
Settlement of December 2025 YA Debenture	7,028,193	—	9,200,964	—
Cash proceeds	1,795,571	—	1,795,571	—
Change in fair value	(1,244,414)	260,507	(1,473,349)	260,507
Fair value, ending balance	$1,483,065	$3,297,922	$1,483,065	$3,297,922

The fair value of the Company's SEPA liability at issuance and through June 30, 2026 was estimated using (i) related to the put option, a Monte Carlo valuation model utilizing various inputs including the Company’s stock price, volatility, risk-free interest rate, expected term of the agreement and expected share draw amount and (ii) for the June 30, 2025 valuation, related to the shares issuable in connection with the SEPA commitment fee, the fair value of the underlying shares, each of which is a Level 3 valuation. The range of significant inputs to the calculation of the fair value of the SEPA liability at issuance through June 30, 2026 were as follows:

	Six months ended June 30,
	2026	2025 (1)
Stock price	$0.13 - 0.18	$1.75 - 1.85
Expected term (in years)	1.9 - 2.2	2.9 - 3.0
Expected volatility	206.0% - 213.0%	205.0%
Risk-free interest rate	3.8% - 4.1%	3.7% - 3.9%
Expected dividend yield	N/A	0.0%
(1)
Stock price amount for the period presented has been adjusted to reflect the 1-for-4.99 February 2026 Reverse Stock Split. See Note 2 for additional information.

Warrant Liabilities

The following table sets forth a summary of the changes in fair values of the February 2026 Offering Common Warrants, February 2026 Offering Pre-Funded Warrants, 2025 Offering Common Stock Warrants and Junior Note Warrants (the warrants issued in connection with the Junior Notes, as further described in Note 12):

	Three months ended June 30,
	2026					2025
	February 2026 Offering Common Warrants	February 2026 Offering Pre-Funded Warrants	2025 Offering Common Stock Warrants	Junior Note Warrants	Total Warrant Liabilities	Junior Note Warrants
Fair value, beginning balance	$5,080,540	$376,198	$93,610	$66,992	$5,617,340	$1,315
Fair value allocation at issuance	—	—	—	—	—	—
Exercises	—	(597,577)	(346,060)	—	(943,637)	—
Change in fair value	(1,279,002)	221,379	252,450	(24,242)	(829,415)	16,986
Fair value, ending balance	$3,801,538	$—	$—	$42,750	$3,844,288	$18,301

	Six months ended June 30,
	2026					2025
	February 2026 Offering Common Warrants	February 2026 Offering Pre-Funded Warrants	2025 Offering Common Stock Warrants	Junior Note Warrants	Total Warrant Liabilities	Junior Note Warrants
Fair value, beginning balance	$—	$—	$353,160	$44,241	$397,401	$128,615
Fair value allocation at issuance	14,055,705	4,863,259	—	—	18,918,964	—
Exercises	—	(2,900,342)	(346,060)	—	(3,246,402)	—
Change in fair value	(10,254,167)	(1,962,917)	(7,100)	(1,491)	(12,225,675)	(110,314)
Fair value, ending balance	$3,801,538	$—	$—	$42,750	$3,844,288	$18,301

The aggregate fair values of the February 2026 Offering Common Warrants, February 2026 Offering Pre-Funded Warrants, 2025 Offering Common Stock Warrants and Junior Note Warrants were estimated using a Monte Carlo simulation based approach, a Level 3 valuation. The range of significant inputs to the calculation of the fair value of the warrant liability related to the February 2026 Offering Common Warrants, February 2026 Offering Pre-Funded Warrants, 2025 Offering Common Stock Warrants and Junior Note Warrants at issuance through June 30, 2026 were as follows:

	Six months ended June 30,
	2026				2025
	February 2026 Offering Common Warrants	February 2026 Offering Pre-Funded Warrants	2025 Offering Common Stock Warrants	Junior Note Warrants	Junior Note Warrants (1)
Stock price	$0.10 - 0.18	$0.10 - 0.18	$0.18	$0.13 - 0.17	$1.75
Expected term (in years)	4.60 - 5.00	N/A	N/A	2.40 - 3.40	3.4 - 4.1
Expected volatility	146.0% - 168.0%	N/A	N/A	192.0% - 205.0%	66.2% - 70.8%
Risk-free interest rate	3.6% - 4.2%	N/A	N/A	3.9% - 4.2%	3.7%
Expected dividend yield	N/A	N/A	N/A	N/A	0.0%

(1)
Stock price amount for the period presented has been adjusted to reflect the 1-for-4.99 February 2026 Reverse Stock Split. See Note 2 for additional information.

Contingent Consideration

The following table sets forth a summary of the changes in fair values of the contingent consideration, which is comprised of the RegTech Contingent Consideration and the Lyocon Contingent Consideration, each as defined and described in Note 4:

	Three months ended June 30,
	2026
	RegTech Contingent Consideration	Lyocon Contingent Consideration	Total
Fair value, beginning balance	$482,916	$142,575	$625,491
Fair value at issuance	—	—	—
Change in fair value	351,042	17,481	368,523
Foreign currency translation adjustment	(9,572)	—	(9,572)
Fair value, ending balance	$824,386	$160,056	$984,442

	Six months ended June 30,
	2026
	RegTech Contingent Consideration	Lyocon Contingent Consideration	Total
Fair value, beginning balance	$—	$—	$—
Fair value at issuance	790,432	138,558	928,990
Change in fair value	46,661	21,498	68,159
Foreign currency translation adjustment	(12,707)	—	(12,707)
Fair value, ending balance	$824,386	$160,056	$984,442

The fair value of the RegTech Contingent Consideration and the Lyocon Contingent Consideration at issuance and through June 30, 2026 were each estimated using a Monte Carlo simulation based approach, a Level 3 valuation, with the range of significant inputs to the calculation of the fair value as follows:

Six months ended June 30,
2026
		RegTech Contingent Consideration		Lyocon Contingent Consideration
Stock price	$	N/A	$	N/A
Expected term (in years)		2.25 - 2.71		2.34 - 4.79
Expected volatility		42.5% - 60.0%		77.5%
Risk-free interest rate		3.6% - 4.1%		3.7% - 4.2%
Risk-adjusted discount rate		13.5% - 19.1%		19.4% - 23.5%
Expected dividend yield		N/A		N/A

August 2024 Convertible Note Derivative Liability

In March 2025, the remaining August 2024 Convertible Notes (the convertible notes issued by the Company in August 2024) were purchased by Indigo Capital and subsequently extinguished. For additional information, see Note 10.

The following table sets forth a summary of the changes in fair value of the Company's August 2024 Convertible Note Derivative Liability:

Six months ended June 30,
2025
Fair value, beginning balance	$37,900
Extinguishment of August 2024 Convertible Notes	(37,900)
Fair value, ending balance	$—

NOTE 8. COMMITMENTS AND CONTINGENCIES

Liqueous Settlement Agreement

In January 2025 and April 2025, in connection with a settlement and mutual release agreement entered into between the Company and Liqueous LP (“Liqueous”) (the "Liqueous Settlement Agreement"), as amended, the parties provided an immediate mutual release of claims and obligations through payments from Liqueous to the Company in an aggregate $1,450,000, of which $1,000,000 was paid during the first quarter of 2025. Such payment was made in connection with the issuance of the remaining 1,840,999 shares issued to extinguish an aggregate $411,865 of principal and accrued interest under the Junior Notes (the secured notes issued by the Company in 2023 and 2024 pursuant to the Junior Note Purchase Agreements) and, accordingly, reduced the loss on extinguishment of debt recorded in the six months ended June 30, 2025. In April 2025, the Company received $300,000 of the remaining $450,000 agreed upon under the Liqueous Settlement Agreement, which was recorded with other income (loss), net as a gain on settlement during the three and six months ended June 30, 2025.

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

Purchase Commitments

As of June 30, 2026 and 2025, the Company had $451,949 and $455,048, respectively, in outstanding firm purchase commitments to acquire inventory and research and development parts from suppliers for the Company's ongoing operations. The Company's purchase commitments do not reflect any liabilities that are included in its June 30, 2026 consolidated balance sheet.

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

The following table presents revenue from contracts with customers disaggregated by geography:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Europe	$520,875	$—	$919,739	$—
United States	4,052	—	12,832	—
Total	$524,927	$—	$932,571	$—

The following table presents revenue from contracts with customers disaggregated by product and service type:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Orbit:
SaaS and hosted software subscriptions	$85,661	$—	$134,160	$—
Application maintenance services	19,495	—	38,275	—
Total	105,156	—	172,435	—
Lyocon:
Product sales	380,121	—	697,709	—
Professional services revenue	39,650	—	62,427	—
Total	419,771	—	760,136	—
Total revenue	$524,927	$—	$932,571	$—

The following table presents revenue from contracts with customers disaggregated by the timing of revenue recognition:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Revenue recognized at a point in time	$419,771	$—	$760,136	$—
Revenue recognized over time	105,156	—	172,435	—
Total	$524,927	$—	$932,571	$—

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

	Accounts Receivable	Contract Assets	Contract Liabilities
December 31, 2025	—	—	—
June 30, 2026	395,003	13,160	494,323

The increases in accounts receivable, contract assets, and contract liabilities from December 31, 2025 to June 30, 2026 are attributable to the Orbit Change of Control and Lyocon Acquisition, further described in Note 4. The opening balances of accounts receivable, contract assets, and contract liabilities acquired in these business combinations are reflected in the Company’s condensed consolidated balance sheet beginning on the acquisition date.

The contract liability as of December 31, 2025 was nil, and accordingly no revenue was recognized during the six months ended June 30, 2026 from contract liabilities that existed at the beginning of the period. During the six months ended June 30, 2026 and 2025, the Company recognized $217,799 and nil, respectively, of revenue from contract liabilities assumed in the Orbit Change of Control and Lyocon Acquisition on January 15, 2026.

Remaining Performance Obligations

Remaining performance obligations represent the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied, or partially unsatisfied, as of the end of the reporting period. As of June 30, 2026, the aggregate transaction price allocated to unsatisfied performance obligations related to Lyocon revenue was $339,303, which the Company expects to recognize as revenue over the following three months. As of June 30, 2026, the aggregate transaction price allocated to unsatisfied performance obligations related to Orbit revenue was $572,395, which the Company expects to recognize as revenue through the end of 2027.

NOTE 10. DEBT

As of June 30, 2026 and December 31, 2025, the Company's outstanding debt consisted of the following:

	June 30, 2026	December 31, 2025
Current portion of debt:
December 2025 YA Debenture	$15,500,305	$25,255,308
2026 Brick Lane H&K Investment Note	14,025,000	—
Lyocon Convertible Notes	1,250,000	—
2025 Brick Lane Convertible Notes	—	191,179
2025 Indigo Capital Convertible Notes	—	51,059
2025 Diagonal Convertible Notes	—	285,662
Agile Note	—	8,140
2025 Bomore Convertible Notes	—	48,169
2025 Torcross Convertible Note	—	24,084
Liqueous Obligation	10,545	10,545
Current portion of debt	$30,785,850	$25,874,146

Extinguishment of Junior and Senior Notes Issued in 2023 and 2024

During the three and six months ended June 30, 2025, the Company issued nil and 2,252,074 shares of Common Stock to noteholders to extinguish principal and accrued interest under the Junior and Senior Notes. The reacquisition value of the debt was higher than the related carrying value, and thus resulted in an aggregate net loss on extinguishment of debt of $1,691,520 recorded in the condensed consolidated statement of operations and comprehensive for the six months ended June 30, 2025.

Foreclosure Collateral Sale

On March 5, 2025, as part of the foreclosure process initiated by the lead investor (the “Foreclosure”), the lenders holding the outstanding Senior Convertible Notes (the senior secured convertible notes issued by the Company in 2023 and 2024) held an auction for the sale of collateral securing the Company’s repayment obligations, which resulted in such lenders taking possession of such collateral in exchange for a full discharge and extinguishment of the Company’s $8,961,872 of indebtedness with respect to the Junior Notes and Senior Convertible Notes, as well as a loss on extinguishment of the Senior Convertible Notes of $1,682,641, of which $27,139 of this loss relates to related parties. The extinguishment of the Junior Notes did not result in a gain or loss on extinguishment as the proceeds deemed to be received by the holders of the Junior Notes in connection with the Foreclosure approximated the carrying value of the Junior Notes and all issuance costs were fully amortized. The loss on extinguishment of the Senior Convertible Notes is included within loss on extinguishment of debt within the condensed consolidated statement of operations and comprehensive loss for the six months ended June 30, 2025.

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

In February 2025, in connection with the Liqueous Settlement Agreement, as amended, the Company agreed to issue 1,283,813 pre-funded warrants exercisable into Common Stock, which included a nominal exercise price, to extinguish the Liqueous Obligation. In April 2025, through an additional amendment to the Liqueous Settlement Agreement, the Company agreed to settle the Liqueous Obligation through the issuance of 1,821,836 shares of Common Stock. As the Common Stock was not yet issued as of June 30, 2025, the Company continued to remain legally obligated under the terms of the Liqueous Obligation on that date.

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

In July 2025, following stockholder approval, the TAG Promissory Note was amended to permit TAG to convert any outstanding principal and unpaid accrued interest due under the TAG Promissory Note into shares of Common Stock at a conversion price equal to a 33.33% discount to the lowest daily volume weighted average price as reported by Bloomberg L.P. (“VWAP") during the 5 days prior to the conversion date. Certain conversion features of the TAG Promissory Note would typically be considered derivatives that would require bifurcation. The TAG Promissory Note is recorded at fair value, and the changes in the fair value are recorded within the condensed consolidated statement of operations and comprehensive loss. As the addition of the conversion feature resulted in debt that was considered substantially different, the amendment resulted in a loss on debt extinguishment of $1,094,914 included in the condensed consolidated statement of operations and comprehensive loss in the third quarter of 2025.

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

In July 2025, following stockholder approval, the AZ Promissory Note was amended to permit Mr. Zamboni to convert any outstanding principal and unpaid accrued interest due under the AZ Promissory Note into shares of Common Stock at a conversion price equal to a 33.33% discount to the lowest daily VWAP during the 5 days prior to the conversion date. Certain conversion features of the AZ Promissory Note would typically be considered derivatives that would require bifurcation. As such, the Company elected to account for the AZ Promissory Note at fair value, and the changes in the fair value are recorded within the condensed consolidated statement of operations and comprehensive loss. As the addition of the conversion feature resulted in debt that was considered substantially different, the amendment resulted in a loss on debt extinguishment of $1,745,201 included in the condensed consolidated statement of operations and comprehensive loss in the third quarter of 2025.

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

The 2025 Indigo Capital Convertible Notes generally bear no interest unless an event of default has occurred, at which time interest accrues at 15.0% per annum, have contractual maturity dates ranging from March 2026 through August 2026, and are convertible into shares of Common Stock at variable conversion prices, generally based on a percentage of the lowest VWAP over a specified period prior to conversion, with such percentages ranging from approximately 33% to 100% of the applicable VWAP.

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

Certain conversion features of the 2025 Indigo Capital Convertible Notes would typically be considered derivatives that would require bifurcation. As such, the Company elected to account for the 2025 Indigo Capital Convertible Notes at fair value, and the changes in the fair value are recorded within the condensed consolidated statement of operations and comprehensive loss.

During the three and six months ended June 30, 2025, the Company recorded a loss on issuance of debt of $181,351 and $889,151, respectively, representing the excess of the initial fair value of the 2025 March Indigo Capital Convertible Notes and 2025 April Indigo Capital Convertible Notes over the proceeds received and a loss on debt extinguishment of $163,500 and $2,286,903, respectively, representing the excess of the initial fair value of the 2025 March Indigo Capital Convertible Notes and 2025 April Indigo Capital Convertible Notes over the carrying amount of the previously outstanding indebtedness that was extinguished. During the three and six months ended June 30, 2025, debt issuance costs related to the 2025 Indigo Capital Convertible Notes of $40,000 and $60,000, respectively, were expensed as incurred and included within other income (loss), net on the condensed consolidated statements of operations and comprehensive loss.

Conversions

During the three months ended June 30, 2026 and 2025, Indigo Capital converted $12,516 and $917,803, respectively, of contractual principal and accrued interest, as applicable, under the 2025 Indigo Capital Convertible Notes, resulting in the issuance of 97,962 and 1,902,690, respectively, of shares of Common Stock to Indigo and a reduction in the fair value of the 2025 Indigo Capital Convertible Notes, with a corresponding increase to additional paid-in capital of $17,241 and $2,761,362, respectively.

During the six months ended June 30, 2026 and 2025, Indigo Capital converted $42,797 and $1,225,123, respectively, of contractual principal and accrued interest, as applicable, under the 2025 Indigo Capital Convertible Notes, resulting in the issuance of 141,233 and 2,767,073, respectively, of shares of Common Stock to Indigo and a reduction in the fair value of the 2025 Indigo Capital Convertible Notes, with a corresponding increase to additional paid-in capital of $55,134 and $3,668,940, respectively.

Principal

At June 30, 2026, the 2025 Indigo Capital Convertible Notes were no longer outstanding. For additional information regarding the fair value of the 2025 Indigo Capital Convertible Notes, see Note 7.

Agile Note

In May 2025, the Company entered into a Business Loan and Security Agreement with Agile Capital Funding, LLC and its affiliates (“Agile”), pursuant to which the Company issued to Agile a $525,000 face amount secured promissory note (the “Agile Note”). The Agile Note bore interest at 44.0%, and required weekly repayments of $27,000 through November 2025, totaling $756,000.

Certain features of the Agile Note would typically be considered derivatives that would require bifurcation. As such, the Company elected to account for the Agile Note at fair value, and the changes in the fair value are recorded within the condensed consolidated statements of operations and comprehensive loss.

The Company received net proceeds of $443,620 from the issuance of the Agile Note, which included (i) a debt discount of $25,000 and (ii) debt issuance costs of $56,380, which are included in other income (loss), net on the condensed consolidated statements of operations and comprehensive loss during the three and six months ended June 30, 2025.

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

Principal

At June 30, 2026, the Agile Note was no longer outstanding. For additional information regarding the fair value of the Agile Note, see Note 7.

2025 Diagonal Convertible Notes

In May and July 2025, the Company issued unsecured convertible promissory notes to 1800 Diagonal Lending LLC (“Diagonal”), including the “2025 Diagonal Convertible Note” issued in May and the “2025 July Diagonal Convertible Note”, collectively the “2025 Diagonal Convertible Notes”, in connection with capital infusions.

The 2025 Diagonal Convertible Notes bear interest at 10.0% per annum, which increases upon an event of default, and have contractual maturity dates ranging from February 2026 through April 2026. The 2025 Diagonal Convertible Notes are convertible into shares of Common Stock beginning 180 days after issuance at conversion prices generally equal to a 25% discount to the lowest trading price of the Common Stock during a specified period prior to conversion. The 2025 Diagonal Convertible Notes are subordinate to the Company’s Series A Preferred Stock with respect to dividend and liquidation rights and contain customary terms and conditions, including events of default.

Certain conversion features of the 2025 Diagonal Convertible Notes would typically be considered derivatives that would require bifurcation. As such, the Company elected to account for the 2025 Diagonal Convertible Notes at fair value, and the changes in the fair value are recorded within the consolidated statement of operations. The excess of the initial fair value of $399,955 of the 2025 Diagonal Convertible Note over the proceeds received was recorded as a loss on issuance of debt on the condensed consolidated statements of operations and comprehensive loss of $192,955 during the three and six months ended June 30, 2025.

The Company received net proceeds of $178,000 from the issuance of the 2025 Diagonal Convertible Note, which included (i) a debt discount of $20,700 and (ii) debt issuance costs of $29,000, which are included in other income (loss), net on the condensed consolidated statements of operations and comprehensive loss during the three and six months ended June 30, 2025.

Conversions

During the six months ended June 30, 2026, Diagonal converted the entire remaining $182,835 of contractual principal and accrued interest, as applicable, under the 2025 Diagonal Convertible Notes, resulting in the issuance of 281,455 shares of Common Stock to Diagonal and a reduction in the fair value of the 2025 Diagonal Convertible Notes, with a corresponding increase to additional paid-in capital of $250,755.

Principal

At June 30, 2026, the 2025 Diagonal Convertible Notes were no longer outstanding. Refer to Note 7 for additional information regarding the fair value of the 2025 Diagonal Convertible Notes.

2025 Boot Convertible Note

In May 2025, the Company entered into a Securities Purchase Agreement with Boot Capital LLC (“Boot”), pursuant to which the Company issued to Boot a $110,000 face amount convertible promissory note (the “2025 Boot Convertible Note”). The 2025 Boot Convertible Note bore interest at 10% and had a maturity date of February 28, 2026.

Certain conversion features of the 2025 Boot Convertible Note would typically be considered derivatives that would require bifurcation. As such, the Company elected to account for the 2025 Boot Convertible Note at fair value, and the changes in the fair value are recorded within the consolidated statement of operations. The excess of the initial fair value of $193,215 of the 2025 Boot Convertible Note over the proceeds received was recorded as a loss on issuance of debt on the condensed consolidated statements of operations and comprehensive loss of $93,215 during the three and six months ended June 30, 2025.

The Company received net proceeds of $84,000 from the issuance of the 2025 Boot Convertible Note, which included (i) a debt discount of $10,000 and (ii) debt issuance costs of $16,000, which are included in other income (loss), net on the condensed consolidated statements of operations and comprehensive loss during the three and six months ended June 30, 2025.

Principal

At June 30, 2026, the 2025 Boot Convertible Note was no longer outstanding. For additional information regarding the fair value of the 2025 Boot Convertible Note, see Note 7.

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

The 2025 Brick Lane Convertible Notes generally bear no interest unless an event of default has occurred, at which time interest accrues at 15.0% per annum, have contractual maturity dates ranging from April 2026 through September 2026, and are convertible into shares of Common Stock at variable conversion prices, generally based on a percentage of the lowest VWAP over a specified period prior to conversion, with such percentages ranging from approximately 70% to 100% of the applicable VWAP.

Certain conversion features of the 2025 Brick Lane Convertible Notes would typically be considered derivatives that would require bifurcation. As such, the Company elected to account for the 2025 Brick Lane Convertible Notes at fair value, and the changes in the fair value are recorded within the condensed consolidated statements of operations and comprehensive loss.

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

During the three and six months ended June 30, 2025, the Company recorded a loss on debt extinguishment of $1,071,997 related to the issuance of the 2025 June Brick Lane Convertible Notes to extinguish the 100,000 shares of the Company's outstanding Series A Preferred Stock, which represents the excess of the fair value of the 2025 June Brick Lane Convertible Notes over the carrying amount of the Series A Preferred Stock included in preferred stock liability on the consolidated balance sheet. Additionally, during the three and six months ended June 30, 2025, the Company recorded a loss on issuance of debt of $243,387 related to the 2025 June Brick Lane Convertible Notes, representing the excess of the initial fair value of $493,387 of the capital-infusion note over the $250,000 of proceeds received.

Conversions

During the three months ended June 30, 2026 and 2025, Brick Lane converted $125,000 and $1,050,000, respectively, of contractual principal and accrued interest, as applicable, under the 2025 Brick Lane Convertible Notes, resulting in the issuance of 1,118,168 and 1,362,829, respectively, of shares of Common Stock to Brick Lane and a reduction in the fair value of the 2025 Brick Lane Convertible Notes, with a corresponding increase to additional paid-in capital of $196,798 and $2,264,573, respectively.

During the six months ended June 30, 2026 and 2025, Brick Lane converted $146,734 and $1,050,000, respectively, of contractual principal and accrued interest, as applicable, under the 2025 Brick Lane Convertible Notes, resulting in the issuance of 1,145,356 and 1,362,829, respectively, of shares of Common Stock to Brick Lane and a reduction in the fair value of the 2025 Brick Lane Convertible Notes, with a corresponding increase to additional paid-in capital of $222,711 and $2,264,573, respectively.

Principal

At June 30, 2026, the 2025 Brick Lane Convertible Notes were no longer outstanding. Refer to Note 7 for additional information regarding the fair value of the 2025 Brick Lane Convertible Notes.

2025 Bomore Convertible Notes

In June 2025, the Company issued unsecured convertible notes to Bomore Opportunity Group Ltd ("Bomore"), the “2025 Bomore Convertible Notes”, in connection with both capital infusions and the exchange of previously outstanding Preferred Stock.

The 2025 Bomore Convertible Notes generally bore no interest, had contractual maturity dates in June 2026, and were convertible into shares of Common Stock at variable conversion prices, generally based on a percentage of the lowest VWAP over a specified period prior to conversion, with such percentages equal to 100% of the applicable VWAP.

Certain conversion features of the 2025 Bomore Convertible Notes would typically be considered derivatives that would require bifurcation. As such, the Company elected to account for the 2025 Bomore Convertible Notes at fair value, and the changes in the fair value are recorded within the condensed consolidated statements of operations and comprehensive loss.

During the three and six months ended June 30, 2025, the Company recorded a loss on debt extinguishment of $140,323 related to the issuance of the 2025 Bomore Convertible Notes to extinguish the 100,000 shares of the Company's outstanding Series A Preferred Stock, which represents the excess of the fair value of the 2025 Bomore Convertible Notes over the carrying amount of the Series A Preferred Stock included in preferred stock liability on the consolidated balance sheet.

Conversions

During the three months ended June 30, 2026 and 2025, Bomore converted nil and $1,050,000 of contractual principal and accrued interest, as applicable, under the 2025 Bomore Convertible Notes, resulting in the required issuance of nil and 652,063, respectively, of shares of Common Stock to Bomore, which were issued during the third quarter of 2025.

During the six months ended June 30, 2026 and 2025, Bomore converted $50,469 (the entire remaining balance) and $1,050,000, respectively, of contractual principal and accrued interest, as applicable, under the 2025 Bomore Convertible Notes, resulting in the required issuance of

63,133 and 652,063, respectively, of shares of Common Stock to Bomore and a reduction in the fair value of the 2025 Bomore Convertible Notes, with a corresponding increase to additional paid-in capital of $60,172 during the six months ended June 30, 2026. The shares related to the conversion during the three months ended June 30, 2025 were issued during the third quarter of 2025.

Principal

At June 30, 2026, the 2025 Bomore Convertible Notes were no longer outstanding. For additional information regarding the fair value of the 2025 Bomore Convertible Notes, see Note 7.

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

The 2025 Torcross Convertible Note generally bore no interest, had a contractual maturity date in June 2026, and was convertible into shares of Common Stock at a variable conversion price generally based on a percentage of the lowest VWAP over a specified period prior to conversion, with such percentage equal to approximately 80% of the applicable VWAP.

Certain conversion features of the 2025 Torcross Convertible Note would typically be considered derivatives that would require bifurcation. As such, the Company elected to account for the 2025 Torcross Convertible Note at fair value, and the changes in the fair value are recorded within the consolidated statement of operations. The excess of the initial fair value of $133,883 of the 2025 Torcross Convertible Note over the proceeds received was recorded as a loss on issuance of debt on the condensed consolidated statements of operations and comprehensive loss of $33,883 during the three and six months ended June 30, 2025.

Conversions

During the six months ended June 30, 2026, Torcross converted the entire remaining $20,187 of contractual principal and accrued interest, as applicable, under the 2025 Torcross Convertible Note, resulting in the issuance of 31,567 of shares of Common Stock to Torcross and a reduction in the fair value of the 2025 Torcross Convertible Note, with a corresponding increase to additional paid-in capital of $30,086.

Principal

At June 30, 2026, the 2025 Torcross Convertible Note was no longer outstanding. For additional information regarding the fair value of the 2025 Torcross Convertible Note, see Note 7.

2025 YA Debentures

In June and December 2025, the Company entered into financing arrangements with YA II PN, Ltd. (“YA”), including a debenture in the amount of $1,250,000, which closed in July 2025, the “2025 June YA Debenture”, and a debenture with an aggregate principal amount of $25,000,000, the “December 2025 YA Debenture”, collectively the “2025 YA Debentures”. The 2025 June YA Debenture bore interest at 8.0% per annum and matured in October 2025. The Company was required to use proceeds from its SEPA to repay amounts outstanding under this debenture, which was fully repaid during 2025. The December 2025 YA Debenture was issued at an original issue discount of 7.0%, resulting in gross cash proceeds to the Company of $23,250,000. Additionally, the December 2025 YA Debenture was issued with the December 2025 YA Warrants, as defined and further described in Note 12. The December 2025 YA Debenture matured on December 16, 2026, subject to extension at the option of the holder, and bore interest at a rate of 8.0% per annum on the outstanding principal balance, which upon the occurrence of an event of default, would increase to 18.0% per annum.

Beginning on March 18, 2026, and continuing on the same day of each successive month, the Company was required to make monthly installment payments of principal in the amount of $2,777,778, plus accrued and unpaid interest. In addition, unless otherwise agreed by the parties, all proceeds received by the Company under its SEPA, as defined and further described in Note 13, were required to be applied to the repayment of the December 2025 YA Debenture until it was paid in full.

The Company could, at its option, redeem all or a portion of the outstanding principal at any time for cash at an amount equal to the principal being redeemed plus accrued and unpaid interest through the redemption date. No prepayment penalty or make-whole premium applied. Upon acceleration following an event of default, all unpaid principal, accrued interest, and other amounts due under the December 2025 YA Debenture would become immediately due and payable. The December 2025 YA Debenture contained customary terms and conditions, including representations, warranties, and covenants. Subject to certain exceptions, while the December 2025 YA Debenture remained outstanding, the Company was restricted from entering into variable rate financing transactions without YA's prior written consent.

Certain features of the YA Debentures would typically be considered derivatives that would require bifurcation. As such, the Company elected to account for the December 2025 YA Debenture at fair value, and the changes in the fair value are recorded within the consolidated statement of operations. The excess of the initial fair value of $1,255,700 of the 2025 June YA Debenture over the proceeds received was recorded as a loss on issuance of debt on the condensed consolidated statement of operations and comprehensive loss of $155,700 during the third quarter of 2025. Additionally, as the $25,312,500 fair value of the December 2025 YA Debenture at inception was greater than the net proceeds received for the issuance of the December 2025 YA Debenture and the December 2025 YA Warrants, the Company recorded a $2,062,500 loss on issuance of debt in the fourth quarter of 2025 for the excess of the fair value of the December 2025 YA Debenture over the net proceeds received. Accordingly, no value was ascribed to the December 2025 YA Warrants.

The Company incurred debt issuance costs of $127,000 related to the issuance of the 2025 June YA Debenture, which is included within other income (loss), net on the consolidated statements of operations for the three and six months ended June 30, 2025. Issuance costs of $1,395,166 were incurred in connection with the December 2025 YA Debenture and December 2025 YA Warrants, which were allocated entirely to the December 2025 YA Debenture in the same manner as the proceeds, and are included in other income (loss), net on the condensed consolidated statements of operations and comprehensive loss during the fourth quarter of 2025.

During the three and six months ended June 30, 2026, the Company used proceeds under the SEPA, as well as existing cash, to repay $10,401,233 of principal and accrued interest under the December 2025 YA Debenture. During the third quarter of 2025, the Company used proceeds from the SEPA to pay all outstanding principal and interest under the 2025 June YA Debenture.

Principal

As of June 30, 2026, principal outstanding under the December 2025 YA Debenture was $15,466,230. For additional information regarding the fair value of the 2025 December YA Debenture, see Note 7. On July 17, 2026, the Company repaid the December 2025 YA Debenture in full with proceeds from the July 2026 Public Offering, as defined and described in Note 18. For additional information regarding the repayment of the December 2025 YA Debenture, see Note 18.

2026 Brick Lane H&K Investment Note

As further described in Note 4, in connection with the H&K Investment, the Company issued the 2026 Brick Lane H&K Investment Note in a principal amount of $15,000,000. The 2026 Brick Lane H&K Investment Note bears no interest except in the event of a default, has a March 19, 2027 maturity date, and is convertible for $0.756 per share, which was the closing VWAP on the day prior to the execution date of the H&K Investment Agreement, adjusted for the February 2026 Reverse Stock Split. Conversion of the 2026 Brick Lane H&K Investment Note is limited in the event stockholder approval of an increase in authorized shares is required, or when conversion would result in Brick Lane and its affiliates beneficially owning more than 9.9% of the Company's then outstanding shares of Common Stock. The 2026 Brick Lane H&K Investment Note is subordinate to (i) the currently outstanding Series A Preferred Stock, solely with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company, and (ii) the December 2025 YA Debenture. The Company is also required to file a registration statement for the resale of shares of Common Stock issuable upon conversion of the 2026 Brick Lane H&K Investment Note.

The Company elected the fair value option for the 2026 Brick Lane H&K Investment Note, whereby the 2026 Brick Lane H&K Investment Note was recorded at fair value at issuance of $23,350,000, with the excess over the fair value of the H&K Investment recorded as a loss on issuance of debt on the condensed consolidated statement of operations and comprehensive loss of $11,661,274 during the three months ended March 31, 2026. The note is subsequently remeasured at fair value each reporting period, with changes in the fair value recorded within the condensed consolidated statement of operations and comprehensive loss. For additional information regarding the fair value of the 2026 Brick Lane H&K Investment Note, see Note 7.

Principal

As of June 30, 2026, the outstanding principal amount under the 2026 Brick Lane H&K Investment Note was $15,000,000.

Lyocon Convertible Notes

On January 15, 2026, the Company consummated the Lyocon Acquisition, as further described in Note 4. Consideration transferred included two subordinated convertible notes (the “Lyocon Convertible Notes”) in the principal amount of $625,000 to each of the two sellers, which bore no interest, except in the event of a default, and matured on March 19, 2027. At maturity, the holder of a Lyocon Convertible Note could elect to convert all or a portion of the outstanding principal amount and accrued interest into shares of the Company’s Common Stock, at a conversion price of $1.47. At maturity, the holder of a Lyocon Convertible Note had the right to request the Company to satisfy all or a portion of the outstanding principal and accrued interest under such Lyocon Convertible Note in cash. The Company could elect to pay all or a portion of the outstanding principal amount and accrued interest under a Lyocon Convertible Note in cash in lieu of shares of Common Stock in the event the VWAP of the Common Stock during the 60 trading days immediately preceding the Lyocon Convertible Note Maturity Date was at least 30% higher than the conversion price.

In connection with the Lyocon Acquisition, the aggregate acquisition-date fair value of the Lyocon Convertible Notes was determined to be $1,422,000, exceeding the aggregate face amount of $1,250,000 by $172,000, which represented a substantial premium attributable to the embedded conversion feature and was recorded within additional paid-in capital on the condensed consolidated balance sheet as of March 31, 2026. As of June 30, 2026, the effective rate on the Lyocon Convertible Notes was nil.

Principal

As of June 30, 2026, the aggregate principal amount outstanding under the Lyocon Convertible Notes was $1,250,000. On July 17, 2026, the Company repaid the Lyocon Convertible Notes in full with proceeds from the July 2026 Public Offering, as defined and described in Note 18. For additional information regarding the repayment of the Lyocon Convertible Notes, see Note 18.

Maturities of Debt

Maturities of our debt principal as of June 30, 2026 are presented below:

June 30, 2026
Year ended December 31:
2026	$15,476,775
2027	16,250,000
Total debt maturities	$31,726,775

NOTE 11. EQUITY

Common Stock

2026 Reverse Stock Split

On February 27, 2026, the Company effected a 1-for-4.99 reverse stock split of its Common Stock (the “2026 Reverse Stock Split”) in order to regain compliance with the NYSE American Minimum Trading Price requirement, following a trading halt on February 13, 2026. All share and per share amounts of Common Stock and Common Stock equivalents included in these condensed consolidated financial statements have been retroactively adjusted to reflect the 2026 Reverse Stock Split for all periods presented. Fractional shares resulting from the 2026 Reverse Stock Split were rounded up to one whole share. The 2026 Reverse Stock Split did not change the number of authorized shares of Common Stock or the par value per share. For additional information, see Note 2.

February 2026 Offering

On February 17, 2026, the Company consummated a best efforts public offering (the "February 2026 Offering") of an aggregate of (i) 11,699,226 shares of Common Stock, (ii) pre-funded warrants (the "February 2026 Offering Pre-Funded Warrants") to purchase up to 10,162,680 shares of Common Stock (the "February 2026 Pre-Funded Warrant Shares"), and (iii) warrants (the "February 2026 Offering Common Warrants") to purchase up to 32,792,859 shares of Common Stock ("February 2026 Offering Common Warrant Shares"). Each purchaser of Shares (or February 2026 Offering Pre-Funded Warrants in lieu of Shares) received a February 2026 Offering Common Warrant exercisable for 150% of the aggregate number of Shares (or February 2026 Offering Pre-Funded Warrants in lieu of Shares) acquired by such purchaser. The combined offering price for each share of Common Stock and February 2026 Offering Common Warrant was $0.5489, and the combined offering price for each February 2026 Offering Pre-Funded Warrant and accompanying February 2026 Offering Common Warrant was $0.5484. For additional information related to the warrants issued with the February 2026 Offering, see Note 12.

The Company received gross proceeds of $11,994,929 from the February 2026 Offering and incurred $1,097,140 of issuance costs related to the February 2026 Offering, inclusive of the fair value of the February 2026 Offering Placement Agent Warrants, which were treated as a warrant issuance cost on the condensed consolidated statement of operations and comprehensive loss for the six months ended June 30, 2026, resulting in net cash proceeds of $10,897,789. The Company intends to use the net proceeds from the February 2026 Offering to pursue its announced business plans and for working capital and general corporate purposes.

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

The Company received gross proceeds of $11,994,834 from the 2025 Offering and incurred $1,668,303 of offering costs, including the initial fair value of the 2025 Offering Placement Agent Warrants, as defined below, of $417,815, which were recorded as a reduction of additional paid-in capital, resulting in net cash proceeds of $10,744,346. The Company used the net proceeds from this Offering to support the phased acquisitions of businesses and for working capital and general corporate purposes. The 2025 Offering was completed on the terms available to the Company at that time.

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

Series A Preferred Stock

The Company is authorized to issue 50,000,000 shares of preferred stock with a par value of $0.0001 per share (the “Preferred Stock”) with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2026 and December 31, 2025, there were 1,006,118 and 2,188,905, respectively, of shares of Preferred Stock issued and outstanding.

During June 2025, the Company purchased (i) 100,000 shares of Preferred Stock from Brick Lane and (ii) 100,000 shares of Preferred Stock from Bomore in exchange for a convertible note, as further described in Note 10.

In February 2026, the Company entered into an exchange agreement with Indigo Capital, pursuant to which it agreed to issue a pre-funded warrant (the “Indigo Pre-Funded Warrants”) in exchange for the extinguishment of 844,938 shares of Series A Preferred Stock. For additional information, see Note 12.

During May 2026, the Company entered into additional exchange agreements with Indigo Capital, pursuant to which it agreed to issue the Q2 2026 Indigo Pre-Funded Warrants, as defined and described in Note 12, in exchange for the extinguishment of an aggregate of 337,849 shares of Series A Preferred Stock. For additional information, see Note 12.

In July 2026, the Company entered into an exchange agreement with Indigo Capital, pursuant to which it agreed to issue a pre-funded warrant to purchase 12,589,084 shares of Common Stock to Indigo Capital in exchange for the extinguishment of 109,097 shares of Series A Preferred Stock.

Ranking

The Company’s Preferred Stock ranks senior to the Common Stock with respect to rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company.

Dividends

Holders of the Company’s Preferred Stock participate, on an as-converted basis (without regard to any conversion limitations) in all dividends paid to the holders of the Common Stock.

Conversion Rights

Prior to January 31, 2025, as further described under Redemption below, the Preferred Stock was convertible at any time into Common Stock at a conversion price equal to $1,996 (subject to equitable adjustment in the event of a stock split, stock consolidation, subdivision or certain other events of a similar nature that increase or decrease the number of shares of Preferred Stock outstanding (the “Original Issuance Price”)) divided by the lesser of (i) $2,295 and (ii) the greater of (x) 115% of the lowest VWAP per share of Common Stock for any consecutive ninety-trading day period prior to the calculation of such VWAP and (y) $998, in each case subject to adjustment as set forth in the Certificate of Designations (the “Conversion Price”).

Mandatory Conversion

If the VWAP is greater than 200% of the Conversion Price for any 20 trading days in a 30-day trading day period, the Company may elect to convert all, but not less than all, of the Preferred Stock then outstanding into Common Stock at a conversion rate with respect to each share of Preferred Stock equal to the Original Issuance Price as of the date of such conversion divided by the then applicable Conversion Price.

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

Redemption

On the second anniversary of the Closing Date, or January 31, 2025 (the “Test Date”), the Company is obligated to redeem the maximum portion of the Preferred Stock permitted by law in cash at an amount equal to the Original Issuance Price as of such date if the Conversion Price exceeds the VWAP. If, on the Test Date, the Conversion Price is equal to or less than the VWAP, the Company must convert all shares of Preferred Stock then outstanding into shares of Common Stock at the then applicable Conversion Price. Notwithstanding the foregoing, the Company shall not be required to redeem any shares of Preferred Stock to the extent the Company does not have legally available funds to effect such redemption. The mandatory redemption and conversion provisions described herein are further subject to certain limitations detailed in the Certificate of Designations. As a result of such redemption feature, the Company recorded the Preferred Stock at its redemption value and classified the Preferred Stock as mezzanine equity on the consolidated balance sheet through January 31, 2025. As the Conversion Price of the Preferred Stock exceeded the VWAP on the Test Date, the Company was obligated to redeem the Preferred Stock beginning at that time and, as such, reclassified such Preferred Stock from mezzanine equity to a current liability on January 31, 2025. The preferred stock current liability was initially recorded at its fair value on January 31, 2025 of $13,491,000 and subsequently remeasured to its redemption amount of $10.00 per share ($1,996 adjusted for the stock splits), or $23,889,050, as the Preferred Stock is currently mandatorily redeemable at such amount, with the difference between the initial fair value and carrying value of $10,398,050 recorded as an adjustment to net loss available to common stockholders on the condensed consolidated statement of operations and comprehensive loss for the six months ended June 30, 2025. The remeasurement of the liability subsequent to issuance to the redemption value of $10,398,050 is recorded within interest expense recognized on remeasurement of preferred stock liability on the condensed consolidated statement of operations and comprehensive loss for the six months ended June 30, 2025.

NOTE 12. WARRANTS

The following table provides a summary of the number of the Company's outstanding warrants:

	Exercise price	Expiration date	June 30, 2026	December 31, 2025
Liability-classified warrants:
February 2026 Offering Common Warrants	February 17, 2026 - August 17, 2026: $0.6587, August 18, 2026 - January 1, 2027: $0.5489 and January 2, 2027 - February 17, 2031: $0.287	February 2031	32,792,859	—
2025 Offering Common Stock Warrants	$0.8553	September 2030	—	377,460
Junior Note Warrants	$24.95	December 2028	172,209	172,209
Public Warrants	$2,295.40	January 2028	83,722	83,722
Total			33,048,790	633,391

Equity-classified warrants:
December 2025 $0.05 YA Warrants	$0.05	December 2030	—	16,032,065
December 2025 $1.25 YA Warrants	$1.25	December 2030	20,040,081	20,040,081
December 2025 $1.871 YA Warrants	$1.871	December 2030	5,010,021	5,010,021
December 2025 $2.35 YA Warrants	$2.35	December 2030	5,010,021	5,010,021
2025 Offering Placement Agent Warrants	$0.8907	September 2030	673,617	673,617
February 2026 Offering Placement Agent Warrants	$0.6861	February 2031	437,239	—
June 2023 Senior Note Warrants	$205.59	June 2028	67,177	67,177
August 2024 Warrants Issued with Junior Notes	$10.88 — $15.87	August 2029	3,987	3,987
Total			31,242,143	46,836,969

The following table provides a summary of the activity related to the number of the Company's outstanding warrants during the six months ended June 30, 2026:

	Warrants Outstanding at December 31, 2025	Issuances	Exercises	Warrants Outstanding at June 30, 2026	Shares of Common Stock Issued Upon Exercise
Liability-classified warrants:
February 2026 Offering Common Warrants	—	32,792,859	—	32,792,859	—
February 2026 Offering Pre-Funded Warrants	—	10,162,680	(10,162,680)	—	10,162,680
2025 Offering Common Stock Warrants	377,460	—	(377,460)	—	1,966,246
Junior Note Warrants	172,209	—	—	172,209	—
Public Warrants	83,722	—	—	83,722	—
Total	633,391	42,955,539	(10,540,140)	33,048,790	12,128,926

Equity-classified warrants:
December 2025 $0.05 YA Warrants	16,032,065		(16,032,065)	—	16,032,065
December 2025 $1.25 YA Warrants	20,040,081			20,040,081	—
December 2025 $1.871 YA Warrants	5,010,021			5,010,021	—
December 2025 $2.35 YA Warrants	5,010,021			5,010,021	—
2025 Offering Placement Agent Warrants	673,617			673,617	—
Indigo Pre-Funded Warrants	—	11,176,650	(11,176,650)	—	11,170,330
February 2026 Offering Placement Agent Warrants	—	437,239		437,239	—
Q2 2026 Indigo Pre-Funded Warrants	—	28,832,411	(28,832,411)	—	28,814,774
June 2023 Senior Note Warrants	67,177			67,177	—
August 2024 Warrants Issued with Junior Notes	3,987			3,987	—
Total	46,836,969	40,446,300	(56,041,126)	31,242,143	56,017,169

Liability-Classified Warrants

February 2026 Offering Pre-Funded Warrants and February 2026 Offering Common Warrants

On February 17, 2026, in connection with the February 2026 Offering as described in Note 11, the Company issued 10,162,680 liability-classified February 2026 Pre-Funded Warrants to purchase shares of Common Stock and 32,792,859 liability-classified February 2026

Offering Common Warrants to purchase shares of Common Stock. The warrants may be exercised in whole or in part for cash or, in certain circumstances, on a cashless basis, subject to certain beneficial ownership limitations. Net proceeds from the February 2026 Offering were first allocated to the liability-classified February 2026 Offering Pre-Funded Warrants and February 2026 Offering Common Warrants at their aggregate issuance date fair value of $18,918,964, which was greater than the proceeds received from the February 2026 Offering of $11,994,929, therefore the Company recorded a loss on issuance of warrants on the condensed consolidated statement of operations and comprehensive loss of $6,924,035 for the six months ended June 30, 2026, with no residual net proceeds allocated to the Common Stock and February 2026 Offering Placement Agent Warrants. Changes in the fair value of the February 2026 Offering Pre-Funded Warrants and February 2026 Offering Common Warrants are included within change in fair value of warrant liabilities in the condensed consolidated statement of operations and comprehensive loss for the six months ended June 30, 2026.

2025 Offering Common Stock Warrants

On September 16, 2025, in connection with the 2025 Offering as described in Note 11, the Company issued 25,260,605 liability-classified 2025 Offering Common Stock Warrants to purchase shares of Common Stock. Each 2025 Offering Common Stock Warrant is immediately exercisable, has an exercise price of $0.8553 per share, subject to adjustment upon certain events, and expires on September 16, 2030. The warrants may be exercised in whole or in part for cash or, in certain circumstances, on a cashless basis, subject to certain beneficial ownership limitations. Net proceeds from the 2025 Offering were first allocated to the liability-classified 2025 Offering Common Stock Warrants at their aggregate issuance date fair value of $20,747,899, which was greater than the net proceeds received from the 2025 Offering of $10,744,346, therefore the Company recorded a loss on issuance of warrants on the condensed consolidated statement of operations and comprehensive loss of $8,756,303 in the third quarter of 2025, with no residual net proceeds allocated to the Common Stock and 2025 Offering Pre-Funded Warrants. Changes in the fair value of the 2025 Offering Common Stock Warrants are included within change in fair value of warrant liabilities in the condensed consolidated statements of operations and comprehensive loss.

Junior Note Warrants

In connection with the issuance of certain Junior Notes during 2023, which were extinguished in early 2025 as discussed in Note 10, the Company issued the Junior Note Warrants to purchase up to 110,221 shares of Common Stock. The Junior Note Warrants currently outstanding have an exercise price equal to $24.95 per share (subject to adjustment per the Junior Note Purchase Agreements) and expire on December 6, 2028. The Junior Note Purchase Agreements provided for the issuance of additional warrants if the related Junior Notes remained outstanding for specified periods following issuance, including at six and nine months, and as a portion of the Junior Notes were outstanding at each of these measurement dates in 2024, the Company was required to issue 61,988 additional warrants pursuant to the Junior Note Purchase Agreements during 2024.

Public Warrants

In connection with the closing of the Business Combination, Nuburu assumed the 83,722 Public Warrants outstanding on the date of closing, all of which were outstanding as of June 30, 2026. However, on December 12, 2023, the NYSE notified the Company and publicly announced that the NYSE had determined to (a) commence proceedings to delist the Company’s Public Warrants, each whole Public Warrant exercisable to purchase one share of Common Stock at a price of $2,295.40 per share, and listed to trade on the NYSE under the symbol “BURU WS”, and (b) immediately suspend trading in the Public Warrants due to “abnormally low” trading price levels. As such, the Public Warrants were determined to have no value in the financial statements as of June 30, 2026 and 2025.

Equity-Classified Common Stock Warrants

Q2 2026 Indigo Pre-Funded Warrants

During the three months ended June 30, 2026, the Company issued pre-funded warrants to purchase an aggregate of 28,832,411 shares of Common Stock (collectively, the "Q2 2026 Indigo Pre-Funded Warrants") to Indigo Capital, in multiple tranches, in exchange for the extinguishment of an aggregate of 337,849 shares of our Series A Preferred Stock. The exchange was accounted for as an extinguishment of preferred stock, with the carrying value of the Series A Preferred Stock of $3,378,490 derecognized and the fair value of the Q2 2026 Indigo Pre-Funded Warrants of $4,951,802 recognized within additional paid-in capital, as the Q2 2026 Indigo Pre-Funded Warrants were determined to be equity-classified, with the difference of $1,573,312 recognized as a deemed dividend reflected as an adjustment to net loss available to common stockholders for the three and six months ended June 30, 2026. Because the Q2 2026 Indigo Pre-Funded Warrants had a nominal exercise price per share and were immediately exercisable, their fair value at issuance was determined based on the closing price of Common Stock on each issuance date, less the exercise price.

In July 2026, the Company issued a pre-funded warrant to purchase 12,589,084 shares of Common Stock to Indigo Capital in exchange for the extinguishment of 109,097 shares of our Series A Preferred Stock.

February 2026 Offering Placement Agent Warrants

On February 17, 2026, in connection with the February 2026 Offering as described in Note 11, the Company issued to the February 2026 Placement Agent or its designees 437,239 February 2026 Offering Placement Agent Warrants to purchase shares of Common Stock. The February 2026 Offering Placement Agent Warrants have an exercise price of $0.6861 per share, are exercisable beginning six months from the date of issuance and expire on the five-year anniversary of the closing date of the February 2026 Offering. The warrants are exercisable in whole or in part for cash or, in certain circumstances, on a cashless basis, subject to certain beneficial ownership limitations. The issuance date fair value of the February 2026 Offering Placement Agent Warrants of $185,018 was treated as an equity-issuance cost and reduction in additional-paid in capital, and was estimated using the Black Scholes valuation model, a Level 3 valuation, with the following assumptions:

Upon Issuance
February 2026 Offering Placement Agent Warrants:
Stock price	$0.48
Expected term (in years)	5.0
Expected volatility	146.0%
Risk-free interest rate	3.6%
Expected dividend yield	0.0%

Indigo Pre-Funded Warrants

On February 6, 2026, we entered into an exchange agreement with Indigo Capital, pursuant to which we agreed to issue 11,176,650 Indigo Pre-Funded Warrants in exchange for the extinguishment of 844,938 shares of our Series A Preferred Stock. The exchange was accounted for as an extinguishment of preferred stock, with the carrying value of the Series A Preferred Stock of $8,449,380 derecognized and the fair value of the Indigo Pre-Funded Warrants of $8,923,438 recognized within additional paid-in capital, as the Indigo Pre-Funded Warrants were determined to be equity-classified, with the difference of $474,058 recognized as a deemed dividend reflected as an adjustment to net loss available to common stockholders. Because the Indigo Pre-Funded Warrants had a nominal exercise price per share and were immediately exercisable, their fair value at issuance was determined based on the closing price of the Common Stock on February 6, 2026, less the exercise price.

December 2025 YA Warrants

In connection with the issuance of the December 2025 YA Debenture, as further described in Note 10, the Company issued warrants to purchase an aggregate of 46,092,185 shares of Common Stock consisting of (i) warrants exercisable for 16,032,065 shares at an exercise price of $0.05 per share (the "December 2025 $0.05 YA Warrants"), (ii) warrants exercisable for 20,040,081 shares at an exercise price of $1.25 per share (the "December 2025 $1.25 YA Warrants"), (iii) warrants exercisable for 5,010,021 shares at an exercise price of $1.871 per share (the "December 2025 $1.871 YA Warrants") and (iv) warrants exercisable for 5,010,021 shares at an exercise price of $2.35 per share (the "December 2025 $2.35 YA Warrants") (collectively, the "December 2025 YA Warrants"). The December 2025 YA Warrants are exercisable anytime from issuance through the expiration date of December 17, 2030.

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

The Company entered into a registration rights agreement requiring the Company to file a registration statement covering the resale of the warrant shares and, subject to certain exceptions, restricting the Company from filing other registration statements until such shares are registered. The December 2025 YA Warrants were registered by the Company pursuant to a Registration Statement on Form S-1 filed with the SEC on December 23, 2025, under the Securities Act (File No. 333-292426), and declared effective by the SEC on January 7, 2026.

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

June 2023 Senior Note Warrants

In connection with the issuance of Senior Notes, which were extinguished in early 2025 as discussed in Note 10, the Company issued the Senior Note Warrants to purchase up to 57,710 shares of Common Stock pursuant to the June 12, 2023 Senior Note Purchase Agreement and 9,467 shares of Common Stock pursuant to the June 16, 2023 Senior Note Purchase Agreement.

Pre-Funded Warrants

On May 1, 2024, the Company entered into a Pre-Funded Warrant Purchase Program (the “Program”) with strategic investors, pursuant to which from time-to-time the Company could sell and the investors could acquire pre-funded warrants, up to a total purchase price to the Company equal to $15,000,000. The exercise price for pre-funded warrants is substantially paid by the purchaser at closing and, as a result, such warrants may be exercised in the future with a nominal exercise price payment. Investors also received a warrant to acquire the same number of shares covered by the pre-funded warrant for a purchase price equal to 150% of the relevant pre-funded warrant purchase price exercisable for a period of 5 years. Each specific transaction was entered into on terms agreed by the parties; provided however, that in no case would the purchase price per share be less than 110% of the closing price per share of Common Stock on the trading day immediately preceding the date of purchase. Contemporaneously with the acquisition of pre-funded warrants, the investors could also voluntarily convert outstanding notes previously issued by the Company; provided that such transactions, as a whole, could not result in an effective direct or indirect discount to market price to the investors of greater than 30%. During 2024, the Company issued 167,759 pre-funded warrants for total cash proceeds of $2,139,866 in pre-funded warrants pursuant to the Program (the "Pre-Funded Warrants").

Pre-Funded Warrants Modification — In February 2025, in connection with the Liqueous Settlement Agreement, as amended, the Company agreed to (i) modify 133,349 outstanding equity-classified Pre-Funded Warrants issued in connection with the Program during 2024, resulting in the issuance of 730,946 equity-classified pre-funded warrants outstanding immediately after the modification exercisable into Common Stock and (ii) modify the remaining 34,411 outstanding equity-classified Pre-Funded Warrants issued in connection with the Program during 2024, resulting in 1,875,930 pre-funded warrants outstanding immediately after the modification that were concurrently exercised into 1,875,930 shares of Common Stock for no additional cash consideration, as the modified pre-funded warrants had a nominal exercise price (the "Pre-Funded Warrants Modification"). As a result of the Liqueous Settlement Agreement, there will not be further issuances under the Program.

The Company accounted for the Pre-Funded Warrants Modification in accordance with ASC 815, Derivatives and Hedging, where the effect of a modification shall be measured as the difference between the fair value of the modified warrant and the fair value of the original warrant immediately before its terms are modified, with each measured on the modification date. As a result of the Pre-Funded Warrants Modification, which was not contemplated as a result of an equity or debt financing, but rather, as a settlement of any claims between the parties related to non-performance of obligations under certain previous agreements executed between the Company and Liqueous, the Company recorded (i) an increase to equity of $3,076,380, and a corresponding deemed dividend, related to the incremental fair value of the modified Pre-Funded Warrants over the fair value of the original Pre-Funded Warrants, each measured on the modification date and (ii) a loss on settlement of an aggregate $2,026,380, which represents the incremental fair value of the modified Pre-Funded Warrants over the fair value of the original Pre-Funded Warrants, each measured on the modification date, less cash received or receivable related to the Liqueous Settlement Agreement of $1,050,000. The loss on settlement is recorded in loss on extinguishment of debt on the condensed consolidated statement of operations and comprehensive loss during the three months ended March 31, 2025.

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

NOTE 13. STANDBY EQUITY PURCHASE AGREEMENT

On May 30, 2025, the Company entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, Ltd. (the “SEPA Investor”), pursuant to which the Company has the right, but not the obligation, to sell to the Investor up to $100,000,000 of its Common Stock, subject to the terms and conditions set forth in the SEPA. The Company may, from time to time in its discretion, direct the SEPA Investor to purchase shares of Common Stock by delivering an advance notice (an “Advance”). The purchase price for shares sold pursuant to an Advance is generally equal to 97% of the lowest VWAP of the Common Stock during a specified pricing period, subject to a minimum acceptable price established by the Company. The Company is not permitted to deliver an Advance to the SEPA Investor requiring it to purchase Common Stock while trading of the Common Stock on the Company’s Principal Market (as defined in the SEPA) is suspended. Trading of the Common Stock was suspended on the Principal Market on July 17, 2026, and such suspension remains in effect.

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

The SEPA is accounted for as a liability at fair value under ASC 815, Derivatives and Hedging, as it includes an embedded put option and an embedded forward contract that do not meet the indexed to equity and the equity classification scope exception. The put option is recognized at inception, and the forward option is recognized upon issuance of notice for the sale of Common Stock. The fair value of the derivative liability related to the embedded put option is included within SEPA liability on the condensed consolidated balance sheet, and was estimated at $2,582,724 at inception of the agreement, with changes in fair value each reporting period recognized within change in fair value of SEPA liability on the condensed consolidated statements of operations and comprehensive loss.

As consideration for the SEPA Investor’s commitment to purchase the shares of Common Stock pursuant to the SEPA, the Company incurred (i) a structuring fee payable to the SEPA Investor in the amount of $25,000, (ii) a commitment fee payable to the SEPA Investor in Common Stock in an amount equal to 1% of the Commitment Amount, or $1,000,000, paid 50% on execution of the SEPA and 50% 90 days following the date of the SEPA and (iii) legal expenses of $50,000 related to the issuance of the SEPA. Such fees are included within SEPA fees and issuance costs on the condensed consolidated statement of operations and comprehensive loss for the three and six months ended June 30, 2025. The 50% portion of the commitment fee payable that was owed at execution of the SEPA resulted in the issuance of 267,059 shares of Common Stock to the SEPA Investor during the second quarter of 2025. Additionally, on July 15, 2025, the Company issued the remaining 267,059 shares of Common Stock to the SEPA Investor.

During the three and six months ended June 30, 2026, the Company sold 45,175,456 and 56,195,437 shares, respectively, of Common Stock under the SEPA for aggregate proceeds of $8,823,764 and $10,996,535, respectively, of which $6,759,381 and $8,380,452, respectively, was used to repay a portion of the outstanding principal balance of the December 2025 YA Debenture, and $268,812 and $820,512, respectively, was applied to accrued interest on the December 2025 YA Debenture.

As of June 30, 2026, the Company had issued 6,666,667 shares of Common Stock to the SEPA Investor in connection with prior advance notices under the SEPA for which proceeds had not yet been received, as the SEPA Investor was unable to sell such shares due to minimum acceptable price provisions, which remained subject to settlement in connection with future advance notices. In July 2026, the Company issued 9,476,667 shares of Common Stock under the SEPA, inclusive of the 6,666,667 shares described above, generating gross proceeds of approximately $918,454, none of which was used to repay the outstanding principal balance or related accrued interest under the December 2025 YA Debenture.

NOTE 14. STOCK-BASED COMPENSATION

As of June 30, 2026, the Company had an active stock-based incentive compensation plan and an employee stock purchase plan: the 2022 Equity Incentive Plan (the “2022 Plan”) and the 2022 Employee Stock Purchase Plan (the “ESPP”). All new equity compensation grants were issued under these two plans; however, outstanding awards previously issued under inactive plans will continue to vest and remain exercisable in accordance with the terms of the respective plans.

The 2022 Plan provides for the grant of stock and stock-based awards including stock options, restricted stock, restricted stock units, performance awards, and stock appreciation rights. As of June 30, 2026, there were approximately 16,500 shares available for grant under the 2022 Plan and approximately 151,000 shares available for grant under the ESPP. Effective July 1, 2026, the shares available for grant under the 2022 Plan and the ESPP increased by 36,400 and 7,300 shares, respectively, in accordance with the terms of the respective plans.

Stock-Based Compensation Expense

Total stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations and comprehensive loss is classified as follows:

	Three Months Ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Cost of revenue	$—	$—	$—	$105,734
Research and development	—	—	—	93,425
Selling and marketing	191,375	6,381	382,750	202,869
General and administrative	9,755	291,101	20,941	392,618
Total stock-based compensation expense	$201,130	$297,482	$403,691	$794,646

The Company’s stock-based compensation expense is based on the value of the portion of stock-based payment awards that are ultimately expected to vest. During the three months ended June 30, 2026 and 2025 and six months ended June 30, 2026 and 2025, stock-based compensation relating to stock-based awards granted to consultants was $191,375 and $22,127, respectively, and $382,750 and $241,443, respectively, which includes expense that relates to the arrangements further described below under Common Stock Issued for Services.

Restricted Stock Units

The Company had no outstanding restricted stock units ("RSUs") as of June 30, 2026 and December 31, 2025. The total grant date fair value of RSUs vested was nil and $417,174 during the six months ended June 30, 2026 and 2025, respectively.

As of June 30, 2026, there was no unrecognized stock-based compensation cost related to RSUs.

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

The following table shows a summary of the Company's stock option activity for the six months ended June 30, 2026:

	Number of Stock Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2025	50,968	$4.80	9.5	$4,306.53
Options cancelled or forfeited	(1,187)	$113.77
Options outstanding at June 30, 2026	49,781	$2.20	9.2	$—
Options exercisable at June 30, 2026	37,330	$2.63	9.2	$—
Options vested and expected to vest at June 30, 2026	49,781	$2.20	9.2	$—

As of June 30, 2026, total unrecognized stock-based compensation cost related to stock options was $7,702, which is expected to be recognized over a weighted-average period of 0.17 years.

The Company estimates the fair value of the options utilizing the Black-Scholes option pricing model, which is subjective and dependent upon several variables, including expected option term, expected volatility of the Company’s share price over the expected term, expected risk-free interest rate over the expected option term and expected dividend yield rate over the expected option term. The Company uses the simplified method to estimate expected term of its stock options, which represents an estimate of the period of time utilizing the mid period of the vesting dates and the expiration date, because it does not have sufficient historical exercise data due to the recency of its IPO. The risk-free interest rate is based on the term structure of interest rates at the time of the option grant based on the determined term utilized. Expected volatility is based on the weighted average of the historical returns on our stock and a group of comparable companies. There were no options granted during the three months ended June 30, 2026 and 2025.

Common Stock Issued for Services

During 2025, the Company entered into arrangements with non-employee consultants for services to be provided in exchange for (i) the issuance of 767,573 shares of Common Stock, (a) 200,401 of which were equity-classified, with 100,201 of those shares relating to services previously provided and the remaining 100,200 shares relating to services to be provided over the term of the agreement, and (b) 567,172 of which were liability-classified, and for which all services have not yet been provided by the non-employee consultants, all of which were issued during the second quarter of 2025, and (ii) the required quarterly issuance of a variable number of shares of Common Stock equal to $25,000, priced based on the average closing price of the Common Stock for the previous five trading dates prior to issuance, which are liability-classified. The amount of 567,172 shares of Common Stock was adjustable, as of the earlier of a resale registration statement's effectiveness or six months from the date of the agreement, to ensure an aggregate market value of $600,000, with shares of Common Stock forfeited if the value was higher and additional shares of Common Stock issued if lower. In accordance with this provision, during the fourth quarter of 2025, the Company issued an additional 285,598 shares of Common Stock.

As of June 30, 2026, the Company was required to issue 321,428 shares of Common Stock pursuant to the required quarterly issuances under the arrangement, which had not yet been issued as of June 30, 2026. During the three months ended June 30, 2026 and 2025, there were no issuances of shares of Common Stock pursuant to this arrangement. During the six months ended June 30, 2026 and 2025, there were 28,960 and nil, respectively, of shares of Common Stock issued pursuant to this arrangement.

Equity-classified awards

Stock-based compensation expense for the equity-classified awards was recognized based on the fair value of the Common Stock on the date of grant over the requisite service period. For the three months ended June 30, 2026 and 2025 and six months ended June 30, 2026 and 2025, the total stock-based compensation expense recognized for the equity-classified awards was $16,375 and $16,375, respectively, and $32,750 and $152,833, respectively. Additionally, as of June 30, 2026 and December 31, 2025, as the non-employee consultants had not provided all services related to the 100,200 shares issued where the service term had not ended, $43,667 and $76,415, respectively, was recorded within prepaid expenses and other current assets on the condensed consolidated balance sheets, which is amortized using the straight-line method to stock-based compensation expense over the remaining requisite service period.

Liability-classified awards

Liability-classified awards represent compensation for services to be provided over the term of the agreements, and are measured based on a fixed monetary value to be paid to the non-employee consultants settled through the issuance of a variable number of shares of Common Stock.

For the three months ended June 30, 2026 and 2025 and six months ended June 30, 2026 and 2025, the total stock-based compensation expense recognized for the liability-classified awards was $175,000 and nil, respectively, and $350,000 and $50,000, respectively. As of each of June 30, 2026 and December 31, 2025, $50,000 was included within accrued expenses on the condensed consolidated balance sheet related to the required quarterly issuance of Common Stock. Additionally, as of June 30, 2026 and December 31, 2025, as the non-employee consultants had not provided all services related to the 852,770 shares issued and the service term had not ended, $225,000 and $525,000, respectively, was recorded within prepaid expenses and other current assets on the condensed consolidated balance sheets, which is amortized using the straight-line method to stock-based compensation expense over the remaining requisite service period.

Market-Based Awards

During the six months ended June 30, 2026, the Company entered into arrangements with certain employees and a non-employee consultant that provide for the potential issuance of equity awards pursuant to the 2022 Plan subject to market conditions.

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

The awards are subject to continuous service and vest on January 20, 2027. The arrangement includes change of control protections and good-leaver protections. Additionally, the awards include a mandatory fallback cash settlement mechanism that if the equity award cannot be settled within 90 days after January 20, 2027 (or by March 31, 2027, if earlier), it must first attempt to reserve shares at its next evergreen share pool renewal, and if the award has still not been settled in equity within 183 days after that outside date, the Company is required to pay the consultant in cash based on the earned success fee value, with any partial equity settlement reducing the cash obligation dollar-for-dollar. Additionally, in the event of a change of control, the consultant may elect settlement in cash or in the same form of consideration received by common stockholders. As of and for the three and six months ended June 30, 2026, the stock-based compensation expense and associated liability were each immaterial.

The Company determined the fair value using a Monte Carlo simulation based approach, a Level 3 valuation, with the following assumptions:

Six months ended June 30,
2026
Stock Price	$$0.1281 - $0.2100
Expected term (in years)	0.50 - 0.90
Expected volatility	154.0% - 168.0%
Risk-free interest rate	3.4% - 3.9%
Expected dividend yield	0.0%

Lyocon Acquisition Awards

On January 15, 2026, in connection with the Company's incentive plan related to the Lyocon Acquisition discussed in Note 4, the Company issued equity awards to each of the Lyocon sellers pursuant to the 2022 Plan to be settled in Common Stock based on performance targets tied to the Company's stock price. Under the equity awards, (i) if the share price of Common Stock reaches $3.49 for over 20 consecutive trading days in 2026, the participant is entitled to equity awards equal to 0.07% of the Company’s market cap; (ii) if the share price of Common Stock reaches $4.99 for over 20 consecutive trading days in 2026, the participant is entitled to equity awards equal to 0.10% of the Company’s market cap; or (iii) if the share price of Common Stock reaches $9.98 for over 20 consecutive trading days in 2026, the participant is entitled to equity awards equal to 0.15% of the Company’s market cap. The highest target achieved within 2026 determines the value of the equity award for 2026 for each seller. The equity incentive for each employee is non-cumulative; the highest target achieved within the fiscal year determines the value of the equity grant at year-end. The awards are subject to continuous employment and vest on January 20, 2027. As of and for the three and six months ended June 30, 2026, the stock-based compensation expense and associated liability were each immaterial.

The Company determined the fair value using a Monte Carlo simulation based approach, a Level 3 valuation, with the following assumptions:

Six months ended June 30,
2026
Stock Price	$$0.1281 - $0.1837
Expected term (in years)	0.50 - 1.00
Expected volatility	154.0% - 175.0%
Risk-free interest rate	3.5% - 3.9%
Expected dividend yield	0.0%

NOTE 15. INCOME TAXES

Due to its current operating losses, the Company recorded no provision for or benefit from income taxes during the three and six months ended June 30, 2026 and 2025. Accordingly, the Company’s effective tax rate was 0% for each of those periods. During the three and six months ended June 30, 2026, the Company recognized discrete tax items related to shortfalls from share-based compensation. The tax effects of these items were fully offset by corresponding changes in the valuation allowance and, therefore, did not result in income tax expense or benefit for the periods presented.

Following the January 2026 Orbit Change of Control and Lyocon Acquisition, the Company has Italian operations; however, the related pre-tax income and loss were not significant for the three and six months ended June 30, 2026, and the Company’s tax activity remained limited to U.S. federal and state jurisdictions.

In connection with the Lyocon Acquisition, the Company recognized a deferred tax liability of approximately $173,000 primarily related to differences between the financial reporting values and tax bases of acquired indefinite-lived intangible assets. The deferred tax liability was recorded as part of the acquisition-date purchase accounting, with a corresponding increase to goodwill. Because the related temporary differences do not have a predictable reversal date, the liability was not considered a source of future taxable income in evaluating the realizability of certain deferred tax assets.

Due to the Company’s history of cumulative losses and after considering all the available objective evidence, management concluded that it is not more likely than not that all of the Company’s net deferred tax assets will be realized in the future. Accordingly, the Company’s deferred tax assets, which include net operating loss (“NOL”) carryforwards and tax credits related primarily to research and development, continue to be subject to a valuation allowance as of June 30, 2026. The Company expects to continue to maintain a full valuation allowance until there is sufficient evidence to support recoverability of its deferred tax assets.

Utilization of the NOL carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended, and similar state provisions. Generally, in addition to certain entity reorganizations, the limitation applies when one or more "5-percent stockholders" increase their ownership, in the aggregate, by more than 50 percentage points over a 36-month testing period, or beginning the day after the most recent ownership change, if shorter. The Company has determined that a Section 382 change in ownership occurred during 2023. As a result of this change in ownership, we expect that certain of the Company's NOLs may not be utilized in the future to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. However, due to the full valuation allowance recorded as of June 30, 2026, the limitation does not affect the Company's results of operations for the periods presented.

NOTE 16. NET LOSS PER SHARE

The details of our net loss attributable to common stockholders, basic and diluted EPS are set forth below:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(6,475,862)	$(12,224,975)	$(6,935,760)	$(28,836,400)
Deemed dividend in connection with extinguishment of preferred stock through issuance of warrants	(1,573,312)	—	(2,047,370)	—
Reclassification of convertible preferred stock from mezzanine equity to liability	—	—	—	10,398,050
Deemed dividend in connection with modification of pre-funded warrants	—	—	—	(3,076,380)
Net loss attributable to common stockholders	$(8,049,174)	$(12,224,975)	$(8,983,130)	$(21,514,730)
Denominator:
Weighted-average shares outstanding — basic and diluted	199,852,017	13,283,472	159,264,585	9,974,164
Net loss per share — basic and diluted	$(0.04)	$(0.92)	$(0.06)	$(2.16)

For additional information regarding the adjustments to arrive at net loss attributable to common stockholders, see Notes 11 and 12.

Pre-funded warrants are included in basic and diluted weighted-average shares outstanding as they are exercisable for nominal consideration and are considered outstanding Common Stock equivalents. Contingently issuable shares are included in basic and diluted EPS only when all specified contingencies other than time have been satisfied. Shares issuable in connection with the SEPA are excluded from basic EPS because issuances are contingent on meeting price thresholds, volume limitations, and regulatory caps. As those contingencies were not satisfied as of June 30, 2026, no shares issuable under the SEPA were included in the denominator of basic EPS for the three months ended June 30, 2026.

Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised, vested, or converted into Common Stock, and is computed by dividing net income (loss) available to common stockholders by the weighted-average number of shares of Common Stock outstanding during the period, adjusted for the effect of potentially dilutive shares of Common Stock using the treasury stock or if-converted methods, as applicable. Diluted EPS for the three months ended June 30, 2026 and 2025 excludes potentially dilutive securities from the computation because the effect of their inclusion would have been anti-dilutive or would have decreased the reported loss per share.

Basic and diluted EPS presented for the six months ended June 30, 2026 includes 10,359,696 shares of Common Stock that the Company was required to issue but had not yet issued as of June 30, 2026.

The following securities were outstanding during the period but were not included in the computation of diluted EPS because their effect would have been anti-dilutive:

	Three and Six Months Ended
	2026	2025
December 2025 YA Warrants	30,060,123	—
February 2026 Offering Common Warrants	32,792,859	—
February 2026 Offering Placement Agent Warrants	437,239	—
2025 Offering Placement Agent Warrants	673,617	—
Junior Note Warrants	172,209	172,209
Public Warrants	83,722	83,722
June 2023 Senior Note Warrants	67,177	67,177
August 2024 Warrants Issued with Junior Notes	3,987	3,987
If-converted Common Stock from convertible notes	22,086,794	4,668,912
Stock options outstanding	49,781	27,157
Orbit Settlement Shares	10,020,040	—
If-converted Common Stock from Series A Preferred Stock(1)	10,081	21,933
Unvested restricted stock units	—	485
Total	96,457,629	5,045,581

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

When evaluating the Company’s financial performance, the CODM is regularly provided with more detailed expense information than what is included in the Company’s condensed statements of operations and comprehensive loss. The CODM uses net loss, as reported in the condensed consolidated statements of operations and comprehensive loss, in evaluating the performance of the segment. Decisions regarding resource allocation are made primarily during the annual budget planning process and reallocated as needed throughout the year. The measure of segment assets is reported on the balance sheets as total assets.

The following table shows a reconciliation of the Company’s net loss, including the significant expense categories regularly provided to and reviewed by the CODM, as computed under U.S. GAAP, to the Company’s total net loss in the condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Revenue	$524,927	$—	$932,571	$—
Cost of revenue:
Materials	7,545	11,870	11,165	16,463
Direct labor	303,443	(1,408)	491,048	151,708
Direct job costs	392,973	(15,000)	703,137	(48,273)
Overhead	199,535	—	350,906	111,281
Total cost of revenue	903,496	(4,538)	1,556,256	231,179
Gross loss	(378,569)	4,538	(623,685)	(231,179)
Operating expenses:
Research and development	227,480	—	294,980	184,563
Selling and marketing	1,582,358	526,996	3,559,883	1,070,333
General and administrative	3,632,893	4,095,229	9,247,579	6,174,034
Total operating expenses	5,442,731	4,622,225	13,102,442	7,428,930
Other segment income (expenses), net (1)	(654,562)	(7,607,288)	6,790,367	(21,176,291)
Segment net loss	$(6,475,862)	$(12,224,975)	$(6,935,760)	$(28,836,400)

(1)
Other segment expenses, net consist of interest income, interest expense, change in fair value of warrant liabilities, loss on issuance of warrants and related costs, change in fair value of debt, loss on issuance of debt, gain on initial recognition of Tekne Investment, change in fair value of investments, gain on issuance of SYME Bonds (related party), change in fair value of SYME Bonds (related party), change in fair value of contingent consideration, change in fair value of derivative liability, change in fair value of convertible notes receivable, remeasurement of subscription for Orbit shares (related party), remeasurement of Orbit equity method investment (related party), change in fair value of SEPA liability, loss on issuance of SEPA, SEPA fees and issuance costs, loss on extinguishment of debt, gain on sale of intellectual property intangible assets, loss on impairment of inventories, property and equipment and operating lease right-of-use asset, interest expense recognized on remeasurement of preferred stock liability and other income (loss), net.

NOTE 18. SUBSEQUENT EVENTS

July 2026 Offering

On July 17, 2026, the Company consummated a best efforts public offering (the “July 2026 Offering”) of an aggregate of (i) 117,365,368 shares (the “July 2026 Offering Shares”) of Common Stock, (ii) pre-funded warrants (the “July 2026 Offering Pre-Funded Warrants”) to purchase up to 127,007,616 shares of Common Stock (the “July 2026 Offering Pre-Funded Warrant Shares”), (iii) 733,853 shares of Series B Preferred Stock, par value $0.0001 per share (“Series B Preferred Stock”) and (iv) 205,627,016 shares of Common Stock (the “Registered Conversion Shares”) issuable upon conversion of the Series B Preferred Stock. Each July 2026 Offering Share or July 2026 Offering Pre-Funded Warrant was sold together with a 0.003003 share of Series B Preferred Stock. The combined offering price for each July 2026 Offering Share and accompanying 0.003003 share of Series B Preferred Stock was $0.1555, and the combined offering price for each July 2026 Offering Pre-Funded Warrant and accompanying 0.003003 share of Series B Preferred Stock was $0.1554. Each share of Series B Preferred Stock is convertible into shares of Common Stock (the “Conversion Shares”) in accordance with the Certificate of Designations of the Series B Preferred Stock, which was filed with the Secretary of State of the State of Delaware on July 16, 2026 (the “Series B Certificate of Designations”).

The net proceeds of the July 2026 Offering, after deducting (i) the fees and expenses of the July 2026 Offering Placement Agent (as defined below), (ii) the repayment in full of all outstanding principal and accrued interest under the December 2025 YA Debenture and (iii) the repayment in full of the Lyocon Convertible Notes, were approximately $18,738,864. The Company intends to use the net proceeds from the July 2026 Offering (i) to satisfy the financial-assurance requirements associated with the Italian Government Golden Power review and position the Company to complete its previously announced proposed acquisition of a 70% controlling interest in Tekne S.p.A. (“Tekne”), subject to Golden Power clearance and the other closing conditions, (ii) to eliminate the recurring monthly amortization and related SEPA share-issuance pressure associated with the December 2025 YA Debenture and halt use of the Company's SEPA for at least 90 days, subject to the terms and exceptions in the definitive offering agreements and (iii) to support acquisition, working-capital and near-term execution requirements for the Company's integrated Defense & Security platform.

The Purchase Agreement

In connection with the July 2026 Offering, the Company entered into a Securities Purchase Agreement (the “July 2026 Offering Purchase Agreement”) with certain institutional and retail investors (the “July 2026 Offering Purchasers”). Pursuant to the July 2026 Offering Purchase Agreement, the Company agreed not to issue, offer, sell, grant or dispose of (or announce any issuance, offer, sale, grant or other disposition

of) any shares of Common Stock or file any new registration statement, subject to certain exceptions, until the 90th day after the later of (i) the date on which an amendment to the Company’s Certificate of Incorporation is filed with the Secretary of State of the State of Delaware and becomes effective that increases the number of authorized shares of Common Stock following receipt of stockholder approval thereof and a registration statement filed pursuant to the Securities Act, covering all shares issuable pursuant to the July 2026 Offering Pre-Funded Warrants and Series B Preferred Stock, has been declared effective by the SEC, and is effective and available for the issuance or resale of all such shares and (ii) such date that the Series B Preferred Stock may be converted by the purchasers pursuant to Section 4(a)(i) of the Series B Certification of Designations. The Company agreed not to enter into or agree to enter into a Variable Rate Transaction (as defined in the July 2026 Offering Purchase Agreement) until up to six months from the date of the July 2026 Offering Purchase Agreement, subject to certain exceptions. Additionally, in connection with the July 2026 Offering, each of the officers and directors of the Company and holders of 10% or more of the Company’s outstanding shares of Common Stock entered into lock-up agreements, pursuant to which they agreed not to sell or transfer any of the Company securities they hold, subject to certain exceptions, during the 60 days following the closing of the July 2026 Offering.

July 2026 Offering Pre-Funded Warrants

The July 2026 Offering Pre-Funded Warrants have an exercise price of $0.0001 per share, are exercisable immediately, expire when exercised in full, and may be exercised by cashless exercise. Subject to the beneficial ownership limitations set forth in the July 2026 Offering Pre-Funded Warrants, a holder is entitled to vote on an as-exercised basis at any meeting of the stockholders of the Company while the Pre-Funded Warrant (or any portion thereof) remains outstanding. A holder will be entitled to vote, together with the holders of Common Stock as a single class, the number of votes equal to the number of July 2026 Offering Pre-Funded Warrant Shares the holder would be entitled to receive upon valid exercise of the July 2026 Offering Pre-Funded Warrant as of the record date. A holder will not have the right to exercise any portion of the July 2026 Offering Pre-Funded Warrants if the holder (together with its affiliates) would beneficially own in excess of 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the July 2026 Offering Pre-Funded Warrants.

The Series B Certificate of Designations and Terms of the Series B Preferred Stock

Ranking — The Series B Preferred Stock, with respect to the payment of dividends, distributions and payments upon the liquidation, dissolution and winding up of the Company, ranks junior to the Company’s Series A Preferred Stock and any other senior preferred stock, on parity with any parity stock and senior to junior stock of the Company, unless at least a majority of the outstanding shares of Series B Preferred Stock consent to the creation of other capital stock of the Company hereafter that is senior or equal in rank to the Series B Preferred Stock.

Voluntary or Mandatory Conversion; Mandatory Conversion Payment — Pursuant to the Series B Certificate of Designations, beginning on the 45th day after the date of issuance of shares of Series B Preferred Stock, each share of Series B Preferred Stock will be convertible into shares of Common Stock determined by dividing the stated value of $100 per share of Series B Preferred Stock (subject to certain adjustments as set forth in the Series B Certificate of Designations) by the lower of the two closing bid prices of the Common Stock in the two days prior to the date of such conversion. Beginning on the 45th day after the date of issuance of shares of Series B Preferred Stock, the Company has the option to require a holder to convert such holder’s shares of Series B Preferred Stock and, at the time of any mandatory conversion at the Company’s election or voluntary conversion, pay the Company a mandatory conversion payment in an amount equal to the number of Conversion Shares being issued multiplied by the per unit subscription amount if the following conditions are met: (i) registration statements covering all securities issued or issuable pursuant to the July 2026 Offering Purchase Agreement, including all July 2026 Offering Pre-Funded Warrant Shares and Conversion Shares, are effective and available for the resale of all of such shares, (ii) there are available a sufficient number of authorized and unissued shares of Common Stock necessary for issuance upon conversion of all outstanding shares of Series B Preferred Stock or exercise of July 2026 Offering Pre-Funded Warrants, (iii) the Company is not in violation of any rules or requirements of the trading market on which the Common Stock is listed and has no knowledge of any facts or circumstances that could reasonably lead to suspension of the Common Stock by the trading market in the foreseeable future, and (iv) the closing sale price of the Common Stock for each trading day during ten (10) consecutive trading days is 100% above the per unit purchase price of the Common Stock as defined in the July 2026 Offering Purchase Agreement. The Series B Preferred Stock will not be convertible by a holder to the extent that such holder or any of its affiliates would beneficially own in excess of 9.99% of the Common Stock, as such percentage ownership is determined in accordance with the Series B Certificate of Designations.

Voting Rights — Except as provided by law, the holders of Series B Preferred Stock have no voting rights except that approval from a majority of the outstanding shares of Series B Preferred Stock, voting as a single class, is required to (i) alter or change the powers, preferences, or rights of the Series B Preferred Stock so as to affect them adversely, (ii) amend the Company’s Certificate of Incorporation or Bylaws in a manner adverse to the holders of Series B Preferred Stock, (iii) increase or decrease (other than by conversion) the authorized number of Series B Preferred Stock, (iv) during such time as greater than 50% of the shares of Series B Preferred Stock issued on the initial issuance date continue to be held by the initial holder thereof, (A) create or authorize any new class or series of stock senior to or on parity with the Series B Preferred Stock, (B) purchase, repurchase or redeem any shares of junior stock, (C) pay dividends or make distributions on any junior stock, (D) issue additional Series B Preferred Stock (except as contemplated in the July 2026 Offering), or (v) circumvent the rights of the Series B Preferred Stock.

No Liquidation Rights — Holders of Series B Preferred Stock do not have any right to receive any distribution of assets upon a Liquidation Event (as defined in the Series B Certificate of Designations).

The July 2026 Offering Placement Agency Agreement and July 2026 Offering Placement Agent Warrants

Pursuant to a Placement Agency Agreement (the “July 2026 Offering Placement Agency Agreement”) with Joseph Gunnar & Co., LLC (the “July 2026 Offering Placement Agent”), the Company agreed to pay the July 2026 Offering Placement Agent in connection with the July 2026 Offering a total cash fee equal to six and one-fourth percent (6.25%) of the aggregate gross proceeds raised in the July 2026 Offering, and (ii) reimbursement for reasonable accountable and out-of-pocket expenses incurred relating to the July 2026 Offering up to $25,000.

Also pursuant to the July 2026 Offering Placement Agency Agreement, the Company, in connection with the July 2026 Offering, agreed to issue to the July 2026 Offering Placement Agent or its designees warrants (the “July 2026 Offering Placement Agent Warrants”) to purchase up to an aggregate of 7,331,190 shares of Common Stock (the “July 2026 Offering Placement Agent Warrant Shares”). The July 2026 Offering Placement Agent Warrants have an exercise price of $ 0.194375 per share (which represents 125% of the combined public offering price per July 2026 Offering Share and accompanying 0.003003 share of Series B Preferred Stock), expire on July 15, 2029, and are exercisable beginning six months from the date of issuance.

The Registration Rights Agreement

The July 2026 Offering Shares, the July 2026 Offering Pre-Funded Warrants, the July 2026 Offering Pre-Funded Warrant Shares, the Series B Preferred Stock, and the Registered Conversion Shares were offered by the Company pursuant to a Registration Statement on Form S-1 (File No. 333-297408) (the “Registration Statement”) filed with the SEC on July 13, 2026, under the Securities Act, and declared effective by the SEC on July 15, 2026. The Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the purchasers pursuant to which it agreed to file one or more registration statements with the SEC covering the resale of the remaining Conversion Shares by the filing deadline specified therein. The July 2026 Offering Placement Agent Warrant Shares will also be registered by the Company with the SEC pursuant to a new registration statement.

Notice of Delisting

On July 17, 2026, the Common Stock traded below $0.10 during the trading day. As a result, on July 17, 2026, the Company received a letter from the NYSE American stating that it had commenced proceedings to delist the Common Stock from the NYSE American because the Company was not in compliance with Section 1003(f)(v) of the NYSE American Company Guide due to the low selling price of the Common Stock.

Under NYSE American delisting procedures, the Company has the right to a review of NYSE American’s determination by the Listings Qualifications Panel of the NYSE American. The Company appealed the decision and requested a review hearing, which is scheduled to take place in September 2026. The Company intends to implement a reverse stock split, for which it has already obtained stockholder approval, on the OTC market to regain compliance under NYSE American.

Golden Power Approval of Tekne Transaction

On August 5, 2026, the Company received Golden Power regulatory approval from the Italian government, which was required in order for the Company to close its proposed acquisition of a 70% controlling interest in Tekne. As a result, the Company expects to close the Tekne transaction and obtain a 70% controlling interest in Tekne on or about 30 days following receipt of the Golden Power regulatory approval or on such later date as may be mutually agreed upon in writing by the parties to the Investment Agreement.

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

LIQUIDITY CONSTRAINTS

We have not yet achieved full commercialization and expect continued losses until we can do so. We must rely on capital from investors to support operations. From inception, we have continued to incur operating losses and negative cash flows from operating activities. For the three months ended June 30, 2026 and 2025 and six months ended June 30, 2026 and 2025, the Company has incurred net losses of $6,475,862 and $12,224,975, respectively, and $6,935,760 and $28,836,400, respectively, and the Company has an accumulated deficit of $207,415,591 as of June 30, 2026. We generated total revenue of $524,927, nil, $932,571 and nil during the three months ended June 30, 2026 and 2025 and six months ended June 30, 2026 and 2025, respectively.

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

ACQUISITION, INVESTMENT AND JOINT VENTURE PLANS

Golden Power Approval of Tekne Transaction

On August 5, 2026, the Company received Golden Power regulatory approval from the Italian government, which was required in order for the Company to close its proposed acquisition of a 70% controlling interest in Tekne. As a result, the Company expects to close the Tekne transaction and obtain a 70% controlling interest in Tekne on or about 30 days following receipt of the Golden Power regulatory approval or on such later date as may be mutually agreed upon in writing by the parties to the Investment Agreement. For additional information, see Note 4 to the condensed consolidated financial statements included herein.

Orbit (Related Party), Tekne, Lyocon, SYME (Related Party), Heckler & Koch and Maddox

For information related to certain acquisition, investment-related and joint venture transactions, including the January 2026 Orbit Change of Control, the Lyocon Acquisition, the Tekne Investment, the Tekne Letter, the H&K Investment, the Maddox JV and the Beryl Agreement, see Notes 4, 6 and 7 to the condensed consolidated financial statements included herein.

For information regarding the SYME Convertible Note Receivable, the Tekne Convertible Note Receivable and the SYME Bonds, see Notes 4 and 6 to the condensed consolidated financial statements included herein.

RECENT FINANCING TRANSACTIONS AND DEBT EXTINGUISHMENTS

Transfer of Outstanding Preferred Stock

As part of our ongoing efforts to eliminate liabilities and return to compliance with NYSE American stockholder equity requirements, during the first half of 2026, we entered into certain exchange agreements with Indigo Capital LP ("Indigo"), pursuant to which we agreed to issue pre-funded warrants to purchase shares of Common Stock to Indigo in exchange for the extinguishment and cancellation of an aggregate 1,182,787 shares of our Series A Preferred Stock held by Indigo.

For additional information, see Notes 11 and 12 to the condensed consolidated financial statements included herein.

July 2026 Offering, February 2026 Offering and 2025 Offerings

In July 2026, February 2026 and September 2025, we consummated best efforts public offerings of Common Stock, certain warrants to purchase Common Stock, and Series B preferred stock. For additional information, see Notes 11, 12 and 18 to the condensed consolidated financial statements included herein.

Debt Instruments

During the six months ended June 30, 2026, we entered into certain debt instruments with various third parties. For additional information, see Note 10 to the condensed consolidated financial statements included herein.

ADDITIONAL RECENT DEVELOPMENTS

Notice of Delisting

On July 17, 2026, the Company’s Common Stock traded below $0.10 during the trading day. As a result, on July 17, 2026, the Company received a letter from the NYSE American stating that it had commenced proceedings to delist the Company’s Common Stock from the NYSE American because the Company was not in compliance with Section 1003(f)(v) of the NYSE American Company Guide due to the low selling price of the Company’s Common Stock. The Company’s Common Stock ceased to trade on the NYSE American on July 17, 2026 and began trading on the OTC market on July 20, 2026.

Under NYSE American delisting procedures, the Company has the right to a review of NYSE American’s determination by the Listings Qualifications Panel of the NYSE American. The Company appealed the decision and requested a review hearing, which is scheduled to take place in September 2026. The Company intends to implement a reverse stock split, for which it has already obtained stockholder approval, on the OTC market to regain compliance under NYSE American.

Halting of Trading on NYSE American and February 2026 Reverse Stock Split

Trading of our Common Stock was halted by NYSE American on February 13, 2026, because the trading price dropped below NYSE American’s Minimum Trading Price of $0.10.

On February 27, 2026, we effected the 2026 Reverse Stock Split in order to return to compliance with the Minimum Trading Price requirement. Our Common Stock resumed trading on March 2, 2026.

For additional information, see Note 2 to the condensed consolidated financial statements included herein.

NYSE Regulation Notice of Noncompliance

On April 29, 2025, we received a Notice of Noncompliance (the “Notice”) from NYSE Regulation indicating that we were not in compliance with Section 1003(a)(i) of the NYSE American LLC Company Guide (the “Company Guide”), which requires a company to maintain stockholders’ equity of $2,000,000 or more if it has reported losses from continuing operations or net losses in two of its three most recent fiscal years. As of June 30, 2026 and December 31, 2025, total stockholders’ equity (deficit) was $9,369,319 and $(15,182,173), respectively.

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

On May 12, 2026, we received a Notice of Noncompliance (the “2026 Notice”) from NYSE Regulation indicating that we were not in compliance with Section 1003(a)(ii) of the Company Guide, which requires a company to maintain stockholders’ equity of $4,000,000 or more if it has reported losses from continuing operations or net losses in three of its four most recent fiscal years. In connection with the 2026 Notice, the NYSE American did not require that a new compliance plan be provided by us and we will continue to operate in accordance with the Compliance Plan previously accepted by NYSE American.

Components of Statements of Operations and Comprehensive Loss

Revenue

Following the Lyocon Acquisition and the Orbit Transaction, our revenue consists of (i) product sales and related professional services from Lyocon and (ii) software-as-a-service and hosted software subscriptions, application maintenance services and professional services from

Orbit. We had no revenue during the three and six months ended June 30, 2025. For additional information, refer to Notes 2 and 9 to the condensed consolidated financial statements included herein.

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

Change in Fair Value of Contingent Consideration

Change in fair value of contingent consideration represents the period change in the fair value of contingent consideration obligations recognized in connection with our acquisitions, which are remeasured to fair value at each reporting date with the corresponding gain or loss recorded in the condensed consolidated statements of operations and comprehensive loss. For additional information, refer to Notes 4 and 7 to the condensed consolidated financial statements included herein.

Change in Fair Value of Derivative Liability

Change in fair value of derivative liability consists of non-cash gains or losses recognized on the remeasurement of liability-classified derivatives, including, (i) during the three months ended March 31, 2026, the amended Orbit Preferred Obligation, which was accounted for as a derivative liability under ASC 815 between the February 9, 2026 amendment and stockholder approval of the share issuance in March 2026, and (ii) historically the embedded derivatives bifurcated from the August 2024 Convertible Notes. The instruments are remeasured to fair value at each reporting date with the corresponding gain or loss recorded on the condensed consolidated statements of operations and comprehensive loss. For additional information, refer to Notes 7 and 12 to the condensed consolidated financial statements included herein.

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

Results of Operations

The following table sets forth our results of operations for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026	2025	$ Change
Revenue (including $43,310 and nil for the three months ended June 30, 2026 and 2025, respectively, and $73,322 and nil for the six months ended June 30, 2026 and 2025, respectively, with related parties)	$524,927	$—	$524,927
Cost of revenue	903,496	(4,538)	908,034
Gross loss	(378,569)	4,538	(383,107)
Operating expenses:
Research and development	227,480	—	227,480
Selling and marketing	1,582,358	526,996	1,055,362
General and administrative	3,632,893	4,095,229	(462,336)
Total operating expenses	5,442,731	4,622,225	820,506
Loss from operations	(5,821,300)	(4,617,687)	(1,203,613)
Non-operating income (loss):
Interest income	5,979	19,194	(13,215)
Interest expense (including nil and nil for the three months ended June 30, 2026 and 2025, respectively, and $67,737 and nil for the six months ended June 30, 2026 and 2025, respectively, with related parties)	(3,093)	(160,952)	157,859
Change in fair value of warrant liabilities	829,415	(16,986)	846,401
Loss on issuance of warrants and related costs	(18,498)	—	(18,498)
Change in fair value of debt	393,246	(1,422,895)	1,816,141
Loss on issuance of debt	—	(766,296)	766,296
Change in fair value of investments	(3,087,260)	—	(3,087,260)
Change in fair value of SYME Bonds (related party)	95,206	—	95,206
Change in fair value of contingent consideration (including $351,042 and nil for the three months ended June 30, 2026 and 2025, respectively, and $46,661 and nil for the six months ended June 30, 2026 and 2025, respectively, with related parties)	(368,523)	—	(368,523)
Change in fair value of convertible notes receivable (including $174,100 and nil for the three months ended June 30, 2026 and 2025, respectively, and $393,100 and nil for the six months ended June 30, 2026 and 2025, respectively, with related parties)	288,535	(11,400)	299,935
Change in fair value of SEPA liability	1,244,414	(260,507)	1,504,921
Loss on issuance of SEPA	—	(2,582,724)	2,582,724
SEPA fees and issuance costs	(45,515)	(1,075,000)	1,029,485
Loss on extinguishment of debt (including nil and nil for the three months ended June 30, 2026 and 2025, respectively, and nil and $27,139 for the six months ended June 30, 2026 and 2025, respectively, with related parties)	—	(1,375,819)	1,375,819
Other income (loss), net	11,532	46,097	(34,565)
Loss before provision for income taxes	(6,475,862)	(12,224,975)	5,749,113
Income tax provision	—	—	—
Net loss	$(6,475,862)	$(12,224,975)	$5,749,113

Revenue. Revenue increased $524,927 during the three months ended June 30, 2026 compared to the same period in 2025, which is due entirely to an increase in revenue resulting from the Orbit Change of Control and Lyocon Acquisition.

Cost of Revenue. Cost of revenue increased $908,034 during the three months ended June 30, 2026 compared to the same period in 2025, which is primarily due to an approximate $903,000 increase due to the Orbit Change of Control and Lyocon Acquisition.

Research and Development. Research and development expenses increased $227,480 during the three months ended June 30, 2026 compared to the same period in 2025, which is primarily due to an increase of approximately $221,000 in research and development spending related to the Maddox Program, which commenced in the first quarter of 2026. For additional information regarding the Maddox Program, see Note 4 to the condensed consolidated financial statements included herein.

Selling and Marketing. Selling and marketing expenses increased $1,055,362 during the three months ended June 30, 2026 compared to the same period in 2025, which includes an insignificant increase due to the Orbit Change of Control and Lyocon Acquisition. Excluding the effects of these transactions, selling and marketing increased $1,051,440. This increase is primarily due to an increase in (i) professional and consulting related expenses of approximately $470,000, primarily related to an increase in branding and public relations consulting expenses as part of our Transformation Plan, (ii) marketing expenses of approximately $360,000, and (iii) stock-based compensation expenses of approximately $185,000, primarily related to an increase in stock-based compensation expense in connection with the Common Stock issued for services provided by non-employee consultants, as discussed further in Note 14 to the condensed consolidated financial statements included herein.

General and Administrative. General and administrative expenses decreased $462,336 during the three months ended June 30, 2026 compared to the same period in 2025, which includes an approximate $72,000 increase due to the Orbit Change of Control and Lyocon Acquisition. Excluding the effects of these transactions, general and administrative decreased $534,574. This decrease is primarily driven by (i) a decrease in professional and consulting services of approximately $423,000 due largely to certain one-time expenses incurred during the second quarter of 2025 related to the Transformation Plan, (ii) a decrease in acquisition-related expenses of approximately $417,000 due primarily to one-time acquisition related expenses incurred in the second quarter of 2025, (iii) a decrease in stock-based compensation expenses of approximately $281,000, due primarily to a reduction in employee headcount during 2025, partially offset by increases in (iv) personnel costs of approximately $390,000 primarily related to an increase in bonus expense paid to executives, (v) legal expenses of approximately $148,000, and (vi) accounting and audit services of approximately $41,000 related to our Transformation Plan.

Change in Fair Value of Warrant Liabilities. We recorded a gain of $829,415 during the three months ended June 30, 2026, which is primarily related to a decrease of approximately $1,279,000 in the fair value of the February 2026 Offering Common Warrants, largely due to a decrease in our share price during the period. We recorded a loss of $16,986 during the three months ended June 30, 2025, which largely resulted from an increase in the Company's share price between March 31, 2025 and June 30, 2025.

Change in Fair Value of Debt. We recorded a gain of $393,246 during the three months ended June 30, 2026, which primarily resulted from (i) a gain of approximately $316,000 due to the decrease in the fair value of the December 2025 YA Debenture, largely due to the passage of time and expected near-term settlement during the three months ended June 30, 2026 and (ii) a gain of approximately $76,000 due to the decrease in fair value of the 2026 Brick Lane H&K Investment Note driven by a decline in our share price from issuance through June 30, 2026. We recorded a loss of $1,422,895 during the three months ended June 30, 2025, which primarily relates to an increase in fair value of $1,160,158 of the Indigo Capital Convertible Notes upon conversion of contractual principal of $725,000, largely due to an increase in the Company's share price from March 31, 2025 through the conversion date in May 2025. For additional information, see Notes 7 and 10 to the condensed consolidated financial statements included herein.

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

Change in Fair Value of Investments. We recorded a loss of $3,087,260 during the three months ended June 30, 2026, which primarily resulted from a decrease of approximately (i) $2,913,000 in the fair value of the H&K Investment due to the decrease in H&K's share price over the period and (ii) $170,000 in the fair value of the Tekne Investment primarily due to an increase in the discount rate.

Change in Fair Value of Contingent Consideration. We recorded a loss of $368,523 during the three months ended June 30, 2026, which primarily resulted from a loss of approximately $351,000 driven by an increase in the fair value of the RegTech Contingent Consideration, largely due to an upward revision of expected future collections used in the earnout calculation. For additional information, refer to Notes 4 and 7 to the condensed consolidated financial statements included herein.

Change in Fair Value of Convertible Notes Receivable. We recorded a gain of $288,535 during the three months ended June 30, 2026, which primarily relates to the net effect of (i) an increase of approximately $463,000 in the fair value of the Tekne Convertible Note Receivable, primarily due to (a) an increase in our pro-rata equity entitlement upon the Capital Increase resulting from additional fundings under the Tekne Convertible Note Receivable during the period and (b) interest accrued on the Tekne Convertible Note Receivable during the period of approximately $200,000, which includes interest related to the Network Contract, partially offset by (ii) a decrease of approximately $174,000 in the fair value of the SYME Convertible Note Receivable, primarily due to the net impact of (a) potential dilutive impact on SYME's market value of the expected future conversion of the SYME Convertible Note Receivable into SYME ordinary shares and warrants and (b) interest accrued on the SYME Convertible Note Receivable during the period of approximately $184,000. We recorded a loss of $11,400 during the three months ended June 30, 2025, which relates to the increase in fair value of the SYME Convertible Note Receivable, primarily due to a decrease in the Company's stock price and remaining term to maturity. For additional information, see Note 6 to the condensed consolidated financial statements included herein.

Change in Fair Value of SEPA Liability. We recorded a gain of $1,244,414 during the three months ended June 30, 2026 related to the decrease in the fair value of the SEPA liability, primarily due to changes in the expected timing and amount of remaining dollar draws under the SEPA. We recorded a loss of $260,507 during the three months ended June 30, 2025 related to the increase in the fair value of the SEPA liability, primarily due to the increase in the fair value of the put option. For additional information, refer to Notes 7 and 13 to the condensed consolidated financial statements included herein.

Loss on Issuance of SEPA. We recorded a loss of $2,582,724 during the three months ended June 30, 2025 related to the initial fair value of the SEPA put option at inception of the SEPA on May 30, 2025. For additional information, refer to Notes 7 and 13 to the condensed consolidated financial statements included herein.

SEPA Fees and Issuance Costs. We recorded $45,515 and $1,075,000 of SEPA fees and issuance costs during the three months ended June 30, 2026 and 2025, respectively, which relates to (i) a structuring fee payable to the SEPA Investor in the amount of $25,000, (ii) a commitment fee payable to the SEPA Investor in Common Stock in an amount equal to 1% of the Commitment Amount, or $1,000,000, paid 50% on execution of the SEPA, which resulted in the issuance of 1,332,623 shares of Common Stock to the SEPA Investor during the second quarter of 2025, and 50% 90 days following the date of the SEPA and (iii) legal expenses of $50,000 related to the issuance of the SEPA. For additional information, refer to Notes 7 and 13 to the condensed consolidated financial statements included herein.

Loss on Extinguishment of Debt. We recorded a loss on the extinguishment of debt of $1,375,819 during the three months ended June 30, 2025, which primarily comprises (i) $1,071,997 related to the excess of the fair value of the 2025 June Brick Lane Convertible Notes at issuance and the carrying value of the 100,000 shares of the Company's outstanding Series A Preferred Stock that was extinguished, (ii) $163,500 related to the issuance of the 2025 April Indigo Capital Convertible Notes in exchange for the extinguishment of an existing unsecured promissory note of the Company with a carrying value of $2,108,523, and (iii) $140,323 related to the excess of the fair value of the 2025 Bomore Convertible Notes at issuance and the carrying value of the 100,000 shares of the Company's outstanding Series A Preferred Stock that was extinguished. For further information, see Note 10 to the condensed consolidated financial statements included herein.

The following table sets forth our results of operations for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025	$ Change
Revenue (including $43,310 and nil for the three months ended June 30, 2026 and 2025, respectively, and $73,322 and nil for the six months ended June 30, 2026 and 2025, respectively, with related parties)	$932,571	$—	$932,571
Cost of revenue	1,556,256	231,179	1,325,077
Gross loss	(623,685)	(231,179)	(392,506)
Operating expenses:
Research and development	294,980	184,563	110,417
Selling and marketing	3,559,883	1,070,333	2,489,550
General and administrative	9,247,579	6,174,034	3,073,545
Total operating expenses	13,102,442	7,428,930	5,673,512
Loss from operations	(13,726,127)	(7,660,109)	(6,066,018)
Non-operating income (loss):
Interest income	43,579	26,579	17,000
Interest expense (including nil and nil for the three months ended June 30, 2026 and 2025, respectively, and $67,737 and nil for the six months ended June 30, 2026 and 2025, respectively, with related parties)	(74,305)	(354,432)	280,127
Change in fair value of warrant liabilities	12,225,675	110,314	12,115,361
Loss on issuance of warrants and related costs	(8,224,691)	—	(8,224,691)
Change in fair value of debt	8,672,492	(1,166,373)	9,838,865
Loss on issuance of debt	(11,661,274)	(1,474,096)	(10,187,178)
Gain on initial recognition of Tekne Investment	84,000	—	84,000
Change in fair value of investments	(3,123,545)	—	(3,123,545)
Gain on issuance of SYME Bonds (related party)	49,514	—	49,514
Change in fair value of SYME Bonds (related party)	62,168	—	62,168
Change in fair value of contingent consideration (including $351,042 and nil for the three months ended June 30, 2026 and 2025, respectively, and $46,661 and nil for the six months ended June 30, 2026 and 2025, respectively, with related parties)	(68,159)	—	(68,159)
Change in fair value of derivative liability (including nil and nil for the three months ended June 30, 2026 and 2025, respectively, and $4,909,820 and nil for the six months ended June 30, 2026 and 2025, respectively, with related parties)	4,909,820	37,900	4,871,920
Change in fair value of convertible notes receivable (including $174,100 and nil for the three months ended June 30, 2026 and 2025, respectively, and $393,100 and nil for the six months ended June 30, 2026 and 2025, respectively, with related parties)	1,362,338	(11,400)	1,373,738
Remeasurement of subscription for Orbit shares (related party)	1,189,837	—	1,189,837
Remeasurement of Orbit equity method investment (related party)	(59,408)	—	(59,408)
Change in fair value of SEPA liability	1,473,349	(260,507)	1,733,856
Loss on issuance of SEPA	—	(2,582,724)	2,582,724
SEPA fees and issuance costs	(45,515)	(1,075,000)	1,029,485
Loss on extinguishment of debt (including nil and nil for the three months ended June 30, 2026 and 2025, respectively, and nil and $27,139 for the six months ended June 30, 2026 and 2025, respectively, with related parties)	—	(6,873,335)	6,873,335
Gain on sale of intellectual property intangible assets	—	8,961,872	(8,961,872)
Loss on impairment of inventories, property and equipment and operating lease right-of-use asset	—	(6,064,823)	6,064,823
Interest expense recognized on remeasurement of preferred stock liability	—	(10,398,050)	10,398,050
Other income (loss), net	(25,508)	(52,216)	26,708
Loss before provision for income taxes	(6,935,760)	(28,836,400)	21,900,640
Income tax provision	—	—	—
Net loss	$(6,935,760)	$(28,836,400)	$21,900,640

Revenue. Revenue increased $932,571 during the six months ended June 30, 2026 compared to the same period in 2025, which is due entirely to an increase in revenue resulting from the Orbit Change of Control and Lyocon Acquisition.

Cost of Revenue. Cost of revenue increased $1,325,077 during the six months ended June 30, 2026 compared to the same period in 2025, which includes an approximate $1,556,000 increase due to the Orbit Change of Control and Lyocon Acquisition. Excluding the effects of these transactions, cost of revenue decreased $231,179. This decrease is primarily due to a period-over-period decrease of approximately (i) $111,000 in overhead, due to continued reduced production volumes following the suspension of laser-system manufacturing operations in 2024, together with further reductions in production-related headcount and overhead during late 2025 and the first half of 2026 and (ii) $103,000 of direct labor and job costs.

Research and Development. Research and development expenses increased $110,417 during the six months ended June 30, 2026 compared to the same period in 2025, which is primarily due to the net effect of (i) an increase of approximately $265,000 in research and development spending related to the Maddox Program, which commenced in the first quarter of 2026, partially offset by decreases in (ii) stock-based compensation expenses of approximately $93,000, due primarily to research and development workforce reductions, (ii) depreciation expenses of approximately $41,000 due to the write-down of property and equipment to a net book value of zero during the first quarter of 2025, and

(iii) personnel costs of approximately $27,000 due primarily to lower research and development headcount. For additional information regarding the Maddox Program, see Note 4 to the condensed consolidated financial statements included herein. For additional information on the write-down of property and equipment, see Notes 1 and 3 to the condensed consolidated financial statements included herein.

Selling and Marketing. Selling and marketing expenses increased $2,489,550 during the six months ended June 30, 2026 compared to the same period in 2025, which includes an insignificant increase due to the Orbit Change of Control and Lyocon Acquisition. Excluding the effects of these transactions, selling and marketing increased $2,485,464. This increase is primarily due to an increase in (i) professional and consulting related expenses of approximately $1,566,000, primarily related to an increase in branding and public relations consulting expenses as part of our Transformation Plan, (ii) marketing expenses of approximately $745,000, and (iii) stock-based compensation expenses of approximately $180,000 primarily related to an increase in stock-based compensation expense in connection with the Common Stock issued for services provided by non-employee consultants, as discussed further in Note 14 to the condensed consolidated financial statements included herein.

General and Administrative. General and administrative expenses increased $3,073,545 during the six months ended June 30, 2026 compared to the same period in 2025, which includes an approximate $163,000 increase due to the Orbit Change of Control and Lyocon Acquisition. Excluding the effects of these transactions, general and administrative increased $2,910,684. This increase is primarily driven by the net effect of (i) an increase in personnel costs of approximately $1,392,000 primarily related to an increase in bonus expense paid to executives, (ii) an increase in accounting and audit services of approximately $929,000 related to our Transformation Plan, (iii) an increase in acquisition-related expenses of approximately $638,000, and (iv) an increase in legal expenses of approximately $457,000, partially offset by (v) a decrease in stock-based compensation expenses of approximately $372,000 due primarily to a reduction in employee headcount during 2025.

Change in Fair Value of Warrant Liabilities. We recorded a gain of $12,225,675 during the six months ended June 30, 2026, which is primarily related to (i) a decrease of approximately $10,254,000 in the fair value of the February 2026 Offering Common Warrants and (ii) a decrease of approximately $1,963,000 in the fair value of the February 2026 Offering Pre-Funded Warrants, each largely due to a decrease in our share price from the time of issuance through June 30, 2026. We recorded a gain of $110,314 during the six months ended June 30, 2025, which largely resulted from a decrease in the Company's share price between December 31, 2024 and June 30, 2025.

Loss on Issuance of Warrants and Related Costs. We recorded a loss of $8,224,691 during the six months ended June 30, 2026, primarily representing (i) the excess of the initial fair value of the liability-classified February 2026 Offering Warrants over the allocated net proceeds and (ii) the portion of issuance costs allocated to the liability-classified February 2026 Offering Warrants and expensed as incurred, compared to no comparable loss during the six months ended June 30, 2025. For additional information, refer to Note 12 to the condensed consolidated financial statements included herein.

Change in Fair Value of Debt. We recorded a gain of $8,672,492 during the six months ended June 30, 2026, which primarily resulted from (i) a gain of approximately $9,325,000 due to the decrease in fair value of the 2026 Brick Lane H&K Investment Note driven by a decline in our share price from issuance through June 30, 2026, partially offset by a (ii) a loss of approximately $635,000 due to the net increase in the fair value of the December 2025 YA Debenture, as the expected repayment shifted to the near term, shortening the expected term and partially reducing the fair value later in the period. We recorded a loss of $1,166,373 during the six months ended June 30, 2025, which resulted from (i) a loss due to the increase in fair value of $1,160,158 of the Indigo Capital Convertible Notes upon conversion of contractual principal of $725,000, largely due to an increase in the Company's share price from March 31, 2025 through the conversion date in May 2025, (ii) a gain of $132,508 related to the decrease in the fair value of the Indigo Capital Convertible Notes, largely due to a decrease in the Company's share price from the time of the issuance in early March 2025 through March 31, 2025, and (ii) a gain of $124,014 related to the conversion of $307,320 of contractual principal under the 2025 Indigo Capital Convertible Notes. For additional information, see Notes 7 and 10 to the condensed consolidated financial statements included herein.

Loss on Issuance of Debt. We recorded a loss of $11,661,274 during the six months ended June 30, 2026, representing the excess of the issuance date fair value of the 2026 Brick Lane H&K Investment Note over the fair value of the H&K Investment received in exchange. We recorded a loss of $1,474,096 during the six months ended June 30, 2025, primarily related to (i) an aggregate excess of $707,800 in the initial fair value of the 2025 Indigo Capital Convertible Notes over the proceeds received during the first quarter of 2025 and (ii) an aggregate excess of $617,693 in the initial fair value of certain of the 2025 Indigo Capital Convertible Notes, 2025 Diagonal Convertible Notes and 2025 Brick Lane Convertible Notes over the proceeds received during the second quarter of 2025. For additional information, see Note 10 to the condensed consolidated financial statements included herein.

Change in Fair Value of Investments. We recorded a loss of $3,123,545 during the six months ended June 30, 2026, which primarily resulted from a decrease of approximately (i) $2,954,000 in the fair value of the H&K Investment due to the decrease in H&K's share price over the period and (ii) $170,000 in the fair value of the Tekne Investment primarily due to an increase in the discount rate.

Change in Fair Value of Contingent Consideration. We recorded a loss of $68,159 during the six months ended June 30, 2026, which primarily resulted from (i) a loss of approximately $47,000 driven by an increase in the fair value of the RegTech Contingent Consideration, primarily due to a downward revision of expected volatility of future collections used in the earnout calculation, partially compounded by a decrease in the discount rate applied to the future collections and (ii) a loss of approximately $21,000 driven by an increase in the fair value of the Lyocon Contingent Consideration, primarily due to the passage of time to settlement, partially offset by an increase in the discount rate applied to the expected payments. For additional information, refer to Notes 4 and 7 to the condensed consolidated financial statements included herein.

Change in Fair Value of Derivative Liability. We recorded a gain of $4,909,820 during the six months ended June 30, 2026, related to the remeasurement of the amended Orbit Preferred Obligation upon stockholder approval of the share issuance in March 2026, compared to a gain of $37,900 during the six months ended June 30, 2025 related to the extinguishment of the August 2024 Convertible Notes. For additional information, refer to Note 4 to the condensed consolidated financial statements included herein.

Change in Fair Value of Convertible Notes Receivable. We recorded a gain of $1,362,338 during the six months ended June 30, 2026, which primarily relates to the net effect of (i) an increase of approximately $1,755,000 in the fair value of the Tekne Convertible Note Receivable, primarily due to (a) an increase in our pro-rata equity entitlement upon the Capital Increase resulting from additional fundings under the Tekne Convertible Note Receivable during the period and (b) interest accrued on the Tekne Convertible Note Receivable during the period of approximately $331,000, which includes interest related to the Network Contract, partially offset by (ii) a decrease of approximately $393,000 in the fair value of the SYME Convertible Note Receivable, primarily due to the net impact of (a) the potential dilutive impact on SYME's market value of the expected future conversion of the SYME Convertible Note Receivable into SYME ordinary shares and warrants and (b) interest accrued on the SYME Convertible Note Receivable during the period of approximately $366,000. We recorded a loss of $11,400 during the six months ended June 30, 2025, which relates to the increase in fair value of the SYME Convertible Note Receivable, primarily due to a decrease in the Company's stock price and remaining term to maturity. For additional information, see Note 6 to the condensed consolidated financial statements included herein.

Remeasurement of Subscription for Orbit Shares. We recorded a gain of $1,189,837 during the six months ended June 30, 2026 related to the remeasurement of our subscription right for additional shares of Orbit to its acquisition-date fair value in connection with the Orbit Change of Control, primarily due to the increase in our share price between the inception of the Orbit Preferred Obligation and the Orbit Change of Control date. For additional information, refer to Note 4 to the condensed consolidated financial statements included herein.

Change in Fair Value of SEPA Liability. We recorded a gain of $1,473,349 during the six months ended June 30, 2026 related to the decrease in the fair value of the SEPA liability, primarily due to changes in the expected timing and amount of remaining dollar draws under the SEPA. We recorded a loss of $260,507 during the six months ended June 30, 2025 related to the increase in the fair value of the SEPA liability, primarily due to the increase in the fair value of the put option.

Loss on Issuance of SEPA. We recorded a loss of $2,582,724 during the six months ended June 30, 2025 related to the initial fair value of the SEPA put option at inception of the SEPA on May 30, 2025. For additional information, refer to Notes 7 and 13 to the condensed consolidated financial statements included herein.

SEPA Fees and Issuance Costs. We recorded $45,515 and $1,075,000 of SEPA fees and issuance costs during the six months ended June 30, 2026 and 2025, respectively. The amount recorded during the six months ended June 30, 2025, which relates to (i) a structuring fee payable to the SEPA Investor in the amount of $25,000, (ii) a commitment fee payable to the SEPA Investor in Common Stock in an amount equal to 1% of the Commitment Amount, or $1,000,000, paid 50% on execution of the SEPA, which resulted in the issuance of 1,332,623 shares of Common Stock to the SEPA Investor during the second quarter of 2025, and 50% 90 days following the date of the SEPA and (iii) legal expenses of $50,000 related to the issuance of the SEPA. For additional information, refer to Notes 7 and 13 to the condensed consolidated financial statements included herein.

Loss on Extinguishment of Debt. During the six months ended June 30, 2025, we recorded a loss on the extinguishment of debt of $6,873,335, which primarily is comprised of (i) $2,123,403 related to excess of the initial fair value of $3,003,300 of the 2025 March Indigo Capital Convertible Notes over the carrying amount of the August 2024 Convertible Notes, (ii) $1,682,641 related to the sale of collateral, further described in Note 8 to the condensed consolidated financial statements, (iii) $1,174,519 related to the issuance of 9,186,581 shares to holders of Junior Notes to extinguish an aggregate $411,865 of principal and accrued interest under the Junior Notes, (iv) $1,071,997 related to the excess of the fair value of the 2025 June Brick Lane Convertible Notes at issuance and the carrying value of the 100,000 shares of the Company's outstanding Series A Preferred Stock that was extinguished, (v) $480,399 related to the issuance of 1,878,620 shares to Esousa Group Holdings LLC to extinguish an aggregate $389,375 of principal and accrued interest under the August 2024 Convertible Notes, (vi) $163,500 related to the issuance of the 2025 April Indigo Capital Convertible Notes in exchange for the extinguishment of an existing unsecured promissory note of the Company with a carrying value of $2,108,523, and (vii) $140,323 related to the excess of the fair value of the 2025 Bomore Convertible Notes at issuance and the carrying value of the 100,000 shares of the Company's outstanding Series A Preferred Stock that was extinguished. For further information, see Note 10 to the condensed consolidated financial statements included herein.

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

Loss on Impairment of Inventories, Property and Equipment and Operating Lease Right-of-Use Asset. We recorded a loss on impairment of inventories, property and equipment and operating lease right-of-use asset of $6,064,823 during the six months ended June 30, 2025 related to write-downs and impairments recorded on our inventories, property and equipment and right-of-use asset in connection with our default under our lease in Centennial, Colorado, and ultimate judgment obtained by the landlord, in April 2025. For additional information, see Notes 1, 3, and 8 to the condensed consolidated financial statements included herein.

Interest Expense Recognized on Remeasurement of Preferred Stock Liability. We recorded non-cash interest expense of $10,398,050 during the six months ended June 30, 2025 related to the subsequent remeasurement of the preferred stock liability after issuance through March 31, 2025 in connection with the reclassification of the preferred stock from mezzanine equity to a current liability on January 31, 2025. For additional information, see Note 11 to the condensed consolidated financial statements included herein.

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

As of June 30, 2026, we had cash and cash equivalents of $726,934 as compared to $24,661,284 as of December 31, 2025. During the six months ended June 30, 2026, our principal sources of liquidity were gross cash proceeds of (i) $11,994,929 related to the February 2026 Offering, as further described in Note 11 to the condensed consolidated financial statements, (ii) $10,996,535 under the SEPA, as further described in Note 13 to the condensed consolidated financial statements, and (iii) $765,061 of proceeds from warrant exercises. Additionally, in July 2026, we received net proceeds from the July 2026 Offering of approximately $18,738,864 after the repayment in full of all outstanding principal and accrued interest under the December 2025 YA Debenture and the Lyocon Convertible Notes. Our cash flows from operations are not sufficient to fund our current operating model and expansion plans. As of January 31, 2025, we were also required to redeem the Series A Preferred Stock as permitted by law in cash at an amount equal to $10.00 per share. Notwithstanding the foregoing, we are not required to redeem any shares of Series A Preferred Stock to the extent we do not have legally available funds to effect such redemption.

From inception through June 30, 2026, we have incurred operating losses and negative cash flows from operating activities. For the three months ended June 30, 2026 and 2025 and six months ended June 30, 2026 and 2025, the Company has incurred net losses of $6,475,862 and $12,224,975, respectively, and $6,935,760 and $28,836,400, respectively, and the Company has an accumulated deficit of $207,415,591 as of June 30, 2026. The net loss for the six months ended June 30, 2025 included $10,398,050 of non-cash interest expense recognized on remeasurement of the preferred stock liability. For additional information on this interest expense, see Note 11 to the condensed consolidated financial statements included herein.

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

Until we can generate sufficient revenue, we plan to finance our business with the proceeds from the issuance and sale of debt or equity securities, including sales pursuant to the SEPA (which are not currently permitted due to the suspension of trading of the Common Stock on NYSE American), or borrowings under credit facilities. There is no assurance our management's plans to obtain additional debt or equity financing or credit facilities will be successfully implemented or implemented on terms favorable to us.

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

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the periods presented.

	Six Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(15,098,163)	$(3,986,504)
Net cash used in investing activities	(21,807,937)	(1,250,000)
Net cash provided by financing activities	12,976,178	5,138,257

Cash flows from operating activities

Net cash used in operating activities was $15,098,163 and $3,986,504 for the six months ended June 30, 2026 and 2025, respectively. The increase in cash used from operating activities is primarily the result of the net effect of (i) a net increase in cash used from non-cash expenses of $28,372,496 including (a) an increase in cash used from an increase in the gain on change in fair value of warrant liabilities of $12,115,361, (b) an increase in cash used from the interest expense recognized on remeasurement of preferred stock liability of $10,398,050 that was recognized during the six months ended June 30, 2025, (c) a decrease in cash used related to the increase in the loss on issuance of debt of $10,187,178, (d) an increase in cash used due to the change in fair value of debt of $9,838,865, (e) a decrease in cash used due to the decrease in the gain on sale of intellectual property intangible assets of $8,961,872 that was recognized during the six months ended June 30, 2025, (f) a decrease in cash used due to the loss on issuance of warrants and related costs of $8,224,691 recorded during the six months ended June 30, 2026, (g) an increase in cash used due to the loss on extinguishment of debt of $6,873,335 recognized during the six months ended June 30, 2025, (h) an increase in cash used due to the loss on impairment of inventories, property and equipment and operating lease right-of-use asset of $6,064,823 recognized during the six months ended June 30, 2025, and (i) an increase in cash used due to the increase in the gain related to the change in fair value of derivative liability of $4,871,920, (ii) a decrease in cash used from a decrease in net loss of $21,900,640 and (iii) an increase in cash used from a change in working capital of $4,639,803.

Cash flows from investing activities

Net cash used in investing activities was $21,807,937 and $1,250,000 for the six months ended June 30, 2026 and 2025, respectively. The amount used in investing activities for the six months ended June 30, 2026 relates to (i) $20,511,875 of payments under the SYME Convertible Note Receivable and Tekne Convertible Note Receivable, (ii) $749,905 of cash paid for the Lyocon Acquisition, net of cash acquired, and (iii) $540,915 of cash paid for the acquisition of a controlling financial interest in Orbit, net of cash acquired. The amount used in investing activities for the six months ended June 30, 2025 relates to (i) $650,000 of payments under the SYME Convertible Note Receivable and (ii) $600,000 of cash paid for the deposit on the anticipated acquisition of Trumar Capital LLC.

Cash flows from financing activities

Net cash provided by financing activities was $12,976,178 and $5,138,257 for the six months ended June 30, 2026 and 2025, respectively.

Net cash provided by financing activities during the six months ended June 30, 2026 is comprised primarily of an increase in cash provided related to (i) $11,994,929 of proceeds from the February 2026 Offering, as further described in Note 11 to the condensed consolidated financial statements included herein and (ii) $10,996,535 of proceeds from the SEPA, partially offset by a decrease in cash provided of (iii) $9,624,733 from repayments of debt and (iv) $1,155,614 from payments of debt and equity issuance costs.

Net cash provided by financing activities during the six months ended June 30, 2025 is comprised primarily of (i) $5,399,708 of proceeds from certain debt instruments issued, as further described in Note 8 to the condensed consolidated financial statements, (ii) payments on debt borrowings of $1,024,898, (iii) $1,000,000 in proceeds from the Liqueous Settlement Agreement, as further described in Note 8 to the condensed consolidated financial statements, and (iv) payments of notes issuance and SEPA issuance costs of $236,380.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements, other than our variable interest in SYME 3, an unconsolidated variable interest entity described in Note 4 to the condensed consolidated financial statements included herein. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

In connection with the business combinations, fair value option elections, and other significant transactions completed during the six months ended June 30, 2026 described within the condensed consolidated financial statements, we have identified additional critical accounting estimates relating to (i) business combinations, including the determination of fair value of identifiable assets acquired, liabilities assumed and contingent consideration as of the acquisition date, (ii) the assessment of impairment of goodwill and intangible assets and (iii) the subsequent remeasurement of contingent consideration liabilities. We expect to provide a full discussion of these matters as critical accounting estimates in our Annual Report on Form 10-K for the year ending December 31, 2026. Other than the foregoing, there have been no significant changes to our accounting policies during the six months ended June 30, 2026, as compared to the critical accounting policies described in our audited financial statements included in the Annual Report.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Co-Chief Executive Officers, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officers and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of that date because of a material weakness in our control environment around the accounting and presentation of complex financial instrument transactions that was not effectively designed or maintained and a material weakness related to wire-transfer authorization that resulted in a fraudulent disbursement during the fourth quarter of 2025. These material weaknesses could result in material misstatements in the financial statements that would not be prevented or detected on a timely basis.

Management continues to implement remediation efforts related to the previously identified material weaknesses, and no additional material weaknesses were identified during the quarter ended June 30, 2026. To remediate such weaknesses, we intend to implement the following changes during our fiscal year ending December 31, 2026: (i) hire additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are, in part, dependent upon our receiving additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Changes in Internal Control over Financial Reporting

During the first half of 2026, we completed the Lyocon Acquisition and the Orbit Change of Control. Under the guidelines established by the SEC, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company. We are in the process of assessing the internal controls over financial reporting of the acquired companies and integrating them with our existing internal controls over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

		Incorporated by Reference
No.	Description of Exhibit	Form	File No.	Exhibit No.	Filing Date
2.1†	Business Combination Agreement, dated as of August 5, 2022, by and among Tailwind Acquisition Corp., Compass Merger Sub, Inc. and Nuburu, Inc.	8-K	001-39489	2.1	August 8, 2022
3.1	Amended and Restated Bylaws of the Company.	8-K	001-39489	3.2	September 9, 2020
3.2	Amendment to the Amended and Restated Bylaws of the Company	8-K	001-39489	3.1	November 12, 2024
3.3	Amended and Restated Certificate of Incorporation of the Company.	8-K	001-39489	3.1	February 6, 2023
3.4	Amendment to the Amended and Restated Certificate of Incorporation of the Company.	8-K	001-39489	3.1	June 13, 2024
3.5	Amendment to the Amended and Restated Certificate of Incorporation of the Company, dated July 22, 2025.	10-Q	001-39489	3.5	August 14, 2025
3.6	Amendment to the Amended and Restated Certificate of Incorporation of the Company, dated February 25, 2026	8-K	001-39489	3.1	February 27, 2026
3.7	Certificate of Designations of Series A Preferred Stock of the Company.	8-K	001-39489	3.3	February 6, 2023
3.8	Certificate of Designations of Series B Preferred Stock of the Company	8-K	001-39489	3.1	July 21, 2026
4.1	Pre-Funded Common Stock Purchase Warrant, dated May 11, 2026, by the Company to Indigo Capital LP	S-1	333-297408	4.23	July 13, 2026
4.2	Form of Pre-Funded Common Stock Purchase Warrant	S-1	333-297408	4.24	July 13, 2026
4.3	Form of Placement Agent’s Purchase Warrant	S-1	333-297408	4.25	July 13, 2026
10.1	Exchange Agreement, dated May 11, 2026, between the Company and Indigo Capital LP	S-1	333-297408	10.44	July 13, 2026
10.2	Investment Agreement, dated May 26, 2026, among Carlo Ulacco, Ambrogio D'Arrezzo, Andrea Lodi, the Company, Nuburu Defense, LLC and Tekne S.p.A.	S-1	333-297408	10.45	July 13, 2026
10.3	Head of Terms, dated June 4, 2026, among the Company, SunCubes S.r.l., the individual founders of SunCubes S.r.l., Infratech Accelerator S.r.l., RoboIT S.r.l. and Pariter Partners S.r.l.	S-1	333-297408	10.46	July 13, 2026
10.4	On Demand Facility Agreement, dated March 18, 2025, between the Company and Supply@ME Capital plc., as amended	S-1	333-297408	10.15	July 13, 2026
10.5	Form of Securities Purchase Agreement, by and between the Registrant and the purchasers party thereto	S-1	333-297408	10.47	July 13, 2026
10.6	Form of Registration Rights Agreement, by and between the Registrant and the buyers party thereto	S-1	333-297408	10.48	July 13, 2026
31.1*	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3*	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

Date: August 14, 2026

NUBURU, INC.
By: /s/ Alessandro Zamboni
Name: Alessandro Zamboni
Title: Executive Chairman and Co-Chief Executive Officer