Form 10-Q/A
period 2026-06-30
Nuburu, Inc.
filed 2026-09-22
CIK 1814215

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

As of August 12, 2026, the registrant had 9,262,346 shares of common stock, $0.0001 par value per share, outstanding.

D

EXPLANATORY NOTE

Nuburu, Inc. (referred to herein as the "Company," "Nuburu," "we," "us," or "our") is filing this Amendment No. 1 on Form 10-Q (this "Amendment No. 1") to amend our Quarterly Report on Form 10-Q for the three months ended June 30, 2026 initially filed with the Securities and Exchange Commission (the “SEC”) on August 14, 2026 ("Original 10-Q”).

Background of Restatement

The purpose of this Amendment No. 1 is to restate amounts included in the Company's previously issued financial statements as of and for the three and six months ended June 30, 2026 to correct a misstatement resulting from the omission of the value of certain assets from the calculation of the fair value of the Tekne Convertible Note Receivable, as defined and described in Note 6 to the condensed consolidated financial statements, which is accounted for under the fair value option.

The restatement had no impact on total net cash flows from operating, investing or financing activities.

For additional information related to the restatement, see Note 18, “Restatement of Previously Issued Unaudited Interim Condensed Consolidated Financial Statements ” of the condensed consolidated financial statements. Additionally, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” included in this Amendment No. 1 on Form 10-Q/A is being amended to reflect the effect of the restatement described above.

The Company has attached to this Form 10-Q/A updated certifications executed as of the date of this Amendment No. 1 by the Principal Executive Officer and Principal Financial Officer as required by Sections 302 and 906 of the Sarbanes Oxley Act of 2002. These updated certifications are attached as Exhibits 31.1, 31.2, 31.3, 32.1, 32.2 and 32.3 to this Amendment No. 1.

On September 1, 2026, the Company effected a 1-for-40 reverse stock split of its Common Stock (the “September 2026 Reverse Stock Split”). All share and per share amounts presented in Amendment No. 1 have been retroactively adjusted to reflect the September 2026 Reverse Stock Split for all periods presented.

This Amendment No. 1 does not reflect events occurring after the filing of the Original 10-Q and does not modify or update any other disclosures therein, except as required to reflect the restatement described above and the September 2026 Reverse Stock Split.

Internal Control Considerations

In connection with the restatement, our management has assessed the effectiveness of our internal control over financial reporting. The Audit Committee of the Company's Board of Directors, with concurrence of management, has concluded that, in light of the errors described above, a material weakness existed in the Company's internal controls over financial reporting as of June 30, 2026. Management plans to enhance processes by increasing the number of accounting professionals with the necessary skill sets, providing ongoing training for key personnel, and designing and implementing appropriate risk assessment and internal control procedures. For a discussion of management's consideration of our disclosure controls and procedures, internal controls over financial reporting and the material weakness identified, see Item 4. Controls and Procedures of this Amendment No. 1 on Form 10-Q/A.

i

ii

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
	(Unaudited)
	(As Restated)
ASSETS
Current assets
Cash and cash equivalents	$726,934	$24,661,284
Restricted cash	875,141	875,141
Accounts receivable, net	395,003	—
Inventories, net	245,494	—
SYME Convertible Note Receivable (related party)	1,592,538	—
Tekne Convertible Note Receivable	23,877,322	—
Subscription for Orbit shares (related party)	—	11,778,600
SYME inventory advance (related party)	—	5,668,545
Advance on Tekne Convertible Note Receivable	—	1,179,686
Prepaid expenses and other current assets (including $2,178,123 and $233,498 with related parties, respectively)	4,244,130	1,621,303
Total current assets	31,956,562	45,784,559
Goodwill	19,262,851	—
Intangible assets subject to amortization, net	2,667,149	—
Investments at fair value	9,581,198	—
SYME Bonds (related party)	5,581,921	—
SYME Convertible Note Receivable (related party)	—	2,351,602
Property and equipment, net	15,256	—
Equity method investment (related party)	—	949,806
Deposit on acquisition (related party)	—	733,272
Other assets	57,172	—
TOTAL ASSETS	$69,122,109	$49,819,239
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable (including $96,340 and nil with related parties, respectively)	$2,554,859	$2,130,686
Accrued expenses (including $2,337,065 and nil with related parties, respectively)	7,762,650	3,276,794
Current portion of debt (including $29,525,305 and $25,863,601 at fair value, respectively)	30,785,850	25,874,146
Preferred obligation related to Orbit Transaction (related party)	—	8,131,899
Shareholder advances	99,936	99,936
Preferred stock liability, $0.0001 par value; 50,000,000 shares authorized; 1,006,118 and 2,188,905 shares issued and outstanding, respectively	10,061,180	21,889,050
Total current liabilities	51,264,475	61,402,511
SEPA liability	1,483,065	3,201,500
Warrant liabilities	3,844,288	397,401
Contingent consideration (including $820,368 and nil with related parties, respectively)	984,442	—
Deferred tax liability	173,351	—
Other liabilities	314,168	—
TOTAL LIABILITIES	58,063,789	65,001,412
Commitments and Contingencies (Note 8)
Tekne Subordinated Convertible Note	928,000	—
Stockholders’ Equity (Deficit)
Common Stock, $0.0001 par value; 900,000,000 shares authorized; 6,013,724 and 2,320,415 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively (1)	601	232
Additional paid-in capital (1)	216,722,141	185,297,426
Accumulated deficit	(206,654,590)	(200,479,831)
Accumulated other comprehensive income	62,168	—
Total Stockholders’ Equity (Deficit)	$10,130,320	$(15,182,173)
TOTAL LIABILITIES, TEKNE SUBORDINATED CONVERTIBLE NOTE AND STOCKHOLDERS’ EQUITY (DEFICIT)	$69,122,109	$49,819,239

(1)
Amounts for the periods presented have been adjusted to reflect the September 2026 Reverse Stock Split, as defined and further described in Note 2.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NUBURU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(As Restated)		(As Restated)
Revenue (including $43,310 and nil for the three months ended June 30, 2026 and 2025, respectively, and $73,322 and nil for the six months ended June 30, 2026 and 2025, respectively, with related parties)	$524,927	$—	$932,571	$—
Cost of revenue	903,496	(4,538)	1,556,256	231,179
Gross loss	(378,569)	4,538	(623,685)	(231,179)
Operating expenses:
Research and development	227,480	—	294,980	184,563
Selling and marketing	1,582,358	526,996	3,559,883	1,070,333
General and administrative	3,632,893	4,095,229	9,247,579	6,174,034
Total operating expenses	5,442,731	4,622,225	13,102,442	7,428,930
Loss from operations	(5,821,300)	(4,617,687)	(13,726,127)	(7,660,109)
Non-operating income (loss):
Interest income	5,979	19,194	43,579	26,579
Interest expense (including nil and nil for the three months ended June 30, 2026 and 2025, respectively, and $67,737 and nil for the six months ended June 30, 2026 and 2025, respectively, with related parties)	(3,093)	(160,952)	(74,305)	(354,432)
Change in fair value of warrant liabilities	829,415	(16,986)	12,225,675	110,314
Loss on issuance of warrants and related costs	(18,498)	—	(8,224,691)	—
Change in fair value of debt	393,246	(1,422,895)	8,672,492	(1,166,373)
Loss on issuance of debt	—	(766,296)	(11,661,274)	(1,474,096)
Gain on initial recognition of Tekne Investment	—	—	84,000	—
Change in fair value of investments	(3,087,260)	—	(3,123,545)	—
Gain on issuance of SYME Bonds (related party)	—	—	49,514	—
Change in fair value of SYME Bonds (related party)	95,206	—	62,168	—
Change in fair value of contingent consideration (including $351,042 and nil for the three months ended June 30, 2026 and 2025, respectively, and $46,661 and nil for the six months ended June 30, 2026 and 2025, respectively, with related parties)	(368,523)	—	(68,159)	—
Change in fair value of derivative liability (including nil and nil for the three months ended June 30, 2026 and 2025, respectively, and $4,909,820 and nil for the six months ended June 30, 2026 and 2025, respectively, with related parties)	—	—	4,909,820	37,900
Change in fair value of convertible notes receivable (including $174,100 and nil for the three months ended June 30, 2026 and 2025, respectively, and $393,100 and nil for the six months ended June 30, 2026 and 2025, respectively, with related parties)	1,049,536	(11,400)	2,123,339	(11,400)
Remeasurement of subscription for Orbit shares (related party)	—	—	1,189,837	—
Remeasurement of Orbit equity method investment (related party)	—	—	(59,408)	—
Change in fair value of SEPA liability	1,244,414	(260,507)	1,473,349	(260,507)
Loss on issuance of SEPA	—	(2,582,724)	—	(2,582,724)
SEPA fees and issuance costs	(45,515)	(1,075,000)	(45,515)	(1,075,000)
Loss on extinguishment of debt (including nil and nil for the three months ended June 30, 2026 and 2025, respectively, and nil and $27,139 for the six months ended June 30, 2026 and 2025, respectively, with related parties)	—	(1,375,819)	—	(6,873,335)
Gain on sale of intellectual property intangible assets	—	—	—	8,961,872
Loss on impairment of inventories, property and equipment and operating lease right-of-use asset	—	—	—	(6,064,823)
Interest expense recognized on remeasurement of preferred stock liability	—	—	—	(10,398,050)
Other income (loss), net	11,532	46,097	(25,508)	(52,216)
Loss before provision for income taxes	(5,714,861)	(12,224,975)	(6,174,759)	(28,836,400)
Income tax provision	—	—	—	—
Net loss	$(5,714,861)	$(12,224,975)	$(6,174,759)	$(28,836,400)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NUBURU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (CONTINUED)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(5,714,861)	$(12,224,975)	$(6,174,759)	$(28,836,400)
Other comprehensive income (loss):
Foreign currency translation adjustments	40,917	—	67,340	—
Defined benefit pension plan adjustments	(6,076)	—	(5,172)	—
Comprehensive loss	$(5,680,020)	$(12,224,975)	$(6,112,591)	$(28,836,400)

Net loss	$(5,714,861)	$(12,224,975)	$(6,174,759)	$(28,836,400)
Deemed dividend in connection with extinguishment of preferred stock through issuance of warrants	(1,573,312)	—	(2,047,370)	—
Reclassification of convertible preferred stock from mezzanine equity to liability	—	—	—	10,398,050
Deemed dividend in connection with modification of pre-funded warrants	—	—	—	(3,076,380)
Net loss available to common stockholders	$(7,288,173)	$(12,224,975)	$(8,222,129)	$(21,514,730)
Net loss per common share, basic and diluted (1)	$(1.46)	$(36.81)	$(2.07)	$(86.28)
Weighted-average common shares used to compute net loss per common share, basic and diluted (1)	4,996,301	332,087	3,981,615	249,355

(1)
Amounts for (i) the periods presented have been adjusted to reflect the September 2026 Reverse Stock Split, as defined and further described in Note 2, and (ii) the 2025 periods presented have been adjusted to reflect the 1-for-4.99 February 2026 Reverse Stock Split, as defined and further described in Note 2.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NUBURU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK, TEKNE SUBORDINATED CONVERTIBLE NOTE AND STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)

	Convertible Preferred Stock			Common Stock
	Shares	Amount	Tekne Subordinated Convertible Note	Shares (1)	Amount (1)	Additional Paid-in Capital (1)	Accumulated Deficit (As Restated)	Accumulated Other Comprehensive Income	Total Stockholders' Equity (Deficit)
Balance as of December 31, 2024	2,388,905	$23,889,050	$—	101,575	$10	$93,970,089	$(131,806,605)	$—	$(37,836,506)
Reclassification of convertible preferred stock from mezzanine equity to current liabilities	(2,388,905)	(23,889,050)	—	—	—	—	10,398,050	—	10,398,050
Contributions from related party	—	—	—	—	—	110,000	—	—	110,000
Deemed dividend in connection with modification of pre-funded warrants	—	—	—	—	—	(936)	—	—	(936)
Issuance of Common Stock to extinguish debt	—	—	—	77,912	8	4,390,243	—	—	4,390,251
Shares issued in connection with exercise of warrants	—	—	—	65,171	6	928	—	—	934
Stock-based compensation	—	—	—	—	—	571,708	—	—	571,708
Net loss	—	—	—	—	—	—	(16,611,425)	—	(16,611,425)
Balance as of March 31, 2025	—	—	—	244,658	24	99,042,032	(138,019,980)	—	(38,977,924)
Issuance of Common Stock to extinguish debt	—	—	—	81,638	8	5,025,927	—	—	5,025,935
Issuance of Common Stock in connection with the SEPA commitment fee	—	—	—	6,677	1	545,308	—	—	545,309
Common Stock issued for services	—	—	—	19,190	2	599,998	—	—	600,000
Issuance of Common Stock from releases of restricted stock units	—	—	—	9	—	—	—	—	—
Restricted stock units withheld for tax withholdings	—	—	—	(3)	—	(173)	—	—	(173)
Stock-based compensation	—	—	—	—	—	282,106	—	—	282,106
Net loss	—	—	—	—	—	—	(12,224,975)	—	(12,224,975)
Balance as of June 30, 2025	—	$—	$—	352,169	$35	$105,495,198	$(150,244,955)	$—	$(44,749,722)

NUBURU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK, TEKNE SUBORDINATED CONVERTIBLE NOTE AND STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED) (UNAUDITED)

	Convertible Preferred Stock			Common Stock
	Shares	Amount	Tekne Subordinated Convertible Note	Shares (1)	Amount (1)	Additional Paid-in Capital (1)	Accumulated Deficit (As Restated)	Accumulated Other Comprehensive Income	Total Stockholders' Equity (Deficit) (As Restated)
Balance as of December 31, 2025	—	$—	$—	2,320,415	$232	$185,297,426	$(200,479,831)	$—	$(15,182,173)
Shares issued in connection with exercise of warrants	—	—	—	880,959	88	3,066,695	—	—	3,066,783
Issuance of Common Stock in connection with the SEPA	—	—	—	275,500	28	2,150,808	—	—	2,150,836
Unsold Common Stock issued under the SEPA	—	—	—	82,500	8	(8)	—	—	—
Issuance of Common Stock to extinguish debt	—	—	—	11,166	1	403,312	—	—	403,313
Issuance of Common Stock in connection with the February 2026 Offering, net of offering costs including fair value of the February 2026 Offering Placement Agent Warrants	—	—	—	292,481	29	184,989	—	—	185,018
Extinguishment of preferred stock through issuance of warrants				—	—	8,923,438	—	—	8,923,438
Deemed dividend in connection with extinguishment of preferred stock through issuance of warrants	—	—	—	—	—	(474,058)	—	—	(474,058)
Issuance of Tekne Subordinated Convertible Note	—	—	928,000	—	—	—	—	—	—
Premium on issuance of Lyocon Convertible Notes				—	—	172,000	—	—	172,000
Gain on extinguishment of Orbit Preferred Obligation in excess of derivative liability fair value, recognized as a capital contribution (related party)	—	—	—	—	—	784,807	—	—	784,807
Reclassification of derivative liability in connection with amendment to Orbit Preferred Obligation	—	—	—	—	—	2,505,010	—	—	2,505,010
Stock-based compensation	—	—	—	—	—	11,186	—	—	11,186
Foreign currency translation adjustments	—	—	—	—	—	—	—	26,423	26,423
Defined benefit pension plan adjustments	—	—	—	—	—	—	—	904	904
Common Stock issued for services	—	—	—	1,690	—	58,983	—	—	58,983
Net loss	—	—	—	—	—	—	(459,898)	—	(459,898)
Balance as of March 31, 2026	—	$—	$928,000	3,864,711	$386	$203,084,588	$(200,939,729)	$27,327	$2,172,572
Issuance of Common Stock to extinguish debt	—	—	—	30,404	3	215,545	—	—	215,548
Shares issued in connection with exercise of warrants	—	—	—	822,689	82	943,108	—	—	943,190
Issuance of Common Stock in connection with the SEPA	—	—	—	1,129,387	113	9,090,672	—	—	9,090,785
Unsold Common Stock issued under the SEPA	—	—	—	166,667	17	(17)	—	—	—
Extinguishment of preferred stock through issuance of warrants	—	—	—	—	—	4,951,802	—	—	4,951,802
Deemed dividend in connection with the extinguishment of preferred stock	—	—	—	—	—	(1,573,312)	—	—	(1,573,312)
Cancellation of shares of Common Stock	—	—	—	(134)	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	9,755	—	—	9,755
Foreign currency translation adjustments	—	—	—	—	—	—	—	40,917	40,917
Defined benefit pension plan adjustments	—	—	—	—	—	—	—	(6,076)	(6,076)
Net loss	—	—	—	—	—	—	(5,714,861)	—	(5,714,861)
Balance as of June 30, 2026	—	$—	$928,000	6,013,724	$601	$216,722,141	$(206,654,590)	$62,168	$10,130,320

(1)
Amounts for (i) the periods presented have been adjusted to reflect the September 2026 Reverse Stock Split, as defined and further described in Note 2, and (ii) the 2025 periods presented have been adjusted to reflect the 1-for-4.99 February 2026 Reverse Stock Split, as defined and further described in Note 2.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NUBURU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2026	2025
	(As Restated)
Cash Flows from Operating Activities:
Net loss	$(6,174,759)	$(28,836,400)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	246,043	446,449
Stock-based compensation	403,691	794,646
Provision for credit losses	11,332	—
Net change in employee benefit liability	17,947	—
Amortization of deferred financing costs	—	28,433
Debt issuance costs expensed under fair value option	—	161,380
Interest expense recognized on preferred obligation related to Orbit Transaction (related party)	67,737	—
Change in fair value of warrant liabilities	(12,225,675)	(110,314)
Loss on issuance of warrants and related costs	8,224,691	—
Change in fair value of debt	(8,672,492)	1,166,373
Loss on issuance of debt	11,661,274	1,474,096
Loss on issuance of SEPA	—	2,582,724
Gain on initial recognition of Tekne Investment	(84,000)	—
Change in fair value of investments	3,123,545	—
Gain on issuance of SYME Bonds (related party)	(49,514)	—
Change in fair value of SYME Bonds (related party)	(62,168)	—
Change in fair value of contingent consideration (including $351,042 and nil for the three months ended June 30, 2026 and 2025, respectively, and $46,661 and nil for the six months ended June 30, 2026 and 2025, respectively, with related parties)	68,159	—
Change in fair value of derivative liability (including nil and nil for the three months ended June 30, 2026 and 2025, respectively, and $4,909,820 and nil for the six months ended June 30, 2026 and 2025, respectively, with related parties)	(4,909,820)	(37,900)
Change in fair value of convertible notes receivable (including $174,100 and nil for the three months ended June 30, 2026 and 2025, respectively, and $393,100 and nil for the six months ended June 30, 2026 and 2025, respectively, with related parties)	(2,123,339)	11,400
Remeasurement of subscription for Orbit shares (related party)	(1,189,837)	—
Remeasurement of Orbit equity method investment (related party)	59,408	—
Change in fair value of SEPA liability	(1,473,349)	260,507
Loss on extinguishment of debt (including nil and nil for the three months ended June 30, 2026 and 2025, respectively, and nil and $27,139 for the six months ended June 30, 2026 and 2025, respectively, with related parties)	—	6,873,335
SEPA fees and issuance costs	—	1,075,000
Gain on sale of intellectual property intangible assets	—	(8,961,872)
Loss on impairment of inventories, property and equipment and operating lease right-of-use asset	—	6,064,823
Interest expense recognized on remeasurement of preferred stock liability	—	10,398,050
Changes in operating assets and liabilities:
Accounts receivable	101,043	—
Inventories	1,535	—
Prepaid expenses and other current assets	(345,820)	(97,647)
Accounts payable	(571,024)	776,714
Accrued expenses	(1,234,289)	2,181,068
Operating lease liability	—	(237,369)
Other liabilities	31,518	—
Net cash used in operating activities	$(15,098,163)	$(3,986,504)

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

From inception through June 30, 2026, the Company has incurred operating losses and negative cash flows from operating activities. For the three months ended June 30, 2026 and 2025 and six months ended June 30, 2026 and 2025, the Company has incurred net losses of $5,714,861 and $12,224,975, respectively, and $6,174,759 and $28,836,400, respectively, and the Company has an accumulated deficit of $206,654,590 as of June 30, 2026. The Company expects to continue executing its comprehensive growth and diversification strategy, expanding into complementary domains such as defense-tech, security, and operational resilience solutions. The Company anticipates that it will incur net losses for the foreseeable future and, even if it increases its revenue, there is no guarantee that it will ever become profitable.

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

NYSE Regulation Notice of Noncompliance

On April 29, 2025, the Company received a Notice of Noncompliance from NYSE Regulation indicating that the Company was not in compliance with Section 1003(a)(i) of the NYSE American LLC Company Guide (the “Company Guide”), which requires a company to maintain stockholders’ equity of $2,000,000 or more if it has reported losses from continuing operations or net losses in two of its three most recent fiscal years. As of June 30, 2026 and December 31, 2025, total stockholders’ equity (deficit) was $10,130,320 and $(15,182,173), respectively.

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

On May 12, 2026, the Company received a Notice of Noncompliance with NYSE American continued listing standards (the “2026 Notice”) indicating that the Company was not in compliance with Section 1003(a)(ii) of the Company Guide, which requires a company to maintain stockholders’ equity of $4,000,000 or more if it has reported losses from continuing operations or net losses in three of its four most recent fiscal years. In connection with the 2026 Notice, the NYSE American is not requiring that a new compliance plan be provided by the Company and the Company will continue to operate in accordance with the Compliance Plan previously accepted by NYSE American. See Note 19 for additional information.

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

Under NYSE American delisting procedures, the Company has the right to a review of NYSE American’s determination by the Listings Qualifications Panel of the NYSE American. The Company appealed the decision and requested a review hearing, which was scheduled to take place in September 2026. On September 1, 2026, the Company effected the September 2026 Reverse Stock Split, as defined and described in Note 2 and Note 19, to address the low selling price of its Common Stock.

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

February 2026 Reverse Stock Split

On February 27, 2026, the Company effected a 1-for-4.99 reverse stock split of its Common Stock (the “February 2026 Reverse Stock Split”) in order to return to compliance with NYSE American’s Minimum Trading Price requirement. Trading of the Company’s Common Stock was halted by NYSE American on February 13, 2026, because the trading price dropped below NYSE American’s Minimum Trading Price of $0.10. The Company’s Common Stock resumed trading on March 2, 2026. The February 2026 Reverse Stock Split affected all stockholders uniformly and did not affect the Company’s total stockholders’ equity (deficit). Any fractional shares resulting from the February 2026 Reverse Stock Split were rounded up to one full share.

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

September 2026 Reverse Stock Split

On September 1, 2026, the Company effected a 1-for-40 reverse stock split of its Common Stock (the "September 2026 Reverse Stock Split") pursuant to a Certificate of Amendment to its Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on August 31, 2026, in order to comply with NYSE's minimum price continued listing standards. The September 2026 Reverse Stock Split did not change the number of authorized shares of Common Stock or Preferred Stock or the par value per share of either class. The September 2026 Reverse Stock Split affected all Common Stock holders uniformly and did not affect the Company's total stockholders' equity (deficit). No fractional shares were issued in connection with the September 2026 Reverse Stock Split; any fractional share that would otherwise have resulted was rounded up to the next whole share for each registered holder.

Proportional adjustments were made to the number of shares of Common Stock issuable upon exercise, vesting, or conversion of the Company's outstanding stock options, restricted stock units, warrants, convertible notes, Preferred Stock, and other instruments convertible into or exercisable for Common Stock, as well as the applicable exercise prices, conversion prices, and per share grant date fair values. All share and per share amounts presented in these condensed consolidated financial statements and accompanying notes, including but not limited to earnings per share, weighted-average shares outstanding, shares reserved under equity incentive plans and the employee stock purchase plan, and shares issuable under outstanding derivative and convertible instruments, have been retroactively adjusted to reflect the September 2026 Reverse Stock Split for all periods presented.

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
•
Orbit Consideration. In addition to athe Equity Infusion, Nuburu Defense plans to acquire, in tranches by December 31, 2026, all outstanding capital stock of Orbit from Vanguard for an aggregate purchase price of $12,500,000, consisting of (i) $3,750,000 in cash and (ii) non-cash consideration worth $8,750,000 in the form of, (a) subject to obtaining stockholder approval, a variable number of preferred shares, or (b) if such stockholder approval is not obtained, an equivalent instrument of the Company or cash (the "Orbit Preferred Obligation"), which was amended on February 9, 2026 as further described below, (collectively, the “Orbit Consideration”). During the fourth quarter of 2025, the Company paid Orbit Consideration worth $3,750,000 (the "Advance Payment") by (i) offsetting of a credit owed by Mr. Zamboni to the Company of $1,350,000 related to a previous unsuccessful acquisition, and (ii) a cash payment of $2,400,000 to Mr. Zamboni.

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

Amendment to Orbit Preferred Obligation

On February 9, 2026, the parties to the Orbit Agreement entered into an amendment to issue 250,501 shares of Common Stock (the "Orbit Settlement Shares") in lieu of the obligation to issue preferred shares under the Orbit Preferred Obligation, which the Company concluded (i) no longer met ASC 480 liability classification and (ii) resulted in an extinguishment of the original Orbit Preferred Obligation. As such, the Company derecognized the Orbit Preferred Obligation at its carrying value of $8,199,636 and recognized the amended obligation at fair value of approximately $7,414,830; the resulting $784,807 difference was recorded to additional paid-in capital as a capital transaction due to the related party counterparty. Until stockholder approval in March 2026, the obligation was accounted for as a derivative liability under ASC 815 and remeasured at fair value through the statement of operations. In March 2026, stockholders approved the issuance of the Orbit Settlement Shares, at which time the Company concluded the instrument qualified for equity classification, remeasured it to fair value of $2,505,010, with the change of $4,909,820 recognized within change in fair value of derivative liability on the condensed consolidated statement of operations and comprehensive loss for the six months ended June 30, 2026, and reclassified it to additional paid-in capital. The Orbit Settlement Shares were included in basic loss per share beginning in March 2026, when issuance was no longer contingent. The fair value of the Orbit Preferred Obligation was determined using the quoted closing price of the Common Stock, which represents a Level 1 measurement in the ASC 820 fair value hierarchy as it represents a quoted price in an active market for the Common Stock.

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

The Lyocon sellers are employed as managers of Lyocon and entitled to participate in the Company's equity incentive plan under which they may receive equity awards of Common Stock to be issued by the Company. Under the Company's equity incentive plan, (i) if the share price of Common Stock reaches $139.60 for over 20 consecutive trading days in 2026, the participant is entitled to equity awards equal to 0.07% of the Company’s market cap; (ii) if the share price of Common Stock reaches $199.60 for over 20 consecutive trading days in 2026, the participant is entitled to equity awards equal to 0.10% of the Company’s market cap; or (iii) if the share price of Common Stock reaches $399.20 for over 20 consecutive trading days in 2026, the participant is entitled to equity awards equal to 0.15% of the Company’s market cap. The highest target achieved within 2026 determines the value of the equity award for 2026 for each seller.

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

On January 13, 2026, the Company entered into the Share Transfer and Shareholder Convertible Loan Agreement (the “Tekne Purchase Agreement”) with Mr. D’Arrezzo, Carlo Ulacco, and Andrea Lodi, the shareholders of Tekne. Under the Tekne Purchase Agreement, Mr. D’Arrezzo agreed to sell a 2.9% interest in Tekne to the Company or its subsidiary, in exchange for the issuance of a Subordinated Convertible Note (the “Tekne Subordinated Convertible Note”) in the principal amount of $1,740,000 by the Company to Mr. D’Arrezzo. The Tekne Subordinated Convertible Note may be converted into 34,870 shares of Common Stock at a fixed conversion price of $50.00 per share of Common Stock. The Tekne Subordinated Convertible Note has a maturity date of January 31, 2027, bears no interest except in the event of a default, and may not be repaid or redeemed in cash. The Tekne Subordinated Convertible Note may either (i) be converted into shares of Common Stock following the receipt of the Italian government regulatory approvals required to approve the Company’s acquisition of a controlling interest in Tekne (which approvals were received from the Italian government on August 5, 2026), or (ii) will be automatically extinguished upon the exercise of put and call options for the required transfer of the 2.9% interest in Tekne from the Company back to Mr. D’Arrezzo, if the required regulatory approvals are not obtained. The call option held by Mr. D’Arrezzo may be exercised at his sole discretion. Upon the transfer of the 2.9% interest to the Company, an Observer is being appointed to Tekne’s board of directors acceptable to the Company, Mr. Sinnott, an employee of the Company, will remain as a director of Tekne, and certain administrative structures will be adopted by Tekne, Tekne will evaluate the adoption of Orbit’s “operational resilience” platform, and Tekne’s financial reporting processes will be adjusted to comply with U.S. GAAP.

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

The following tables set forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of June 30, 2026 and December 31, 2025:

	As of June 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
SYME Convertible Note Receivable (related party)	$—	$—	$2,192,000	$2,192,000
Tekne Convertible Note Receivable	—	—	24,208,000	24,208,000
H&K Investment	8,739,198	—	—	8,739,198
Tekne Investment	—	—	842,000	842,000
SYME Bonds (related party)	—	—	5,581,921	5,581,921
Total assets	$8,739,198	$—	$32,823,921	$41,563,119

Liabilities:
Current portion of debt:
Fair value debt	$—	$—	$29,596,619	$29,596,619
SEPA liability	—	—	1,483,065	1,483,065
Warrant liabilities:
February 2026 Offering Common Warrants	—	—	3,801,538	3,801,538
Junior Note Warrants	—	—	42,750	42,750
Contingent Consideration	—	—	984,442	984,442
Total liabilities	$—	$—	$35,908,414	$35,908,414

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
SYME Convertible Note Receivable (related party)	$—	$—	$2,585,100	$2,585,100
Total assets	$—	$—	$2,585,100	$2,585,100

Liabilities:
Current portion of debt:
Debt - fair value option	$—	$—	$25,960,206	$25,960,206
SEPA liability	—	—	3,201,500	3,201,500
Warrant liabilities:
2025 Offering Common Stock Warrants	—	—	353,160	353,160
Junior Note Warrants	—	—	44,241	44,241
Claims settlement liability	—	—	5,575	5,575
Total liabilities	$—	$—	$29,564,682	$29,564,682

Level 3 Financial Assets

Convertible Notes Receivable

The following table sets forth a summary of the changes in fair value of the Company's related-party SYME Convertible Note Receivable and Tekne Convertible Note Receivable, each of which is accounted for under the fair value option:

	Three months ended June 30,
	2026			2025
	SYME Convertible Note Receivable (related party)	Tekne Convertible Note Receivable	Total	SYME Convertible Note Receivable (related party)
Fair value, beginning balance	$2,366,100	$20,547,999	$22,914,099	$260,000
Reclassification of Advance on Tekne Convertible Note Receivable	—	—	—	—
Principal additions	—	2,436,365	2,436,365	500,000
Change in fair value	(174,100)	1,223,636	1,049,536	(11,400)
Fair value, ending balance	$2,192,000	$24,208,000	$26,400,000	$748,600

	Six months ended June 30,
	2026			2025
	SYME Convertible Note Receivable (related party)	Tekne Convertible Note Receivable	Total	SYME Convertible Note Receivable (related party)
Fair value, beginning balance	$2,585,100	$—	$2,585,100	$—
Initial fair value over proceeds paid	—	—	—	110,000
Reclassification of Advance on Tekne Convertible Note Receivable	—	1,179,686	1,179,686	—
Principal additions	—	20,511,875	20,511,875	650,000
Change in fair value	(393,100)	2,516,439	2,123,339	(11,400)
Fair value, ending balance	$2,192,000	$24,208,000	$26,400,000	$748,600

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

The fair value of the Company's debt recorded under the fair value option was estimated using Level 3 fair value measurements. The range of significant inputs to the calculation of the fair value of the debt recorded under the fair value option at issuance through June 30, 2026 were as follows:

	Six months ended June 30, 2026
Valuation Inputs:	December 2025 YA Debenture (1)	Brick Lane H&K Investment Note(2)	2025 Indigo Capital Convertible Notes(1)	2025 Brick Lane Convertible Notes(1)(3)
Stock price	$7.20	$5.20 - 7.20	$7.20	$7.20
Expected term (in years)	0.10- 0.70	0.72- 1.12	0.38	0.42
Expected volatility	213.0%	150.2% - 175.1%	N/A	N/A
Risk-free interest rate	3.8%	3.5% - 4.0%	N/A	N/A
Risk-adjusted discount rate	99.8%	N/A	N/A	N/A
Expected dividend yield	N/A	N/A	N/A	N/A

Six months ended June 30, 2025
Valuation Inputs:	2025 Indigo Capital Convertible Notes(1)	Agile Note (4)	2025 Diagonal Convertible Notes (1)	2025 Boot Convertible Note (1)	2025 Brick Lane Convertible Notes (1)(3)	2025 Bomore Convertible Notes (3)	2025 Torcross Convertible Note (3)
Stock price (5)	$32.00 - 70.00	N/A	$28.00 - 70.00	$28.00 - 70.00	$62.00 - 70.00	$66.00 - 70.00	$68.00 - 70.00
Expected term (in years)	0.67 - 0.99	0.49 - 0.58	0.66 - 0.79	0.66 - 0.79	0.92 - 1.00	0.96 - 1.00	0.98 - 1.00
Expected volatility	237.8% - 268.7%	N/A	220.5% - 245.4%	220.5% - 245.4%	N/A	258.4%	N/A
Risk-free interest rate	4.0% - 4.2%	N/A	4.2%	4.2%	N/A	4.1%	N/A
Risk-adjusted discount rate	0.0% - 12.9%	18.0% - 18.6%	N/A	N/A	N/A	N/A	N/A
Expected dividend yield	N/A	N/A	N/A	N/A	N/A	N/A	N/A

(1)
Through March 21, 2026, the fair value was estimated using a Monte Carlo simulation model, which incorporates significant assumptions including the expected volatility of the Company's stock price, the risk-free interest rate, and the timing and probability of future liquidity events. Beginning with the June 30, 2026 valuation, the Company utilized a discounted cash flow valuation method due to the expected near-term settlement of the debenture, which occurred in July 2026 using proceeds from the July 2026 Offering, as defined and described in Note 19.
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
(5)
Stock price amounts for (i) the 2026 and 2025 periods presented have been adjusted to reflect the September 2026 Reverse Stock Split, as defined and further described in Note 2, and (ii) the 2025 period have been adjusted to reflect the 1-for-4.99 February 2026 Reverse Stock Split, as defined and further described in Note 2.

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

	Six months ended June 30,
	2026	2025
Stock price (1)	$5.20 - 7.20	$70.00 - 74.00
Expected term (in years)	1.9 - 2.2	2.9 - 3.0
Expected volatility	206.0% - 213.0%	205.0%
Risk-free interest rate	3.8% - 4.1%	3.7% - 3.9%
Expected dividend yield	N/A	0.0%
(1)
Stock price amounts for (i) the 2026 and 2025 periods presented have been adjusted to reflect the September 2026 Reverse Stock Split, as defined and further described in Note 2, and (ii) the 2025 period have been adjusted to reflect the 1-for-4.99 February 2026 Reverse Stock Split, as defined and further described in Note 2.

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

	Six months ended June 30,
	2026				2025
	February 2026 Offering Common Warrants	February 2026 Offering Pre-Funded Warrants	2025 Offering Common Stock Warrants	Junior Note Warrants	Junior Note Warrants
Stock price (1)	$4.00 - 7.20	$4.00 - 7.20	$7.20	$5.20 - 6.80	$70.00
Expected term (in years)	4.60 - 5.00	N/A	N/A	2.40 - 3.40	3.4 - 4.1
Expected volatility	146.0% - 168.0%	N/A	N/A	192.0% - 205.0%	66.2% - 70.8%
Risk-free interest rate	3.6% - 4.2%	N/A	N/A	3.9% - 4.2%	3.7%
Expected dividend yield	N/A	N/A	N/A	N/A	0.0%

(1)
Stock price amounts for (i) the 2026 and 2025 periods presented have been adjusted to reflect the September 2026 Reverse Stock Split, as defined and further described in Note 2, and (ii) the 2025 period have been adjusted to reflect the 1-for-4.99 February 2026 Reverse Stock Split, as defined and further described in Note 2.

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

NOTE 8. COMMITMENTS AND CONTINGENCIES

Liqueous Settlement Agreement

In January 2025 and April 2025, in connection with a settlement and mutual release agreement entered into between the Company and Liqueous LP (“Liqueous”) (the "Liqueous Settlement Agreement"), as amended, the parties provided an immediate mutual release of claims and obligations through payments from Liqueous to the Company in an aggregate $1,450,000, of which $1,000,000 was paid during the first quarter of 2025. Such payment was made in connection with the issuance of the remaining 46,025 shares issued to extinguish an aggregate $411,865 of principal and accrued interest under the Junior Notes (the secured notes issued by the Company in 2023 and 2024 pursuant to the Junior Note Purchase Agreements) and, accordingly, reduced the loss on extinguishment of debt recorded in the six months ended June 30, 2025. In April 2025, the Company received $300,000 of the remaining $450,000 agreed upon under the Liqueous Settlement Agreement, which was recorded with other income (loss), net as a gain on settlement during the three and six months ended June 30, 2025.

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

Extinguishment of Junior and Senior Notes Issued in 2023 and 2024

During the three and six months ended June 30, 2025, the Company issued nil and 56,302 shares of Common Stock to noteholders to extinguish principal and accrued interest under the Junior and Senior Notes. The reacquisition value of the debt was higher than the related carrying value, and thus resulted in an aggregate net loss on extinguishment of debt of $1,691,520 recorded in the condensed consolidated statement of operations and comprehensive for the six months ended June 30, 2025.

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

In February 2025, in connection with the Liqueous Settlement Agreement, as amended, the Company agreed to issue 32,096 pre-funded warrants exercisable into Common Stock, which included a nominal exercise price, to extinguish the Liqueous Obligation. In April 2025, through an additional amendment to the Liqueous Settlement Agreement, the Company agreed to settle the Liqueous Obligation through the issuance of 45,546 shares of Common Stock. As the Common Stock was not yet issued as of June 30, 2025, the Company continued to remain legally obligated under the terms of the Liqueous Obligation on that date.

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

Conversions

During the three months ended June 30, 2026 and 2025, Indigo Capital converted $12,516 and $917,803, respectively, of contractual principal and accrued interest, as applicable, under the 2025 Indigo Capital Convertible Notes, resulting in the issuance of 2,449 and 47,567, respectively, of shares of Common Stock to Indigo and a reduction in the fair value of the 2025 Indigo Capital Convertible Notes, with a corresponding increase to additional paid-in capital of $17,241 and $2,761,362, respectively.

During the six months ended June 30, 2026 and 2025, Indigo Capital converted $42,797 and $1,225,123, respectively, of contractual principal and accrued interest, as applicable, under the 2025 Indigo Capital Convertible Notes, resulting in the issuance of 3,531 and 69,177, respectively, of shares of Common Stock to Indigo and a reduction in the fair value of the 2025 Indigo Capital Convertible Notes, with a corresponding increase to additional paid-in capital of $55,134 and $3,668,940, respectively.

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

Conversions

During the six months ended June 30, 2026, Diagonal converted the entire remaining $182,835 of contractual principal and accrued interest, as applicable, under the 2025 Diagonal Convertible Notes, resulting in the issuance of 7,036 shares of Common Stock to Diagonal and a reduction in the fair value of the 2025 Diagonal Convertible Notes, with a corresponding increase to additional paid-in capital of $250,755.

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

Conversions

During the three months ended June 30, 2026 and 2025, Brick Lane converted $125,000 and $1,050,000, respectively, of contractual principal and accrued interest, as applicable, under the 2025 Brick Lane Convertible Notes, resulting in the issuance of 27,955 and 34,071, respectively, of shares of Common Stock to Brick Lane and a reduction in the fair value of the 2025 Brick Lane Convertible Notes, with a corresponding increase to additional paid-in capital of $196,798 and $2,264,573, respectively.

During the six months ended June 30, 2026 and 2025, Brick Lane converted $146,734 and $1,050,000, respectively, of contractual principal and accrued interest, as applicable, under the 2025 Brick Lane Convertible Notes, resulting in the issuance of 28,634 and 34,071, respectively, of shares of Common Stock to Brick Lane and a reduction in the fair value of the 2025 Brick Lane Convertible Notes, with a corresponding increase to additional paid-in capital of $222,711 and $2,264,573, respectively.

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

Conversions

During the three months ended June 30, 2026 and 2025, Bomore converted nil and $1,050,000 of contractual principal and accrued interest, as applicable, under the 2025 Bomore Convertible Notes, resulting in the required issuance of nil and 16,302, respectively, of shares of Common Stock to Bomore, which were issued during the third quarter of 2025.

During the six months ended June 30, 2026 and 2025, Bomore converted $50,469 (the entire remaining balance) and $1,050,000, respectively, of contractual principal and accrued interest, as applicable, under the 2025 Bomore Convertible Notes, resulting in the required issuance of

1,579 and 16,302, respectively, of shares of Common Stock to Bomore and a reduction in the fair value of the 2025 Bomore Convertible Notes, with a corresponding increase to additional paid-in capital of $60,172 during the six months ended June 30, 2026. The shares related to the conversion during the three months ended June 30, 2025 were issued during the third quarter of 2025.

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

Conversions

During the six months ended June 30, 2026, Torcross converted the entire remaining $20,187 of contractual principal and accrued interest, as applicable, under the 2025 Torcross Convertible Note, resulting in the issuance of 790 of shares of Common Stock to Torcross and a reduction in the fair value of the 2025 Torcross Convertible Note, with a corresponding increase to additional paid-in capital of $30,086.

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

Principal

As of June 30, 2026, principal outstanding under the December 2025 YA Debenture was $15,466,230. For additional information regarding the fair value of the 2025 December YA Debenture, see Note 7. On July 17, 2026, the Company repaid the December 2025 YA Debenture in full with proceeds from the July 2026 Public Offering, as defined and described in Note 19. For additional information regarding the repayment of the December 2025 YA Debenture, see Note 19.

2026 Brick Lane H&K Investment Note

As further described in Note 4, in connection with the H&K Investment, the Company issued the 2026 Brick Lane H&K Investment Note in a principal amount of $15,000,000. The 2026 Brick Lane H&K Investment Note bears no interest except in the event of a default, has a March 19, 2027 maturity date, and is convertible for $30.24 per share, which was the closing VWAP on the day prior to the execution date of the H&K Investment Agreement, adjusted for the February 2026 Reverse Stock Split and the September 2026 Reverse Stock Split. Conversion of the 2026 Brick Lane H&K Investment Note is limited in the event stockholder approval of an increase in authorized shares is required, or when conversion would result in Brick Lane and its affiliates beneficially owning more than 9.9% of the Company's then outstanding shares of Common Stock. The 2026 Brick Lane H&K Investment Note is subordinate to (i) the currently outstanding Series A Preferred Stock, solely with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company, and (ii) the December 2025 YA Debenture. The Company is also required to file a registration statement for the resale of shares of Common Stock issuable upon conversion of the 2026 Brick Lane H&K Investment Note.

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

Principal

As of June 30, 2026, the outstanding principal amount under the 2026 Brick Lane H&K Investment Note was $15,000,000.

Lyocon Convertible Notes

On January 15, 2026, the Company consummated the Lyocon Acquisition, as further described in Note 4. Consideration transferred included two subordinated convertible notes (the “Lyocon Convertible Notes”) in the principal amount of $625,000 to each of the two sellers, which bore no interest, except in the event of a default, and matured on March 19, 2027. At maturity, the holder of a Lyocon Convertible Note could elect to convert all or a portion of the outstanding principal amount and accrued interest into shares of the Company’s Common Stock, at a conversion price of $58.80. At maturity, the holder of a Lyocon Convertible Note had the right to request the Company to satisfy all or a portion of the outstanding principal and accrued interest under such Lyocon Convertible Note in cash. The Company could elect to pay all or a portion of the outstanding principal amount and accrued interest under a Lyocon Convertible Note in cash in lieu of shares of Common Stock in the event the VWAP of the Common Stock during the 60 trading days immediately preceding the Lyocon Convertible Note Maturity Date was at least 30% higher than the conversion price.

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

Principal

As of June 30, 2026, the aggregate principal amount outstanding under the Lyocon Convertible Notes was $1,250,000. On July 17, 2026, the Company repaid the Lyocon Convertible Notes in full with proceeds from the July 2026 Public Offering, as defined and described in Note 19. For additional information regarding the repayment of the Lyocon Convertible Notes, see Note 19.

Maturities of Debt

Maturities of our debt principal as of June 30, 2026 are presented below:

June 30, 2026
Year ended December 31:
2026	$15,476,775
2027	16,250,000
Total debt maturities	$31,726,775

NOTE 11. EQUITY

Common Stock

February 2026 Reverse Stock Split

On February 27, 2026, the Company effected a 1-for-4.99 reverse stock split of its Common Stock (the “February 2026 Reverse Stock Split”) in order to regain compliance with the NYSE American Minimum Trading Price requirement, following a trading halt on February 13, 2026. All share and per share amounts of Common Stock and Common Stock equivalents included in these condensed consolidated financial statements have been retroactively adjusted to reflect the February 2026 Reverse Stock Split for all periods presented. Fractional shares resulting from the February 2026 Reverse Stock Split were rounded up to one whole share. The February 2026 Reverse Stock Split did not change the number of authorized shares of Common Stock or the par value per share. For additional information, see Note 2.

September 2026 Reverse Stock Split

On September 1, 2026, the Company effected the September 2026 Reverse Stock Split. All share and per share amounts of Common Stock and Common Stock equivalents included in these condensed consolidated financial statements have been retroactively adjusted to reflect the September 2026 Reverse Stock Split for all periods presented. Fractional shares resulting from the September 2026 Reverse Stock Split were rounded up to one whole share. The September 2026 Reverse Stock Split did not change the number of authorized shares of Common Stock or the par value per share. For additional information, see Note 2.

February 2026 Offering

On February 17, 2026, the Company consummated a best efforts public offering (the "February 2026 Offering") of an aggregate of (i) 292,481 shares of Common Stock, (ii) pre-funded warrants (the "February 2026 Offering Pre-Funded Warrants") to purchase up to 254,067 shares of Common Stock (the "February 2026 Pre-Funded Warrant Shares"), and (iii) warrants (the "February 2026 Offering Common Warrants") to purchase up to 819,822 shares of Common Stock ("February 2026 Offering Common Warrant Shares"). Each purchaser of Shares (or February 2026 Offering Pre-Funded Warrants in lieu of Shares) received a February 2026 Offering Common Warrant exercisable for 150% of the aggregate number of Shares (or February 2026 Offering Pre-Funded Warrants in lieu of Shares) acquired by such purchaser. The combined offering price for each share of Common Stock and February 2026 Offering Common Warrant was $21.96, and the combined offering price for each February 2026 Offering Pre-Funded Warrant and accompanying February 2026 Offering Common Warrant was $21.94. For additional information related to the warrants issued with the February 2026 Offering, see Note 12.

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

Pursuant to a Placement Agency Agreement (the "February 2026 Placement Agency Agreement") with Joseph Gunnar and Co., LLC (the "February 2026 Placement Agent"), the Company agreed to (i) pay a total cash fee equal to up to seven and a half percent (7.5%) of the aggregate gross proceeds raised in the February 2026 Offering for amounts up to and including $10,000,000, and an additional cash fee equal to six percent (6.0%) of the gross proceeds raised in the February 2026 Offering for amounts in excess of $10,000,000, (ii) reimburse for reasonable accountable and out-of-pocket expenses incurred relating to the February 2026 Offering up to $60,000, unless otherwise agreed, and (iii) issue to the February 2026 Placement Agent or its designees warrants (the "February 2026 Offering Placement Agent Warrants") to

purchase up to an aggregate of 10,931 shares of Common Stock (the "Placement Agent Warrant Shares"). For additional information related to the warrants issued with the February 2026 Offering, see Note 12.

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

2025 Offering

On September 16, 2025, the Company consummated a best efforts public offering (the “2025 Offering”) of an aggregate of (i) 162,193 shares of Common Stock of the Company, (ii) 258,818 warrants, with an exercise price of $0.02 per share, to purchase shares of Common Stock ("2025 Offering Pre-Funded Warrants"), and (iii) 631,516 warrants, with an exercise price of $34.21 per share, to purchase shares of Common Stock ("2025 Offering Common Stock Warrants"). Each share of Common Stock or 2025 Offering Pre-Funded Warrant was sold together with one 2025 Offering Common Stock Warrant to purchase 1.5 shares of Common Stock. The combined offering price for each share of Common Stock and 2025 Offering Common Stock Warrant was $28.50, and the combined offering price for each 2025 Offering Pre-Funded Warrant and accompanying 2025 Offering Common Stock Warrant was $28.48. For additional information related to the warrants issued in connection with the 2025 Offering, see Note 12.

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

Also pursuant to the Placement Agency Agreement, the Company, in connection with the 2025 Offering, agreed to issue to the Placement Agent or its designees warrants (the “2025 Offering Placement Agent Warrants”) to purchase up to an aggregate of 16,841 shares of Common Stock. The 2025 Offering Placement Agent Warrants have an exercise price of $35.63 per share (which represents 125% of the combined public offering price per share of Common Stock and accompanying 2025 Offering Common Stock Warrant), expire on the five-year anniversary of the commencement of sales in the 2025 Offering, and are exercisable beginning six months from the date of issuance.

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

In July 2026, the Company entered into an exchange agreement with Indigo Capital, pursuant to which it agreed to issue a pre-funded warrant to purchase 314,728 shares of Common Stock to Indigo Capital in exchange for the extinguishment of 109,097 shares of Series A Preferred Stock.

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

Conversion Rights

Prior to January 31, 2025, as further described under Redemption below, the Preferred Stock was convertible at any time into Common Stock at a conversion price equal to $79,840 (subject to equitable adjustment in the event of a stock split, stock consolidation, subdivision or certain other events of a similar nature that increase or decrease the number of shares of Preferred Stock outstanding (the “Original Issuance Price”)) divided by the lesser of (i) $91,800 and (ii) the greater of (x) 115% of the lowest VWAP per share of Common Stock for any consecutive ninety-trading day period prior to the calculation of such VWAP and (y) $39,920, in each case subject to adjustment as set forth in the Certificate of Designations (the “Conversion Price”).

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

Redemption

On the second anniversary of the Closing Date, or January 31, 2025 (the “Test Date”), the Company is obligated to redeem the maximum portion of the Preferred Stock permitted by law in cash at an amount equal to the Original Issuance Price as of such date if the Conversion Price exceeds the VWAP. If, on the Test Date, the Conversion Price is equal to or less than the VWAP, the Company must convert all shares of Preferred Stock then outstanding into shares of Common Stock at the then applicable Conversion Price. Notwithstanding the foregoing, the Company shall not be required to redeem any shares of Preferred Stock to the extent the Company does not have legally available funds to effect such redemption. The mandatory redemption and conversion provisions described herein are further subject to certain limitations detailed in the Certificate of Designations. As a result of such redemption feature, the Company recorded the Preferred Stock at its redemption value and classified the Preferred Stock as mezzanine equity on the consolidated balance sheet through January 31, 2025. As the Conversion Price of the Preferred Stock exceeded the VWAP on the Test Date, the Company was obligated to redeem the Preferred Stock beginning at that time and, as such, reclassified such Preferred Stock from mezzanine equity to a current liability on January 31, 2025. The preferred stock current liability was initially recorded at its fair value on January 31, 2025 of $13,491,000 and subsequently remeasured to its redemption amount of $10.00 per share ($79,840 adjusted for the stock splits), or $23,889,050, as the Preferred Stock is currently mandatorily redeemable at such amount, with the difference between the initial fair value and carrying value of $10,398,050 recorded as an adjustment to net loss available to common stockholders on the condensed consolidated statement of operations and comprehensive loss for the six months ended June 30, 2025. The remeasurement of the liability subsequent to issuance to the redemption value of $10,398,050 is recorded within interest expense recognized on remeasurement of preferred stock liability on the condensed consolidated statement of operations and comprehensive loss for the six months ended June 30, 2025.

NOTE 12. WARRANTS

The following table provides a summary of the number of the Company's outstanding warrants:

	Exercise price	Expiration date	June 30, 2026	December 31, 2025
Liability-classified warrants:
February 2026 Offering Common Warrants	February 17, 2026 - August 17, 2026: $26.35, August 18, 2026 - January 1, 2027: $21.96 and January 2, 2027 - February 17, 2031: $11.48	February 2031	819,822	—
2025 Offering Common Stock Warrants	$34.21	September 2030	—	9,437
Junior Note Warrants	$998.00	December 2028	4,306	4,306
Public Warrants	$91,816.00	January 2028	2,094	2,094
Total			826,222	15,837

Equity-classified warrants:
December 2025 $2.00 YA Warrants	$2.00	December 2030	—	400,802
December 2025 $50.00 YA Warrants	$50.00	December 2030	501,003	501,003
December 2025 $74.84 YA Warrants	$74.84	December 2030	125,251	125,251
December 2025 $94.00 YA Warrants	$94.00	December 2030	125,251	125,251
2025 Offering Placement Agent Warrants	$35.63	September 2030	16,841	16,841
February 2026 Offering Placement Agent Warrants	$27.44	February 2031	10,931	—
June 2023 Senior Note Warrants	$8,223.60	June 2028	1,680	1,680
August 2024 Warrants Issued with Junior Notes	$435.20 - 634.80	August 2029	100	100
Total			781,057	1,170,928

The following table provides a summary of the activity related to the number of the Company's outstanding warrants during the six months ended June 30, 2026:

	Warrants Outstanding at December 31, 2025	Issuances	Exercises	Warrants Outstanding at June 30, 2026	Shares of Common Stock Issued Upon Exercise
Liability-classified warrants:
February 2026 Offering Common Warrants	—	819,822	—	819,822	—
February 2026 Offering Pre-Funded Warrants	—	254,067	(254,067)	—	254,067
2025 Offering Common Stock Warrants	9,437	—	(9,437)	—	49,156
Junior Note Warrants	4,306	—	—	4,306	—
Public Warrants	2,094	—	—	2,094	—
Total	15,837	1,073,889	(263,504)	826,222	303,223

Equity-classified warrants:
December 2025 $2.00 YA Warrants	400,802		(400,802)	—	400,802
December 2025 $50.00 YA Warrants	501,003			501,003	—
December 2025 $74.84 YA Warrants	125,251			125,251	—
December 2025 $94.00 YA Warrants	125,251			125,251	—
2025 Offering Placement Agent Warrants	16,841			16,841	—
Indigo Pre-Funded Warrants	—	279,417	(279,417)	—	279,256
February 2026 Offering Placement Agent Warrants	—	10,931		10,931	—
Q2 2026 Indigo Pre-Funded Warrants	—	720,811	(720,811)	—	720,367
June 2023 Senior Note Warrants	1,680			1,680	—
August 2024 Warrants Issued with Junior Notes	100			100	—
Total	1,170,928	1,011,159	(1,401,030)	781,057	1,400,425

Liability-Classified Warrants

February 2026 Offering Pre-Funded Warrants and February 2026 Offering Common Warrants

On February 17, 2026, in connection with the February 2026 Offering as described in Note 11, the Company issued 254,067 liability-classified February 2026 Pre-Funded Warrants to purchase shares of Common Stock and 819,822 liability-classified February 2026 Offering Common

Warrants to purchase shares of Common Stock. The warrants may be exercised in whole or in part for cash or, in certain circumstances, on a cashless basis, subject to certain beneficial ownership limitations. Net proceeds from the February 2026 Offering were first allocated to the liability-classified February 2026 Offering Pre-Funded Warrants and February 2026 Offering Common Warrants at their aggregate issuance date fair value of $18,918,964, which was greater than the proceeds received from the February 2026 Offering of $11,994,929, therefore the Company recorded a loss on issuance of warrants on the condensed consolidated statement of operations and comprehensive loss of $6,924,035 for the six months ended June 30, 2026, with no residual net proceeds allocated to the Common Stock and February 2026 Offering Placement Agent Warrants. Changes in the fair value of the February 2026 Offering Pre-Funded Warrants and February 2026 Offering Common Warrants are included within change in fair value of warrant liabilities in the condensed consolidated statement of operations and comprehensive loss for the six months ended June 30, 2026.

2025 Offering Common Stock Warrants

On September 16, 2025, in connection with the 2025 Offering as described in Note 11, the Company issued 631,516 liability-classified 2025 Offering Common Stock Warrants to purchase shares of Common Stock. Each 2025 Offering Common Stock Warrant is immediately exercisable, has an exercise price of $34.21 per share, subject to adjustment upon certain events, and expires on September 16, 2030. The warrants may be exercised in whole or in part for cash or, in certain circumstances, on a cashless basis, subject to certain beneficial ownership limitations. Net proceeds from the 2025 Offering were first allocated to the liability-classified 2025 Offering Common Stock Warrants at their aggregate issuance date fair value of $20,747,899, which was greater than the net proceeds received from the 2025 Offering of $10,744,346, therefore the Company recorded a loss on issuance of warrants on the condensed consolidated statement of operations and comprehensive loss of $8,756,303 in the third quarter of 2025, with no residual net proceeds allocated to the Common Stock and 2025 Offering Pre-Funded Warrants. Changes in the fair value of the 2025 Offering Common Stock Warrants are included within change in fair value of warrant liabilities in the condensed consolidated statements of operations and comprehensive loss.

Junior Note Warrants

In connection with the issuance of certain Junior Notes during 2023, which were extinguished in early 2025 as discussed in Note 10, the Company issued the Junior Note Warrants to purchase up to 2,756 shares of Common Stock. The Junior Note Warrants currently outstanding have an exercise price equal to $998.00 per share (subject to adjustment per the Junior Note Purchase Agreements) and expire on December 6, 2028. The Junior Note Purchase Agreements provided for the issuance of additional warrants if the related Junior Notes remained outstanding for specified periods following issuance, including at six and nine months, and as a portion of the Junior Notes were outstanding at each of these measurement dates in 2024, the Company was required to issue 1,550 additional warrants pursuant to the Junior Note Purchase Agreements during 2024.

Public Warrants

In connection with the closing of the Business Combination, Nuburu assumed the 2,094 Public Warrants outstanding on the date of closing, all of which were outstanding as of June 30, 2026. However, on December 12, 2023, the NYSE notified the Company and publicly announced that the NYSE had determined to (a) commence proceedings to delist the Company’s Public Warrants, each whole Public Warrant exercisable to purchase one share of Common Stock at a price of $91,816 per share, and listed to trade on the NYSE under the symbol “BURU WS”, and (b) immediately suspend trading in the Public Warrants due to “abnormally low” trading price levels. As such, the Public Warrants were determined to have no value in the financial statements as of June 30, 2026 and 2025.

Equity-Classified Common Stock Warrants

Q2 2026 Indigo Pre-Funded Warrants

During the three months ended June 30, 2026, the Company issued pre-funded warrants to purchase an aggregate of 720,811 shares of Common Stock (collectively, the "Q2 2026 Indigo Pre-Funded Warrants") to Indigo Capital, in multiple tranches, in exchange for the extinguishment of an aggregate of 337,849 shares of our Series A Preferred Stock. The exchange was accounted for as an extinguishment of preferred stock, with the carrying value of the Series A Preferred Stock of $3,378,490 derecognized and the fair value of the Q2 2026 Indigo Pre-Funded Warrants of $4,951,802 recognized within additional paid-in capital, as the Q2 2026 Indigo Pre-Funded Warrants were determined to be equity-classified, with the difference of $1,573,312 recognized as a deemed dividend reflected as an adjustment to net loss available to common stockholders for the three and six months ended June 30, 2026. Because the Q2 2026 Indigo Pre-Funded Warrants had a nominal exercise price per share and were immediately exercisable, their fair value at issuance was determined based on the closing price of Common Stock on each issuance date, less the exercise price.

In July 2026, the Company issued a pre-funded warrant to purchase 314,728 shares of Common Stock to Indigo Capital in exchange for the extinguishment of 109,097 shares of our Series A Preferred Stock.

February 2026 Offering Placement Agent Warrants

On February 17, 2026, in connection with the February 2026 Offering as described in Note 11, the Company issued to the February 2026 Placement Agent or its designees 10,931 February 2026 Offering Placement Agent Warrants to purchase shares of Common Stock. The February 2026 Offering Placement Agent Warrants have an exercise price of $27.44 per share, are exercisable beginning six months from the date of issuance and expire on the five-year anniversary of the closing date of the February 2026 Offering. The warrants are exercisable in whole or in part for cash or, in certain circumstances, on a cashless basis, subject to certain beneficial ownership limitations. The issuance date fair value of the February 2026 Offering Placement Agent Warrants of $185,018 was treated as an equity-issuance cost and reduction in additional-paid in capital, and was estimated using the Black Scholes valuation model, a Level 3 valuation, with the following assumptions:

Upon Issuance
February 2026 Offering Placement Agent Warrants:
Stock price	$19.20
Expected term (in years)	5.0
Expected volatility	146.0%
Risk-free interest rate	3.6%
Expected dividend yield	0.0%

Indigo Pre-Funded Warrants

On February 6, 2026, we entered into an exchange agreement with Indigo Capital, pursuant to which we agreed to issue 279,417 Indigo Pre-Funded Warrants in exchange for the extinguishment of 844,938 shares of our Series A Preferred Stock. The exchange was accounted for as an extinguishment of preferred stock, with the carrying value of the Series A Preferred Stock of $8,449,380 derecognized and the fair value of the Indigo Pre-Funded Warrants of $8,923,438 recognized within additional paid-in capital, as the Indigo Pre-Funded Warrants were determined to be equity-classified, with the difference of $474,058 recognized as a deemed dividend reflected as an adjustment to net loss available to common stockholders. Because the Indigo Pre-Funded Warrants had a nominal exercise price per share and were immediately exercisable, their fair value at issuance was determined based on the closing price of the Common Stock on February 6, 2026, less the exercise price.

December 2025 YA Warrants

In connection with the issuance of the December 2025 YA Debenture, as further described in Note 10, the Company issued warrants to purchase an aggregate of 1,152,307 shares of Common Stock consisting of (i) warrants exercisable for 400,802 shares at an exercise price of $2.00 per share (the "December 2025 $2.00 YA Warrants"), (ii) warrants exercisable for 501,003 shares at an exercise price of $50.00 per share (the "December 2025 $50.00 YA Warrants"), (iii) warrants exercisable for 125,251 shares at an exercise price of $74.84 per share (the "December 2025 $74.84 YA Warrants") and (iv) warrants exercisable for 125,251 shares at an exercise price of $94.00 per share (the "December 2025 $94.00 YA Warrants") (collectively, the "December 2025 YA Warrants"). The December 2025 YA Warrants are exercisable anytime from issuance through the expiration date of December 17, 2030.

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

2025 Offering Pre-Funded Warrants and 2025 Offering Placement Agent Warrants

On September 16, 2025, in connection with the 2025 Offering, as described in Note 11, the Company issued (i) 258,818 equity-classified 2025 Offering Pre-Funded Warrants to purchase shares of Common Stock and (ii) 16,841 equity-classified 2025 Offering Placement Agent Warrants to purchase shares of Common Stock. The 2025 Offering Pre-Funded Warrants were exercisable immediately and had an exercise price of $0.02 per share. The 2025 Offering Placement Agent Warrants have an exercise price of $35.63 per share, subject to adjustment upon certain events, are exercisable beginning March 16, 2026, and expire on September 16, 2030. The 2025 Offering Pre-Funded Warrants and 2025 Offering Placement Agent Warrants may be exercised in whole or in part for cash or, in certain circumstances, on a cashless basis, subject to certain beneficial ownership limitations. As discussed above, net proceeds from the 2025 Offering were first allocated to the liability-classified 2025 Offering Common Stock Warrants at their aggregate issuance date fair value, and no residual proceeds were allocated to the Common Stock and 2025 Offering Pre-Funded Warrants. The issuance date fair value of the 2025 Offering Placement Agent Warrants of $417,815 was

treated as an equity-issuance cost and reduction in additional-paid in capital, and was estimated using the Monte Carlo simulation based approach, a Level 3 valuation, with the following assumptions:

Upon Issuance
2025 Offering Placement Agent Warrants:
Stock price	$27.8444
Expected term (in years)	5.0
Expected volatility	145.0%
Risk-free interest rate	3.6%
Expected dividend yield	0.0%

June 2023 Senior Note Warrants

In connection with the issuance of Senior Notes, which were extinguished in early 2025 as discussed in Note 10, the Company issued the Senior Note Warrants to purchase up to 1,443 shares of Common Stock pursuant to the June 12, 2023 Senior Note Purchase Agreement and 237 shares of Common Stock pursuant to the June 16, 2023 Senior Note Purchase Agreement.

Pre-Funded Warrants

On May 1, 2024, the Company entered into a Pre-Funded Warrant Purchase Program (the “Program”) with strategic investors, pursuant to which from time-to-time the Company could sell and the investors could acquire pre-funded warrants, up to a total purchase price to the Company equal to $15,000,000. The exercise price for pre-funded warrants is substantially paid by the purchaser at closing and, as a result, such warrants may be exercised in the future with a nominal exercise price payment. Investors also received a warrant to acquire the same number of shares covered by the pre-funded warrant for a purchase price equal to 150% of the relevant pre-funded warrant purchase price exercisable for a period of 5 years. Each specific transaction was entered into on terms agreed by the parties; provided however, that in no case would the purchase price per share be less than 110% of the closing price per share of Common Stock on the trading day immediately preceding the date of purchase. Contemporaneously with the acquisition of pre-funded warrants, the investors could also voluntarily convert outstanding notes previously issued by the Company; provided that such transactions, as a whole, could not result in an effective direct or indirect discount to market price to the investors of greater than 30%. During 2024, the Company issued 4,194 pre-funded warrants for total cash proceeds of $2,139,866 in pre-funded warrants pursuant to the Program (the "Pre-Funded Warrants").

Pre-Funded Warrants Modification — In February 2025, in connection with the Liqueous Settlement Agreement, as amended, the Company agreed to (i) modify 3,334 outstanding equity-classified Pre-Funded Warrants issued in connection with the Program during 2024, resulting in the issuance of 18,274 equity-classified pre-funded warrants outstanding immediately after the modification exercisable into Common Stock and (ii) modify the remaining 861 outstanding equity-classified Pre-Funded Warrants issued in connection with the Program during 2024, resulting in 46,899 pre-funded warrants outstanding immediately after the modification that were concurrently exercised into 46,899 shares of Common Stock for no additional cash consideration, as the modified pre-funded warrants had a nominal exercise price (the "Pre-Funded Warrants Modification"). As a result of the Liqueous Settlement Agreement, there will not be further issuances under the Program.

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

August 2024 Warrants Issued with Junior Notes

In connection with the issuance of certain Junior Notes during 2024 which were subsequently extinguished in 2025, the Company issued an aggregate 100 warrants to a financial services firm as compensation for their services performed. The warrants are exercisable through payment of an exercise price ranging from $435.20 to $634.80, subject to certain customary antidilution adjustments, at any time after issuance through the expiration date in August 2029.

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

As consideration for the SEPA Investor’s commitment to purchase the shares of Common Stock pursuant to the SEPA, the Company incurred (i) a structuring fee payable to the SEPA Investor in the amount of $25,000, (ii) a commitment fee payable to the SEPA Investor in Common Stock in an amount equal to 1% of the Commitment Amount, or $1,000,000, paid 50% on execution of the SEPA and 50% 90 days following the date of the SEPA and (iii) legal expenses of $50,000 related to the issuance of the SEPA. Such fees are included within SEPA fees and issuance costs on the condensed consolidated statement of operations and comprehensive loss for the three and six months ended June 30, 2025. The 50% portion of the commitment fee payable that was owed at execution of the SEPA resulted in the issuance of 6,677 shares of Common Stock to the SEPA Investor during the second quarter of 2025. Additionally, on July 15, 2025, the Company issued the remaining 6,677 shares of Common Stock to the SEPA Investor.

During the three and six months ended June 30, 2026, the Company sold 1,129,387 and 1,404,887 shares, respectively, of Common Stock under the SEPA for aggregate proceeds of $8,823,764 and $10,996,535, respectively, of which $6,759,381 and $8,380,452, respectively, was used to repay a portion of the outstanding principal balance of the December 2025 YA Debenture, and $268,812 and $820,512, respectively, was applied to accrued interest on the December 2025 YA Debenture.

As of June 30, 2026, the Company had issued 166,667 shares of Common Stock to the SEPA Investor in connection with prior advance notices under the SEPA for which proceeds had not yet been received, as the SEPA Investor was unable to sell such shares due to minimum acceptable price provisions, which remained subject to settlement in connection with future advance notices. In July 2026, the Company issued 236,917 shares of Common Stock under the SEPA, inclusive of the 166,667 shares described above, generating gross proceeds of approximately $918,454, none of which was used to repay the outstanding principal balance or related accrued interest under the December 2025 YA Debenture.

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

The 2022 Plan provides for the grant of stock and stock-based awards including stock options, restricted stock, restricted stock units, performance awards, and stock appreciation rights. As of June 30, 2026, there were approximately 400 shares available for grant under the 2022 Plan and approximately 3,800 shares available for grant under the ESPP. Effective July 1, 2026, the shares available for grant under the 2022 Plan and the ESPP increased by approximately 900 and 200 shares, respectively, in accordance with the terms of the respective plans.

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

The following table shows a summary of the Company's stock option activity for the six months ended June 30, 2026:

	Number of Stock Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2025	1,282	$288.40	9.5	$4,306.53
Options cancelled or forfeited	(32)	$4,550.88
Options outstanding at June 30, 2026	1,250	$179.28	9.2	$—
Options exercisable at June 30, 2026	938	$226.57	9.2	$—
Options vested and expected to vest at June 30, 2026	1,250	$179.28	9.2	$—

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

Common Stock Issued for Services

During 2025, the Company entered into arrangements with non-employee consultants for services to be provided in exchange for (i) the issuance of 19,190 shares of Common Stock, (a) 5,010 of which were equity-classified, with 2,505 of those shares relating to services previously provided and the remaining 2,505 shares relating to services to be provided over the term of the agreement, and (b) 14,180 of which were liability-classified, and for which all services have not yet been provided by the non-employee consultants, all of which were issued during the second quarter of 2025, and (ii) the required quarterly issuance of a variable number of shares of Common Stock equal to $25,000, priced based on the average closing price of the Common Stock for the previous five trading dates prior to issuance, which are liability-classified. The amount of 14,180 shares of Common Stock was adjustable, as of the earlier of a resale registration statement's effectiveness or six months from the date of the agreement, to ensure an aggregate market value of $600,000, with shares of Common Stock forfeited if the value was higher and additional shares of Common Stock issued if lower. In accordance with this provision, during the fourth quarter of 2025, the Company issued an additional 7,140 shares of Common Stock.

As of June 30, 2026, the Company was required to issue 8,036 shares of Common Stock pursuant to the required quarterly issuances under the arrangement, which had not yet been issued as of June 30, 2026. During the three months ended June 30, 2026 and 2025, there were no issuances of shares of Common Stock pursuant to this arrangement. During the six months ended June 30, 2026 and 2025, there were 724 and nil, respectively, of shares of Common Stock issued pursuant to this arrangement.

Equity-classified awards

Stock-based compensation expense for the equity-classified awards was recognized based on the fair value of the Common Stock on the date of grant over the requisite service period. For the three months ended June 30, 2026 and 2025 and six months ended June 30, 2026 and 2025, the total stock-based compensation expense recognized for the equity-classified awards was $16,375 and $16,375, respectively, and $32,750 and $152,833, respectively. Additionally, as of June 30, 2026 and December 31, 2025, as the non-employee consultants had not provided all services related to the 2,505 shares issued where the service term had not ended, $43,667 and $76,415, respectively, was recorded within prepaid expenses and other current assets on the condensed consolidated balance sheets, which is amortized using the straight-line method to stock-based compensation expense over the remaining requisite service period.

Liability-classified awards

Liability-classified awards represent compensation for services to be provided over the term of the agreements, and are measured based on a fixed monetary value to be paid to the non-employee consultants settled through the issuance of a variable number of shares of Common Stock.

For the three months ended June 30, 2026 and 2025 and six months ended June 30, 2026 and 2025, the total stock-based compensation expense recognized for the liability-classified awards was $175,000 and nil, respectively, and $350,000 and $50,000, respectively. As of each of June 30, 2026 and December 31, 2025, $50,000 was included within accrued expenses on the condensed consolidated balance sheet related to the required quarterly issuance of Common Stock. Additionally, as of June 30, 2026 and December 31, 2025, as the non-employee consultants had not provided all services related to the 21,320 shares issued and the service term had not ended, $225,000 and $525,000, respectively, was recorded within prepaid expenses and other current assets on the condensed consolidated balance sheets, which is amortized using the straight-line method to stock-based compensation expense over the remaining requisite service period.

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

Consultant Awards

On February 1, 2026, the Company entered into a consulting agreement with a non-employee strategic advisor that includes equity awards to be settled in Common Stock to be issued by the Company. The awards are non-cumulative and are determined using a volume-weighted average price test (the "VWAP Test") over twenty consecutive trading days during the year ended December 31, 2026. The number of shares issuable is determined by the single highest award tier achieved during the year ended December 31, 2026, as follows:

•
Tier 1: If the VWAP Test is satisfied at $139.60 (and no higher threshold is satisfied), the Consultant earns 1,754 shares.
•
Tier 2: If the VWAP Test is satisfied at $199.60 (and no higher threshold is satisfied), the Consultant earns 2,505 shares.
•
Tier 3: If the VWAP Test is satisfied at $399.20 or higher, the Consultant earns 3,758 shares, plus an additional 3,758 shares for each additional $199.60 threshold above $399.20 that is satisfied, subject to an aggregate Tier 3 cap of 15,031 shares.

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

The Company determined the fair value using a Monte Carlo simulation based approach, a Level 3 valuation, with the following assumptions:

Six months ended June 30,
2026
Stock Price	$5.12 - 8.40
Expected term (in years)	0.50 - 0.90
Expected volatility	154.0% - 168.0%
Risk-free interest rate	3.4% - 3.9%
Expected dividend yield	0.0%

Lyocon Acquisition Awards

On January 15, 2026, in connection with the Company's incentive plan related to the Lyocon Acquisition discussed in Note 4, the Company issued equity awards to each of the Lyocon sellers pursuant to the 2022 Plan to be settled in Common Stock based on performance targets tied to the Company's stock price. Under the equity awards, (i) if the share price of Common Stock reaches $139.60 for over 20 consecutive trading days in 2026, the participant is entitled to equity awards equal to 0.07% of the Company’s market cap; (ii) if the share price of Common Stock reaches $199.60 for over 20 consecutive trading days in 2026, the participant is entitled to equity awards equal to 0.10% of the Company’s market cap; or (iii) if the share price of Common Stock reaches $399.20 for over 20 consecutive trading days in 2026, the participant is entitled to equity awards equal to 0.15% of the Company’s market cap. The highest target achieved within 2026 determines the value of the equity award for 2026 for each seller. The equity incentive for each employee is non-cumulative; the highest target achieved within the fiscal year determines the value of the equity grant at year-end. The awards are subject to continuous employment and vest on January 20, 2027. As of and for the three and six months ended June 30, 2026, the stock-based compensation expense and associated liability were each immaterial.

The Company determined the fair value using a Monte Carlo simulation based approach, a Level 3 valuation, with the following assumptions:

Six months ended June 30,
2026
Stock Price	$5.12 - 7.35
Expected term (in years)	0.50 - 1.00
Expected volatility	154.0% - 175.0%
Risk-free interest rate	3.5% - 3.9%
Expected dividend yield	0.0%

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

NOTE 16. NET LOSS PER SHARE

The details of our net loss attributable to common stockholders, basic and diluted EPS are set forth below:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(5,714,861)	$(12,224,975)	$(6,174,759)	$(28,836,400)
Deemed dividend in connection with extinguishment of preferred stock through issuance of warrants	(1,573,312)	—	(2,047,370)	—
Reclassification of convertible preferred stock from mezzanine equity to liability	—	—	—	10,398,050
Deemed dividend in connection with modification of pre-funded warrants	—	—	—	(3,076,380)
Net loss attributable to common stockholders	$(7,288,173)	$(12,224,975)	$(8,222,129)	$(21,514,730)
Denominator:
Weighted-average shares outstanding — basic and diluted	4,996,301	332,087	3,981,615	249,355
Net loss per share — basic and diluted	$(1.46)	$(36.81)	$(2.07)	$(86.28)

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

Basic and diluted EPS presented for the six months ended June 30, 2026 includes 258,993 shares of Common Stock that the Company was required to issue but had not yet issued as of June 30, 2026.

The following securities were outstanding during the period but were not included in the computation of diluted EPS because their effect would have been anti-dilutive:

	Three and Six Months Ended
	2026	2025
December 2025 YA Warrants	751,505	—
February 2026 Offering Common Warrants	819,822	—
February 2026 Offering Placement Agent Warrants	10,931	—
2025 Offering Placement Agent Warrants	16,841	—
Junior Note Warrants	4,306	4,306
Public Warrants	2,094	2,094
June 2023 Senior Note Warrants	1,680	1,680
August 2024 Warrants Issued with Junior Notes	100	100
If-converted Common Stock from convertible notes	552,170	116,723
Stock options outstanding	1,250	679
Orbit Settlement Shares	250,501	—
Unvested restricted stock units	—	13
Total	2,411,200	125,595

The table above excludes shares issuable upon conversion of the Company's Series A Preferred Stock, which were immaterial in all periods presented.

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

The following table shows a reconciliation of the Company’s net loss, including the significant expense categories regularly provided to and reviewed by the CODM, as computed under U.S. GAAP, to the Company’s total net loss in the condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Revenue	$524,927	$—	$932,571	$—
Cost of revenue:
Materials	7,545	11,870	11,165	16,463
Direct labor	303,443	(1,408)	491,048	151,708
Direct job costs	392,973	(15,000)	703,137	(48,273)
Overhead	199,535	—	350,906	111,281
Total cost of revenue	903,496	(4,538)	1,556,256	231,179
Gross loss	(378,569)	4,538	(623,685)	(231,179)
Operating expenses:
Research and development	227,480	—	294,980	184,563
Selling and marketing	1,582,358	526,996	3,559,883	1,070,333
General and administrative	3,632,893	4,095,229	9,247,579	6,174,034
Total operating expenses	5,442,731	4,622,225	13,102,442	7,428,930
Other segment income (expenses), net (1)	106,439	(7,607,288)	7,551,368	(21,176,291)
Segment net loss	$(5,714,861)	$(12,224,975)	$(6,174,759)	$(28,836,400)

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

NOTE 18. RESTATEMENT OF PREVIOUSLY ISSUED UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Restatement Background

On September 16, 2026, the Company's management, upon the recommendation of the Audit Committee of the Board of Directors, concluded that the Company’s previously issued unaudited interim condensed consolidated financial statements as of and for the three and six months ended June 30, 2026 should no longer be relied upon due to an error described below, and that such financial statements should be restated. The Company evaluated the materiality of the error both qualitatively and quantitatively in accordance with Staff Accounting Bulletin (“SAB”) No. 99, Materiality and SAB No. 108, Considering the Effects of Prior Year Misstatements in Current Year Financial Statements, and determined the effect of the correction was material as of and for the three and six months ended June 30, 2026, and as a result, the Company is restating the unaudited interim condensed consolidated financial statements as of and for the three and six months ended June 30, 2026, in accordance with ASC 250, Accounting Changes and Error Corrections.

We have determined that the error was a result of a material weakness in internal control over financial reporting that is reported in management’s report on internal control over financial reporting included in Item 4 of this report.

This restatement of the Company’s previously issued unaudited interim condensed consolidated financial statements as of and for the three and six months ended June 30, 2026, corrects a misstatement resulting from the omission of the value of certain assets from the calculation of the fair value of the Tekne Convertible Note Receivable, as defined and described in Note 6 to the condensed consolidated financial statements, which is accounted for under the fair value option.

The restatement had no impact on total net cash flows from operating, investing or financing activities.

Condensed Consolidated Balance Sheet

	As of June 30, 2026
	Originally Reported	Adjustment	As Restated
ASSETS
Current assets
Tekne Convertible Note Receivable	$23,116,321	$761,001	$23,877,322
Total current assets	$31,195,561	$761,001	$31,956,562
TOTAL ASSETS	$68,361,108	$761,001	$69,122,109
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Stockholders’ Equity (Deficit)
Accumulated deficit	$(207,415,591)	$761,001	$(206,654,590)
Total Stockholders’ Equity	$9,369,319	$761,001	$10,130,320
TOTAL LIABILITIES, TEKNE SUBORDINATED CONVERTIBLE NOTE AND STOCKHOLDERS’ EQUITY	$68,361,108	$761,001	$69,122,109

Condensed Consolidated Statement of Operations

	Three Months Ended June 30, 2026
	Originally Reported	Adjustment	As Restated
Change in fair value of convertible notes receivable	$288,535	$761,001	$1,049,536
Loss before provision for income taxes	$(6,475,862)	$761,001	$(5,714,861)
Net loss	$(6,475,862)	$761,001	$(5,714,861)
Comprehensive loss	$(6,441,021)	$761,001	$(5,680,020)
Net loss available to common shareholders	$(8,049,174)	$761,001	$(7,288,173)
Net loss per common share, basic and diluted (1)	$(0.04)	$(1.42)	$(1.46)

(1)
Net loss per common share as restated reflects the 1-for-40 reverse stock split effected on September 1, 2026, applied retroactively. Of the $(1.42) adjustment, $(1.57) is attributable to the reverse stock split and $0.15 to the correction of the error.

	Six Months Ended June 30, 2026
	Originally Reported	Adjustment	As Restated
Change in fair value of convertible notes receivable	$1,362,338	$761,001	$2,123,339
Loss before provision for income taxes	$(6,935,760)	$761,001	$(6,174,759)
Net loss	$(6,935,760)	$761,001	$(6,174,759)
Comprehensive loss	$(6,873,592)	$761,001	$(6,112,591)
Net loss available to common shareholders	$(8,983,130)	$761,001	$(8,222,129)
Net loss per common share, basic and diluted (1)	$(0.06)	$(2.01)	$(2.07)
(1)
Net loss per common share as restated reflects the 1-for-40 reverse stock split effected on September 1, 2026, applied retroactively. Of the $(2.01) adjustment, $(2.20) is attributable to the reverse stock split and $0.19 to the correction of the error.

Condensed Consolidated Statement of Stockholders' Equity (Deficit)

	Three Months Ended June 30, 2026
	Originally Reported	Adjustment	As Restated
Net loss	$(6,475,862)	$761,001	$(5,714,861)
Accumulated deficit, balance as of June 30, 2026	$(207,415,591)	$761,001	$(206,654,590)

Condensed Consolidated Statement of Cash Flows

	Six Months Ended June 30, 2026
	Originally Reported	Adjustment	As Restated
Net loss	$(6,935,760)	$761,001	$(6,174,759)
Change in fair value of convertible notes receivable	$(1,362,338)	$(761,001)	$(2,123,339)

NOTE 19. SUBSEQUENT EVENTS

July 2026 Offering

On July 17, 2026, the Company consummated a best efforts public offering (the “July 2026 Offering”) of an aggregate of (i) 2,934,135 shares (the “July 2026 Offering Shares”) of Common Stock, (ii) pre-funded warrants (the “July 2026 Offering Pre-Funded Warrants”) to purchase up to 3,175,191 shares of Common Stock (the “July 2026 Offering Pre-Funded Warrant Shares”), (iii) 733,853 shares of Series B Preferred Stock, par value $0.0001 per share (“Series B Preferred Stock”) and (iv) 5,140,676 shares of Common Stock (the “Registered Conversion Shares”) issuable upon conversion of the Series B Preferred Stock. Each July 2026 Offering Share or July 2026 Offering Pre-Funded Warrant was sold together with a 0.12012 share of Series B Preferred Stock. The combined offering price for each July 2026 Offering Share and accompanying 0.12012 share of Series B Preferred Stock was $6.22, and the combined offering price for each July 2026 Offering Pre-Funded Warrant and accompanying 0.12012 share of Series B Preferred Stock was $6.216. Each share of Series B Preferred Stock is convertible into shares of Common Stock (the “Conversion Shares”) in accordance with the Certificate of Designations of the Series B Preferred Stock, which was filed with the Secretary of State of the State of Delaware on July 16, 2026 (the “Series B Certificate of Designations”).

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

July 2026 Offering Pre-Funded Warrants

The July 2026 Offering Pre-Funded Warrants have an exercise price of $0.004 per share, are exercisable immediately, expire when exercised in full, and may be exercised by cashless exercise. Subject to the beneficial ownership limitations set forth in the July 2026 Offering Pre-Funded Warrants, a holder is entitled to vote on an as-exercised basis at any meeting of the stockholders of the Company while the Pre-Funded Warrant (or any portion thereof) remains outstanding. A holder will be entitled to vote, together with the holders of Common Stock as a single class, the number of votes equal to the number of July 2026 Offering Pre-Funded Warrant Shares the holder would be entitled to receive upon valid exercise of the July 2026 Offering Pre-Funded Warrant as of the record date. A holder will not have the right to exercise any portion of the July 2026 Offering Pre-Funded Warrants if the holder (together with its affiliates) would beneficially own in excess of 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the July 2026 Offering Pre-Funded Warrants.

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

Also pursuant to the July 2026 Offering Placement Agency Agreement, the Company, in connection with the July 2026 Offering, agreed to issue to the July 2026 Offering Placement Agent or its designees warrants (the “July 2026 Offering Placement Agent Warrants”) to purchase up to an aggregate of 183,280 shares of Common Stock (the “July 2026 Offering Placement Agent Warrant Shares”). The July 2026 Offering Placement Agent Warrants have an exercise price of $7.78 per share (which represents 125% of the combined public offering price per July 2026 Offering Share and accompanying 0.12012 share of Series B Preferred Stock), expire on July 15, 2029, and are exercisable beginning six months from the date of issuance.

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

Under NYSE American delisting procedures, the Company has the right to a review of NYSE American’s determination by the Listings Qualifications Panel of the NYSE American. The Company appealed the decision and requested a review hearing, which was scheduled to take place in September 2026. On September 1, 2026, the Company effected the September 2026 Reverse Stock Split, as described below, to address the low selling price of its Common Stock.

September 2026 Reverse Stock Split

On September 1, 2026, the Company effected the September 2026 Reverse Stock Split. The September 2026 Reverse Stock Split was approved by the Company's stockholders and by the Company's board of directors. At the effective time, every 40 shares of Common Stock issued and outstanding or held in treasury were automatically combined into one share of Common Stock. No fractional shares were issued; any fractional share resulting from the September 2026 Reverse Stock Split held by a registered holder was rounded up to the next whole share. The September 2026 Reverse Stock Split did not change the number of authorized shares of Common Stock or Preferred Stock or the par value per share of either class. Proportional adjustments were made to the number of shares of Common Stock issuable upon exercise, vesting or conversion of the Company's outstanding stock options, warrants, convertible notes, Preferred Stock and other instruments convertible into or exercisable for Common Stock, and to the related exercise prices and conversion prices. All share and per share amounts of Common Stock and Common Stock equivalents presented in these condensed consolidated financial statements and accompanying notes have been retroactively adjusted to reflect the September 2026 Reverse Stock Split for all periods presented. For additional information, see Note 2.

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

On February 27, 2026, we effected a 1-for-4.99 reverse stock split of our Common Stock (the “February 2026 Reverse Stock Split”). The February 2026 Reverse Stock Split has been reflected retroactively in all Common Stock and per share amounts for all periods presented. Proportional adjustments were made to the number of shares of Common Stock issuable upon exercise, vesting, or conversion of our outstanding stock options, restricted stock units, warrants, convertible notes, preferred stock, and other instruments convertible into or exercisable for Common Stock, as well as the applicable exercise prices, conversion prices, and per share grant date fair values. All share and per share amounts presented in this Quarterly Report, including but not limited to earnings per share, weighted-average shares outstanding, shares reserved under equity incentive plans and the employee stock purchase plan, and shares issuable under outstanding derivative and convertible instruments, have been retroactively adjusted to reflect the February 2026 Reverse Stock Split for all periods presented.

On September 1, 2026, we effected a 1-for-40 reverse stock split of our Common Stock (the "September 2026 Reverse Stock Split") pursuant to a Certificate of Amendment to our Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on August 31, 2026, in order to comply with NYSE's minimum price continued listing standards. The September 2026 Reverse Stock Split did not change the number of authorized shares of Common Stock or Preferred Stock or the par value per share of either class. The September 2026 Reverse Stock Split affected all Common Stock holders uniformly and did not affect our total stockholders' equity (deficit). No fractional shares were issued in connection with the September 2026 Reverse Stock Split; any fractional share that would otherwise have resulted was rounded up to the next whole share for each registered holder. Proportional adjustments were made to the number of shares of Common Stock issuable upon exercise, vesting, or conversion of our outstanding stock options, restricted stock units, warrants, convertible notes, Preferred Stock, and other instruments convertible into or exercisable for Common Stock, as well as the applicable exercise prices, conversion prices, and per share grant date fair values. All share and per share amounts presented in these condensed consolidated financial statements and accompanying notes, including but not limited to earnings per share, weighted-average shares outstanding, shares reserved under equity incentive plans and the employee stock purchase plan, and shares issuable under outstanding derivative and convertible instruments, have been retroactively adjusted to reflect the September 2026 Reverse Stock Split for all periods presented.

LIQUIDITY CONSTRAINTS

We have not yet achieved full commercialization and expect continued losses until we can do so. We must rely on capital from investors to support operations. From inception, we have continued to incur operating losses and negative cash flows from operating activities. For the three months ended June 30, 2026 and 2025 and six months ended June 30, 2026 and 2025, the Company has incurred net losses of $5,714,861 and $12,224,975, respectively, and $6,174,759 and $28,836,400, respectively, and the Company has an accumulated deficit of $206,654,590 as of June 30, 2026. We generated total revenue of $524,927, nil, $932,571 and nil during the three months ended June 30, 2026 and 2025 and six months ended June 30, 2026 and 2025, respectively.

In January 2025, we adopted a new business plan focused on building a stable foundation for the future business, including addressing outstanding payables, entering into joint development agreements, and acquiring controlling interests in strategic targets (the “Transformation Plan”). Management has implemented and continues to execute our Transformation Plan and has taken actions during 2025 and early 2026 to strengthen our financial position and liquidity profile. These actions include balance sheet improvements, enhanced access to the capital markets, and the establishment of a platform-based operating model through strategic investments and acquisitions. In connection with the Transformation Plan, we agreed to certain governance changes, including the appointment of Alessandro Zamboni as our Executive Chairman and changes to our Board of Directors.

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

July 2026 Offering, February 2026 Offering and 2025 Offerings

In July 2026, February 2026 and September 2025, we consummated best efforts public offerings of Common Stock, certain warrants to purchase Common Stock, and Series B preferred stock. For additional information, see Notes 11, 12 and 19 to the condensed consolidated financial statements included herein.

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

Under NYSE American delisting procedures, the Company has the right to a review of NYSE American’s determination by the Listings Qualifications Panel of the NYSE American. The Company appealed the decision and requested a review hearing, which was scheduled to take place in September 2026. On September 1, 2026, the Company effected the September 2026 Reverse Stock Split, as defined and described in Note 2 and Note 19, to address the low selling price of its Common Stock.

Halting of Trading on NYSE American and February 2026 Reverse Stock Split

Trading of our Common Stock was halted by NYSE American on February 13, 2026, because the trading price dropped below NYSE American’s Minimum Trading Price of $0.10.

On February 27, 2026, we effected the February 2026 Reverse Stock Split in order to return to compliance with the Minimum Trading Price requirement. Our Common Stock resumed trading on March 2, 2026.

For additional information, see Note 2 to the condensed consolidated financial statements included herein.

NYSE Regulation Notice of Noncompliance

On April 29, 2025, we received a Notice of Noncompliance (the “Notice”) from NYSE Regulation indicating that we were not in compliance with Section 1003(a)(i) of the NYSE American LLC Company Guide (the “Company Guide”), which requires a company to maintain stockholders’ equity of $2,000,000 or more if it has reported losses from continuing operations or net losses in two of its three most recent fiscal years. As of June 30, 2026 and December 31, 2025, total stockholders’ equity (deficit) was $10,130,320 and $(15,182,173), respectively.

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

Results of Operations

The following table sets forth our results of operations for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026	2025	$ Change
Revenue (including $43,310 and nil for the three months ended June 30, 2026 and 2025, respectively, and $73,322 and nil for the six months ended June 30, 2026 and 2025, respectively, with related parties)	$524,927	$—	$524,927
Cost of revenue	903,496	(4,538)	908,034
Gross loss	(378,569)	4,538	(383,107)
Operating expenses:
Research and development	227,480	—	227,480
Selling and marketing	1,582,358	526,996	1,055,362
General and administrative	3,632,893	4,095,229	(462,336)
Total operating expenses	5,442,731	4,622,225	820,506
Loss from operations	(5,821,300)	(4,617,687)	(1,203,613)
Non-operating income (loss):
Interest income	5,979	19,194	(13,215)
Interest expense (including nil and nil for the three months ended June 30, 2026 and 2025, respectively, and $67,737 and nil for the six months ended June 30, 2026 and 2025, respectively, with related parties)	(3,093)	(160,952)	157,859
Change in fair value of warrant liabilities	829,415	(16,986)	846,401
Loss on issuance of warrants and related costs	(18,498)	—	(18,498)
Change in fair value of debt	393,246	(1,422,895)	1,816,141
Loss on issuance of debt	—	(766,296)	766,296
Change in fair value of investments	(3,087,260)	—	(3,087,260)
Change in fair value of SYME Bonds (related party)	95,206	—	95,206
Change in fair value of contingent consideration (including $351,042 and nil for the three months ended June 30, 2026 and 2025, respectively, and $46,661 and nil for the six months ended June 30, 2026 and 2025, respectively, with related parties)	(368,523)	—	(368,523)
Change in fair value of convertible notes receivable (including $174,100 and nil for the three months ended June 30, 2026 and 2025, respectively, and $393,100 and nil for the six months ended June 30, 2026 and 2025, respectively, with related parties)	1,049,536	(11,400)	1,060,936
Change in fair value of SEPA liability	1,244,414	(260,507)	1,504,921
Loss on issuance of SEPA	—	(2,582,724)	2,582,724
SEPA fees and issuance costs	(45,515)	(1,075,000)	1,029,485
Loss on extinguishment of debt (including nil and nil for the three months ended June 30, 2026 and 2025, respectively, and nil and $27,139 for the six months ended June 30, 2026 and 2025, respectively, with related parties)	—	(1,375,819)	1,375,819
Other income (loss), net	11,532	46,097	(34,565)
Loss before provision for income taxes	(5,714,861)	(12,224,975)	6,510,114
Income tax provision	—	—	—
Net loss	$(5,714,861)	$(12,224,975)	$6,510,114

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

Change in Fair Value of Convertible Notes Receivable. We recorded a gain of $1,049,536 during the three months ended June 30, 2026, which primarily relates to the net effect of (i) an increase of approximately $1,224,000 in the fair value of the Tekne Convertible Note Receivable, primarily due to (a) an increase in our pro-rata equity entitlement upon the Capital Increase resulting from additional fundings under the Tekne Convertible Note Receivable during the period and (b) interest accrued on the Tekne Convertible Note Receivable during the period of approximately $200,000, which includes interest related to the Network Contract, partially offset by (ii) a decrease of approximately $174,000 in the fair value of the SYME Convertible Note Receivable, primarily due to the net impact of (a) potential dilutive impact on SYME's market value of the expected future conversion of the SYME Convertible Note Receivable into SYME ordinary shares and warrants and (b) interest accrued on the SYME Convertible Note Receivable during the period of approximately $184,000. We recorded a loss of $11,400 during the three months ended June 30, 2025, which relates to the increase in fair value of the SYME Convertible Note Receivable, primarily due to a decrease in the Company's stock price and remaining term to maturity. For additional information, see Note 6 to the condensed consolidated financial statements included herein.

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

SEPA Fees and Issuance Costs. We recorded $45,515 and $1,075,000 of SEPA fees and issuance costs during the three months ended June 30, 2026 and 2025, respectively, which relates to (i) a structuring fee payable to the SEPA Investor in the amount of $25,000, (ii) a commitment fee payable to the SEPA Investor in Common Stock in an amount equal to 1% of the Commitment Amount, or $1,000,000, paid 50% on execution of the SEPA, which resulted in the issuance of 6,677 shares of Common Stock to the SEPA Investor during the second quarter of 2025, and 50% 90 days following the date of the SEPA and (iii) legal expenses of $50,000 related to the issuance of the SEPA. For additional information, refer to Notes 7 and 13 to the condensed consolidated financial statements included herein.

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

The following table sets forth our results of operations for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025	$ Change
Revenue (including $43,310 and nil for the three months ended June 30, 2026 and 2025, respectively, and $73,322 and nil for the six months ended June 30, 2026 and 2025, respectively, with related parties)	$932,571	$—	$932,571
Cost of revenue	1,556,256	231,179	1,325,077
Gross loss	(623,685)	(231,179)	(392,506)
Operating expenses:
Research and development	294,980	184,563	110,417
Selling and marketing	3,559,883	1,070,333	2,489,550
General and administrative	9,247,579	6,174,034	3,073,545
Total operating expenses	13,102,442	7,428,930	5,673,512
Loss from operations	(13,726,127)	(7,660,109)	(6,066,018)
Non-operating income (loss):
Interest income	43,579	26,579	17,000
Interest expense (including nil and nil for the three months ended June 30, 2026 and 2025, respectively, and $67,737 and nil for the six months ended June 30, 2026 and 2025, respectively, with related parties)	(74,305)	(354,432)	280,127
Change in fair value of warrant liabilities	12,225,675	110,314	12,115,361
Loss on issuance of warrants and related costs	(8,224,691)	—	(8,224,691)
Change in fair value of debt	8,672,492	(1,166,373)	9,838,865
Loss on issuance of debt	(11,661,274)	(1,474,096)	(10,187,178)
Gain on initial recognition of Tekne Investment	84,000	—	84,000
Change in fair value of investments	(3,123,545)	—	(3,123,545)
Gain on issuance of SYME Bonds (related party)	49,514	—	49,514
Change in fair value of SYME Bonds (related party)	62,168	—	62,168
Change in fair value of contingent consideration (including $351,042 and nil for the three months ended June 30, 2026 and 2025, respectively, and $46,661 and nil for the six months ended June 30, 2026 and 2025, respectively, with related parties)	(68,159)	—	(68,159)
Change in fair value of derivative liability (including nil and nil for the three months ended June 30, 2026 and 2025, respectively, and $4,909,820 and nil for the six months ended June 30, 2026 and 2025, respectively, with related parties)	4,909,820	37,900	4,871,920
Change in fair value of convertible notes receivable (including $174,100 and nil for the three months ended June 30, 2026 and 2025, respectively, and $393,100 and nil for the six months ended June 30, 2026 and 2025, respectively, with related parties)	2,123,339	(11,400)	2,134,739
Remeasurement of subscription for Orbit shares (related party)	1,189,837	—	1,189,837
Remeasurement of Orbit equity method investment (related party)	(59,408)	—	(59,408)
Change in fair value of SEPA liability	1,473,349	(260,507)	1,733,856
Loss on issuance of SEPA	—	(2,582,724)	2,582,724
SEPA fees and issuance costs	(45,515)	(1,075,000)	1,029,485
Loss on extinguishment of debt (including nil and nil for the three months ended June 30, 2026 and 2025, respectively, and nil and $27,139 for the six months ended June 30, 2026 and 2025, respectively, with related parties)	—	(6,873,335)	6,873,335
Gain on sale of intellectual property intangible assets	—	8,961,872	(8,961,872)
Loss on impairment of inventories, property and equipment and operating lease right-of-use asset	—	(6,064,823)	6,064,823
Interest expense recognized on remeasurement of preferred stock liability	—	(10,398,050)	10,398,050
Other income (loss), net	(25,508)	(52,216)	26,708
Loss before provision for income taxes	(6,174,759)	(28,836,400)	22,661,641
Income tax provision	—	—	—
Net loss	$(6,174,759)	$(28,836,400)	$22,661,641

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

Change in Fair Value of Convertible Notes Receivable. We recorded a gain of $2,123,339 during the six months ended June 30, 2026, which primarily relates to the net effect of (i) an increase of approximately $2,516,000 in the fair value of the Tekne Convertible Note Receivable, primarily due to (a) an increase in our pro-rata equity entitlement upon the Capital Increase resulting from additional fundings under the Tekne Convertible Note Receivable during the period and (b) interest accrued on the Tekne Convertible Note Receivable during the period of approximately $331,000, which includes interest related to the Network Contract, partially offset by (ii) a decrease of approximately $393,000 in the fair value of the SYME Convertible Note Receivable, primarily due to the net impact of (a) the potential dilutive impact on SYME's market value of the expected future conversion of the SYME Convertible Note Receivable into SYME ordinary shares and warrants and (b) interest accrued on the SYME Convertible Note Receivable during the period of approximately $366,000. We recorded a loss of $11,400 during the six months ended June 30, 2025, which relates to the increase in fair value of the SYME Convertible Note Receivable, primarily due to a decrease in the Company's stock price and remaining term to maturity. For additional information, see Note 6 to the condensed consolidated financial statements included herein.

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

SEPA Fees and Issuance Costs. We recorded $45,515 and $1,075,000 of SEPA fees and issuance costs during the six months ended June 30, 2026 and 2025, respectively. The amount recorded during the six months ended June 30, 2025, which relates to (i) a structuring fee payable to the SEPA Investor in the amount of $25,000, (ii) a commitment fee payable to the SEPA Investor in Common Stock in an amount equal to 1% of the Commitment Amount, or $1,000,000, paid 50% on execution of the SEPA, which resulted in the issuance of 6,677 shares of Common Stock to the SEPA Investor during the second quarter of 2025, and 50% 90 days following the date of the SEPA and (iii) legal expenses of $50,000 related to the issuance of the SEPA. For additional information, refer to Notes 7 and 13 to the condensed consolidated financial statements included herein.

Loss on Extinguishment of Debt. During the six months ended June 30, 2025, we recorded a loss on the extinguishment of debt of $6,873,335, which primarily is comprised of (i) $2,123,403 related to excess of the initial fair value of $3,003,300 of the 2025 March Indigo Capital Convertible Notes over the carrying amount of the August 2024 Convertible Notes, (ii) $1,682,641 related to the sale of collateral, further described in Note 8 to the condensed consolidated financial statements, (iii) $1,174,519 related to the issuance of 46,025 shares to holders of Junior Notes to extinguish an aggregate $411,865 of principal and accrued interest under the Junior Notes, (iv) $1,071,997 related to the excess of the fair value of the 2025 June Brick Lane Convertible Notes at issuance and the carrying value of the 100,000 shares of the Company's outstanding Series A Preferred Stock that was extinguished, (v) $480,399 related to the issuance of 9,412 shares to Esousa Group Holdings LLC to extinguish an aggregate $389,375 of principal and accrued interest under the August 2024 Convertible Notes, (vi) $163,500 related to the issuance of the 2025 April Indigo Capital Convertible Notes in exchange for the extinguishment of an existing unsecured promissory note of the Company with a carrying value of $2,108,523, and (vii) $140,323 related to the excess of the fair value of the 2025 Bomore Convertible Notes at issuance and the carrying value of the 100,000 shares of the Company's outstanding Series A Preferred Stock that was extinguished. For further information, see Note 10 to the condensed consolidated financial statements included herein.

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

From inception through June 30, 2026, we have incurred operating losses and negative cash flows from operating activities. For the three months ended June 30, 2026 and 2025 and six months ended June 30, 2026 and 2025, the Company has incurred net losses of $5,714,861 and $12,224,975, respectively, and $6,174,759 and $28,836,400, respectively, and the Company has an accumulated deficit of $206,654,590 as of June 30, 2026. The net loss for the six months ended June 30, 2025 included $10,398,050 of non-cash interest expense recognized on remeasurement of the preferred stock liability. For additional information on this interest expense, see Note 11 to the condensed consolidated financial statements included herein.

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

Cash flows from operating activities

Net cash used in operating activities was $15,098,163 and $3,986,504 for the six months ended June 30, 2026 and 2025, respectively. The increase in cash used from operating activities is primarily the result of the net effect of (i) a net increase in cash used from non-cash expenses of $29,133,497 including (a) an increase in cash used from an increase in the gain on change in fair value of warrant liabilities of $12,115,361, (b) an increase in cash used from the interest expense recognized on remeasurement of preferred stock liability of $10,398,050 that was recognized during the six months ended June 30, 2025, (c) a decrease in cash used related to the increase in the loss on issuance of debt of $10,187,178, (d) an increase in cash used due to the change in fair value of debt of $9,838,865, (e) a decrease in cash used due to the decrease in the gain on sale of intellectual property intangible assets of $8,961,872 that was recognized during the six months ended June 30, 2025, (f) a decrease in cash used due to the loss on issuance of warrants and related costs of $8,224,691 recorded during the six months ended June 30, 2026, (g) an increase in cash used due to the loss on extinguishment of debt of $6,873,335 recognized during the six months ended June 30, 2025, (h) an increase in cash used due to the loss on impairment of inventories, property and equipment and operating lease right-of-use asset of $6,064,823 recognized during the six months ended June 30, 2025, and (i) an increase in cash used due to the increase in the gain related to the change in fair value of derivative liability of $4,871,920, (ii) a decrease in cash used from a decrease in net loss of $22,661,641 and (iii) an increase in cash used from a change in working capital of $4,639,803.

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

The material weakness in our control environment described above resulted in the restatement of the Company’s financial statements as of and for the three and six months ended June 30, 2026 covered by this Amendment No.1 on Form 10-Q/A. Additionally, this material weakness could result in material misstatements of the financial statements that would not be prevented or detected on a timely basis. See Note 18, “Restatement of Previously Issued Unaudited Interim Condensed Consolidated Financial Statements” in Item 1 of this Amendment No. 1 on Form 10-Q/A for additional information. Management continues to implement remediation efforts related to the previously identified material weaknesses. To remediate such weaknesses, we intend to implement the following changes during our fiscal year ending December 31, 2026: (i) hire additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are, in part, dependent upon our receiving additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Date: September 21, 2026

NUBURU, INC.
By: /s/ Alessandro Zamboni
Name: Alessandro Zamboni
Title: Executive Chairman and Co-Chief Executive Officer